Form 10-Q
period 1995-03-31
PENNROCK FINANCIAL SERVICES CORP
filed 1995-05-02
CIK 790988

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                              --------------------
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For quarter ended March 31, 1995   Commission file number 0-15040

                        PennRock Financial Services Corp.
             (Exact name of registrant as specified in its charter)

                   Pennsylvania                        23-2400021
         (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)          Identification No.)

                  1060 Main St.
             Blue Ball, Pennsylvania                     17506
     (Address of principal executive offices)          (Zip code)

                                 (717) 354-4541
               Registrant's telephone number, including area code

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes /X/ No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                      Class                  Outstanding at April 30, 1995
          Common Stock ($2.50 par value)            6,043,946 Shares

                                      INDEX
                       REGISTRANT COMPANY AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
    Condensed consolidated balance sheets - March 31, 1995,
    December 31, 1994 and March 31, 1994.
    Condensed consolidated statements of income - Three months ended
    March 31, 1995 and 1994.
    Condensed consolidated statements of cash flows - Three months ended March 31, 1995 and 1994.
    Notes to condensed consolidated financial statements - March 31, 1995.
    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II. OTHER INFORMATION
Item 1. Legal proceedings - None
Item 2. Change in securities - None
Item 3. Defaults on senior securities - None
Item 4. Submissions of matters to a vote of security holders - None
Item 5. Other information - None
Item 6. Exhibits and reports on Form 8-K -  Attached
SIGNATURES

Part I. FINANCIAL INFORMATION
PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

                                    March 31   December 31,   March 31,
                                      1995         1994          1994
                                   ----------   ----------    ----------
                                  (unaudited)                (unaudited)
                                     ASSETS
Cash and due from banks               $17,540      $14,400       $16,274
Money market investments                  176           75           107
Mortgages held for sale                   359        1,242         5,227
Investment securities:
  Available for sale                  184,451      191,887       180,577
  Held to maturity                     22,460       16,096         6,055
Loans:
  Loans, net of unearned income       270,727      239,928       208,058
  Allowance for loan losses           (3,577)      (3,482)       (3,549)
                                    ---------    ---------     ---------
  Net loans                           267,150      236,446       204,509
Bank premises and equipment             8,731        6,811         4,564
Accrued interest receivable             3,194        2,926         2,262
Other assets                            9,336       10,209         7,100
                                    ---------    ---------     ---------
Total assets                         $513,397     $480,092      $426,675
                                    =========    =========     =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Non-interest bearing              $52,692      $50,405       $44,902
    Interest bearing                  349,298      292,028       304,638
                                    ---------    ---------     ---------
    Total deposits                    401,990      342,433       349,540
  Short-term borrowings                53,256       82,077        18,045
  Long-term debt                        9,000       10,500        10,500
  Accrued interest payable              2,025        1,817         1,246
  Other liabilities                     3,993        3,362         3,581
                                    ---------    ---------     ---------
  Total liabilities                   470,264      440,189       382,912
Stockholders' Equity:
  Common stock, par value $2.50 per share;
    authorized -10,000,000 shares; issued
    and outstanding - 6,025,709,
    6,006,040, and 3,954,712 shares    15,064       15,015         9,887
  Surplus                              10,204        9,774        13,484
  Unrealized security gains (losses)  (4,003)      (6,038)         1,628
  Retained earnings                    21,868       21,152        18,764
                                    ---------    ---------     ---------
  Total stockholders' equity           43,133       39,903        43,763
                                    ---------    ---------     ---------
  Total liabilities and
    stockholders' equity             $513,397     $480,092      $426,675
                                    =========    =========     =========

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Amounts in thousands)

                                                Three Months Ended
                                                    March 31,
                                             ------------------------
                                                1995           1994
                                             ---------      ---------
Interest income:
  Interest and fees on loans                    $5,808          $4,374
  Investment securities:
     Available for sale                          2,893           2,393
     Held to maturity                              351              47
  Mortgages held for sale                           39              86
  Other                                              2               3
                                             ---------       ---------
  Total interest income                          9,093           6,903
Interest expense:
  Deposits                                       3,349           2,392
  Short-term borrowings                          1,053             212
  Long-term debt                                   159             113
                                             ---------       ---------
  Total interest expense                         4,561           2,717
                                             ---------       ---------
  Net interest income                            4,532           4,186
Provision for loan losses                           89             116
                                             ---------       ---------
                                                 4,443           4,070
Other income:
  Trust commissions and fees                       159             131
  Service charges and fees                         246             237
  Investment security gains                         87             532
  Discount on sale of mortgage loans              (16)            (12)
  Other                                            186             197
                                             ---------       ---------
  Total other income                               662           1,085
                                             ---------       ---------
  Net interest and other income                  5,105           5,155
                                             ---------       ---------
Other expenses:
  Salaries and wages                             1,474           1,308
  Employee benefits                                366             386
  Occupancy, net                                   229             234
  Equipment depreciation and service               214             178
  Other                                          1,033             933
                                             ---------       ---------
  Total other expense                            3,316           3,039
                                             ---------       ---------
  Income before income taxes                     1,789           2,116
Income taxes                                       470             430
                                             ---------       ---------
  Net income                                    $1,319          $1,686
                                             =========       =========

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

                                                Three Months Ended
                                                    March 31,
                                             ------------------------
                                                1995           1994
                                             ---------      ---------
Cash from operations                          $    766        $  5,111
Investing activities:
  Proceeds from sales of investment securities   7,459          14,148
  Purchases of investment securities           (5,726)        (32,745)
  Maturities and paydowns of
     investment securities                       1,367          14,736
  Net (increase) decrease in loans            (27,603)             295
  Purchases of premises and equipment          (2,134)            (99)
                                             ---------       ---------
     Net cash used by investing activities    (26,637)         (3,645)
Financing activities:
  Net increase in demand, NOW, money
     market and savings deposits                 5,160           1,245
  Net increase in time deposits                 54,396           6,664
  Increase (decrease) in short-term borrowings(28,821)        (10,687)
  Increase (decrease) in long-term debt        (1,500)           4,000
  Issuance of stock                                478             481
  Cash dividends                                 (602)           (554)
                                             ---------       ---------
     Net cash provided by financing
       activities                               29,111           3,167
                                             ---------       ---------
     Increase (decrease) in cash and cash
       equivalents                               3,240
     Cash and cash equivalents, beginning
       of year                                  14,476          12,476
                                             ---------       ---------
     Cash and cash equivalents, end of year   $ 17,716         $13,365
                                             =========       =========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 1995

NOTE A. BASIS OF PRESENTATION
  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
  Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1994.

NOTE B. ACCOUNTING POLICIES
  The accounting policies of PennRock Financial Services Corp. and Subsidiary, as applied in the consolidated interim financial statements presented, are substantially the same as those followed on an annual basis as presented in the 1994 Annual Report to shareholders except that, as of January 1, 1995, the Corporation adopted the Financial Accounting Standards Board's Statement No. 114, "Accounting by Creditors for Impairment of a Loan" and Statement No. 118 which amends SFAS 114. The statements generally require impaired loans to be measured on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.

NOTE C. COMMITMENTS AND CONTINGENT LIABILITIES
  The financial statements do not reflect various commitments and contingent liabilities, such as commitments to extend credit, letters of credit, guarantees, and liability for assets held in Trust, which arise in the normal course of business. Commitments under outstanding letters of credit amounted to $7,721,643 at March 31, 1995. Management does not anticipate any significant loss as a result of these transactions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Total assets of the Corporation increased by $33.3 million or 6.9% for the quarter and increased by $86.7 million or 20.3% over March 31, 1994. For the quarter, the increase in assets was primarily reflected in increases in mortgage and commercial loans. Total investment securities declined approximately $1 million for the quarter but increased $20 million or 10.9% from the first quarter of last year.

  Net income for the current quarter was $1,319,129 or $.22 per share compared with $1,686,243 or $.28 per share for the first quarter of 1994. Net interest income increased $277,540 or 6.5% from the first quarter of 1994 due to volume increases offset by narrower spreads, while other income excluding security and mortgage gains and losses increased $24,897 or 4.4% and other expenses decreased $276,816 or 9.1%.

  Dividends declared for the quarter totaled $602,571 or $.10 per share. This represented 45.7% of net income. Dividends declared during the fourth quarter of 1994 were $600,604 or $.10 per share and $553,660 or $.093 per share for the first quarter of last year. All per share data have been adjusted for a 3-for-2 stock split paid in the fourth quarter of 1994.

LIQUIDITY:
  The purpose of liquidity management is to ensure that there are sufficient cash flows available to meet a variety of needs. These include financial commitments such as satisfying the credit needs of our borrowers and withdrawals by our depositors, the ability to capitalize in investment and business opportunities as they occur, and the funding of the Corporation's own operations. Liquidity is provided by maturities and sales of investment securities, loan payments and maturities, liquidating money market investments such as federal funds sold, and the Corporation's dividend reinvestment plan. Liquidity is also provided by short-term lines of credit with various correspondents and fixed and variable rate advances from the Federal Home Loan Bank of Pittsburgh and other correspondent banks. However, the Corporation's primary source of liquidity lies in the Corporation's ability to renew, replace and expand its base of core deposits (consisting of demand, NOW, money market, savings, and time deposits of less than $100,000).

  Total deposits increased $52.4 million or 15.0% since March 31, 1994. Short-term borrowings increased $35.2 million or 195.1% since last year while long-term advances decreased $1.5 million or 14.3%. Table 1 reflects the changes in the major classifications of deposits and borrowings by comparing the balances at the end of the first quarter of 1995 with year-end and the first quarter of 1994.

TABLE 1 - DEPOSITS AND BORROWINGS BY MAJOR CLASSIFICATION
(Amounts in thousands)

                                   March 31,   December 31,   March 31,
                                      1995         1994          1994
                                   ---------   -----------   -----------
                                  (unaudited)                (unaudited)
Non-interest bearing                 $ 52,691     $ 50,405      $ 44,902
NOW accounts                           39,101       39,038        39,859
Money market deposit accounts          25,745       20,152        26,202
Savings accounts                       63,463       66,246        69,135
Time deposits under $100,000          200,349      149,785       148,881
                                    ---------    ---------     ---------
Total core deposits                   381,349      325,626       328,979
Time deposits of $100,000 or more      20,641       16,807        20,561
                                    ---------    ---------     ---------
Total deposits                        401,990     $342,433      $349,540
Short-term borrowings                  53,256       82,077        18,045
Long-term debt                          9,000       10,500        10,500
                                    ---------    ---------     ---------
Total deposits and borrowings        $464,246     $435,010      $378,085
                                    =========    =========     =========

CAPITAL RESOURCES:
  Total stockholders' equity declined $630,385 or 1.4% from March 31, 1994 and increased $3.2 million or 8.1% since year-end 1994. The increase in stockholders' equity since year-end is partially enhanced by a decrease in the unrealized loss, net of deferred tax effect, of the Company's available for sale investment portfolio.
  Table 2 shows the Corporation's and the Bank's capital resources at March 31, 1995 and at December 31 and March 31, 1994. The Corporation and the Bank exceed all minimum capital guidelines.

TABLE 2 - CAPITAL RESOURCES

                                   March 31,   December 31,   March 31,
                                      1995         1994          1994
                                   ---------   -----------   -----------
                                  (unaudited)                (unaudited)
PennRock Financial Services Corp.:
  Leverage ratio:
   Total capital to total assets        9.10%         9.04%       11.13%
   Tier 1 capital to total assets       8.40%         8.31%       10.30%
  Risk-based capital ratios:
   Tier 1 capital to risk weighted assets            14.90%       16.22%
16.81%
   Total capital to risk weighted assets16.06%       17.45%       18.06%
Blue Ball National Bank:
  Leverage ratio:
   Total capital to total assets        8.77%         8.70%       10.63%
   Tier 1 capital to total assets       8.07%         7.97%        9.79%
  Risk-based capital ratios:
   Tier 1 capital to risk weighted assets            14.38%       15.66%
16.06%
   Total capital to risk weighted assets15.54%       16.90%       17.31%

PART II.  OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K
ITEM 1  LEGAL PROCEEDINGS
  Not applicable
ITEM 2  CHANGE IN SECURITIES
  Not applicable
ITEM 3  DEFAULTS ON SENIOR SECURITIES
  Not applicable
ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
  Not applicable
ITEM 5.  OTHER INFORMATION
  Not applicable
ITEM 6.
  (a) EXHIBITS
      Not applicable
  (b) REPORTS ON FORM 8-K
      Form 8-K dated January 27, 1995: In connection with a press release relating to the acquisition of three branch offices from PNC Bank, N.A.

                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PennRock Financial Services Corp.
                                             (Registrant)


Date:  May 2, 1995           By:  /s/Melvin Pankuch
- --------------------------    -----------------------------------------------
                                   Melvin Pankuch
                                   Executive Vice President and
                                   Chief Executive Officer

Date:  May 2, 1995           By:  /s/George B. Crisp
- --------------------------    -----------------------------------------------
                                   George B. Crisp
                                   Vice President and Treasurer
                                   (Principal Financial and Accounting Officer)