Form 10-Q
period 1995-06-30
PENNROCK FINANCIAL SERVICES CORP
filed 1995-08-03
CIK 790988

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

             -------------------------------------------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For quarter ended June 30, 1995    Commission file number 0-15040

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

  Yes /X/ No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
                      Class                   Outstanding at July 31, 1995
          Common Stock ($2.50 par value)            6,062,991 Shares

                                      INDEX

                       REGISTRANT COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

    Condensed consolidated balance sheets - June 30, 1995,
    December 31, 1994 and June 30, 1994.

    Condensed consolidated statements of income - Six months ended June 30, 1995 and 1994.

    Condensed consolidated statements of cash flows - Six months ended June 30, 1995 and 1994.

    Notes to condensed consolidated financial statements - June 30, 1995.

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION
Item 1. Legal proceedings - None
Item 2. Change in securities - None
Item 3. Defaults on senior securities - None
Item 4. Submissions of matters to a vote of security holders - Election of Directors Attached
Item 5. Other information - None
Item 6. Exhibits and reports on Form 8-K -  Attached
SIGNATURES

Part I. FINANCIAL INFORMATION
PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

                                    June 30    December 31,    June 30,
(Amounts in thousands)                1995         1994          1994
                                  (unaudited)                (unaudited)
Assets:
Cash and due from banks              $ 15,697     $ 14,400      $ 16,198
Money market investments                1,179           75            72
Mortgages held for sale                 1,374        1,242           661
Investment securities:
  Available for sale                  181,668      191,887       178,220
  Held to maturity                     21,179       16,096         8,069
Loans:
  Loans, net of unearned income       281,557      239,928       222,727
  Allowance for loan losses           (3,602)      (3,482)       (3,691)
                                    ---------    ---------     ---------
  Net loans                           277,955      236,446       219,036
Bank premises and equipment             8,856        6,811         4,854
Accrued interest receivable             3,055        2,926         2,401
Other assets                            8,204       10,209         9,769
                                    ---------    ---------     ---------
Total assets                         $519,167     $480,092      $439,280
                                    =========    =========     =========
Liabilities and Stockholders' Equity
Liabilities:
  Deposits:
    Non-interest bearing             $ 55,231     $ 50,405      $ 50,300
    Interest bearing                  364,114      292,028       297,035
                                    ---------    ---------     ---------
    Total deposits                    419,345      342,433       347,335
  Short-term borrowings                36,161       82,077        35,920
  Long-term debt                        9,000       10,500        10,500
  Accrued interest payable              2,657        1,817         1,280
  Other liabilities                     4,294        3,362         5,299
                                    ---------    ---------     ---------
  Total liabilities                   471,457      440,189       400,334
Stockholders' Equity:
  Common stock, par value $2.50 per share;
    authorized - 10,000,000 shares; issued
    and outstanding - 6,044,412,
    6,006,040, and 3,969,623           15,111       15,015         9,924
  Surplus                              10,577        9,774        13,841
  Unrealized security gains (losses)    (831)      (6,038)       (4,596)
  Retained earnings                    22,853       21,152        19,777
                                    ---------    ---------     ---------
  Total stockholders' equity           47,710       39,903        38,946
                                    ---------    ---------     ---------
  Total liabilities and
    stockholders' equity             $519,167     $480,092      $439,280
                                    =========    =========     =========

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                     Three Months Ended       Six Months Ended
(Amounts in thousands)                    June 30,                June 30,
                                    --------------------    --------------------
                                      1995        1994         1995       1994
Interest income:
  Interest and fees on loans         $6,406      $4,455      $12,214     $8,898
  Investment securities:
     Available for sale               2,781       2,471        5,673      4,589
     Held to maturity                   351         311          703        633
  Mortgages held for sale                59          79           98        165
  Other                                  17           2           18          5
                                    -------     -------      -------    -------
  Total interest income               9,613       7,318       18,706     14,290
Interest expense:
  Deposits                            4,138       2,456        7,487      4,848
  Short-term borrowings                 703         272        1,756        485
  Long-term debt                        178         134          337        247
                                    -------     -------      -------    -------
  Total interest expense              5,019       2,862        9,580      5,580
                                    -------     -------      -------    -------
  Net interest income                 4,594       4,456        9,126      8,710
Provision for loan losses                90         117          178        233
                                    -------     -------      -------    -------
                                      4,504       4,339        8,948      8,477
Other income:
  Trust commissions and fees            135         140          294        271
  Service charges and fees              265         251          511        488
  Investment security gains             186         485          273      1,017
  Gain (loss) on sale of mtg loans       12       (117)          (4)      (198)
  Other                                 202         198          388        395
                                    -------     -------      -------    -------
  Total other income                    801         957        1,462      1,973
                                    -------     -------      -------    -------
  Net interest and other income       5,305       5,296       10,410     10,450
                                    -------     -------      -------    -------
Other expenses:
  Salaries and benefits               1,783       1,755        3,623      3,448
  Occupancy, net                        245         210          473        443
  Equipment deprec. and service         259         189          473        367
  Other                               1,062       1,021        2,094      1,954
                                    -------     -------      -------    -------
  Total other expense                 3,348       3,174        6,663      6,212
                                    -------     -------      -------    -------
  Income before income taxes          1,957       2,122        3,747      4,238
Income taxes                            368         553          839        983
                                    -------     -------      -------    -------
  Net income                         $1,589      $1,569      $ 2,908    $ 3,255
                                    =======     =======      =======    =======

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                 Six Months Ended
                                                     June 30,
(Amounts in thousands)                       ------------------------
                                                1995           1994
                                             ---------      ---------
Cash from operations                          $  4,126        $ 13,291
Investing activities:
  Proceeds from sales of investment securities  29,742          23,239
  Purchases of investment securities          (22,482)        (60,355)
  Maturities and paydowns of
     investment securities                       5,953          24,551
  Net (increase) in loans                     (41,687)        (14,349)
  Purchases of premises and equipment          (2,438)           (530)
                                             ---------       ---------
     Net cash used by investing activities    (30,912)        (27,444)
Financing activities:
  Net increase in demand, NOW, money
     market and savings deposits                 8,696           3,193
  Net increase in time deposits                 68,215           2,509
  Increase (decrease) in short-term borrowings(45,916)           7,187
  Increase (decrease) in long-term debt        (1,500)           4,000
  Issuance of stock                                899             875
  Cash dividends                               (1,207)         (1,109)
                                             ---------       ---------
     Net cash provided by financing
       activities                               29,187          16,655
                                             ---------       ---------
     Increase in cash and cash equivalents       2,401           2,502
     Cash and cash equivalents, beginning
       of year                                  14,476          13,767
                                             ---------       ---------
     Cash and cash equivalents, end of period  $16,877         $16,269
                                             =========       =========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 1995

NOTE A. BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
  Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1994.

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

NOTE C. COMMITMENTS AND CONTINGENT LIABILITIES

  The financial statements do not reflect various commitments and contingent liabilities, such as commitments to extend credit, letters of credit, guarantees, and liability for assets held in Trust, which arise in the normal course of business. Commitments under outstanding letters of credit amounted to $9.0 million at June 30, 1995. Management does not anticipate any significant loss as a result of these transactions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Total assets of the Corporation increased by $39.1 million or 8.1% for the first half of the year and increased by $79.9 million or 18.2% over June 30, 1994. The increases in assets were primarily reflected in increases in loans outstanding as loans increased $41.6 million or 17.4% for the year-to-date and by $58.8 million or 26.4% since last year. Total investment securities (measured on an amortized cost basis) declined approximately $13 million for since year-end but increased $10.9 million or 5.6% from June 30 last year.

  Net income for the current quarter was $1,588,619 or $.26 per share compared with $1,569,132 or $.26 per share for the second quarter of 1994. Net interest income increased $137,470 from the second quarter of 1994 due to volume increases offset by narrower spreads, while other income excluding security and mortgage gains and losses increased $13,959 and other expenses increased $174,468.

  Net income for the year-to-date was $2,907,748 or $.48 per share compared with $3,255,375 or $.55 per share for the first half of 1994. Net interest income increased $415,010 from the first half of 1994, while other income excluding security and mortgage gains and losses increased $38,856 and other expenses increased $451,284. Investment security gains totaled $1,016,805 for the first half of 1994 and $273,163 for the first half of 1995, a decline of $743,642.

  Dividends declared for the quarter totaled $604,441 or $.10 per share. This represented 38.0% of net income. Dividends declared during the first quarter were $602,441 or $.10 per share and $555,747 or $.093 per share for the second quarter of last year. All per share data have been adjusted for a 3-for-2 stock split paid in the fourth quarter of 1994.

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

  Total deposits increased $76.9 million or 22.5% since year end and $72.0 million or 20.7% from last year. Total borrowings declined $47.4 million since year end and by $1.3 million from last year. Table 1 reflects the changes in the major classifications of deposits and borrowings by comparing the balances at the end of the second quarter of 1995 with year-end and the second quarter of 1994.

  TABLE 1 - DEPOSITS AND BORROWINGS BY MAJOR CLASSIFICATION

(Amounts in thousands)

                                    June 30,   December 31,    June 30,
                                      1995         1994          1994
                                   ---------   -----------   -----------
                                  (unaudited)                (unaudited)
Non-interest bearing                 $ 55,231     $ 50,405      $ 50,300
NOW accounts                           37,880       39,038        38,843
Money market deposit accounts          27,983       20,152        22,528
Savings accounts                       63,444       66,246        70,377
Time deposits under $100,000          213,870      149,785       146,983
                                    ---------    ---------     ---------
Total core deposits                   398,408      325,626       329,031
Time deposits of $100,000 or more      20,937       16,807        18,304
                                    ---------    ---------     ---------
Total deposits                        419,345      342,433       347,335
Short-term borrowings                  36,161       82,077        35,920
Long-term debt                          9,000       10,500        10,500
                                    ---------    ---------     ---------
Total deposits and borrowings        $464,506     $435,010      $393,755
                                    =========    =========     =========

CAPITAL RESOURCES:

  Total stockholders' equity increased $8.8 million or 22.5% from June 30, 1994 and increased $7.8 million or 19.6% since year-end 1994. The increase in stockholders' equity since year-end and from last year was enhanced by a decrease in the unrealized loss, net of deferred tax effect, of the Corporation's available for sale investment portfolio.

  Table 2 shows the Corporation's and the Bank's capital resources at June 30, 1995 and at December 31 and June 30, 1994. The Corporation and the Bank exceed all minimum capital guidelines.

TABLE 2 - CAPITAL RESOURCES

                                    June 30,   December 31,    June 30,
                                      1995         1994          1994
                                   ---------   -----------   -----------
                                  (unaudited)                (unaudited)
PennRock Financial Services Corp.:
  Leverage ratio:
   Total capital to total assets        9.88%         9.04%        9.71%
   Tier 1 capital to total assets       9.19%         8.31%        8.87%
  Risk-based capital ratios:
   Tier 1 capital to risk weighted
     assets                            14.55%        16.22%       15.17%
   Total capital to risk weighted
     assets                            15.65%        17.45%       16.42%
Blue Ball National Bank:
  Leverage ratio:
   Total capital to total assets        9.55%         8.70%        9.29%
   Tier 1 capital to total assets       8.85%         7.97%        8.45%
  Risk-based capital ratios:
   Tier 1 capital to risk weighted
     assets                            14.02%        15.66%       14.46%
   Total capital to risk weighted
     assets                            15.13%        16.90%       15.72%

PART II.  OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K

ITEM 1  LEGAL PROCEEDINGS

  Not applicable

ITEM 2  CHANGE IN SECURITIES

  Not applicable

ITEM 3  DEFAULTS ON SENIOR SECURITIES

  Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

  The 1995 Annual Meeting of Shareholders (the "Meeting") of PennRock Financial
  Services Corp. was held on April 25, 1995. Notice of the Meeting was mailed to shareholders on or about April 1, 1995, together with proxy materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

  The Meeting was held for the purpose of electing three Class B directors to hold office for three years from the date of election and until their successors are elected and have qualified.

  There was no solicitation in opposition to the nominees of the Board of Directors for the election to the Board. All nominees of the Board of Directors were elected. The number of votes cast for or withheld, as well as the number of abstentions and broker nonvotes for each of the nominees for election to the Board of Directors, were as follows:

                                          Votes        Abstentions and
   Nominee               Votes for       Withheld      Broker Nonvotes
- --------------           ----------     ----------     ---------------
Elton Horning            4,413,318         22,972          1,589,419
Fred Musselman           4,416,209         20,081          1,589,419
Glenn H. Weaver          4,415,782         20,507          1,589,419

     ITEM 5.  OTHER INFORMATION

  Not applicable

ITEM 6.

  (a)  EXHIBITS

     Not applicable

  (b) REPORTS ON FORM 8-K

     Form 8-K dated June 27, 1995: In connection with a press release of PennRock Financial Services Corp. relating to the authorization of an open market stock repurchase program of up to 200,000 shares of the Corporation's shares.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PennRock Financial Services Corp.
                                             (Registrant)


Date:  August 4, 1995         By:  /s/Melvin Pankuch
- --------------------------    -----------------------------------------------
                                   Melvin Pankuch
                                   Executive Vice President and
                                   Chief Executive Officer

Date:  August 4, 1995         By:  /s/George B. Crisp
- --------------------------    -----------------------------------------------
                                   George B. Crisp
                                   Vice President and Treasurer
                                   (Principal Financial and Accounting Officer)


