Form 10-Q
period 1995-09-30
PENNROCK FINANCIAL SERVICES CORP
filed 1995-11-15
CIK 790988

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

             -------------------------------------------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended September 30, 1995    Commission File Number 0-15040
                       ------------------                          --------

                        PennRock Financial Services Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Pennsylvania                        23-2400021
         -------------------------------          --------------------
         (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)          Identification No.)

                  1060 Main St.
             Blue Ball, Pennsylvania                     17506
     ---------------------------------------           ----------
     (Address of principal executive offices)          (Zip code)


                                 (717) 354-4541
               --------------------------------------------------
               Registrant's telephone number, including area code

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes /X/ No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
                      Class                 Outstanding at November 8, 1995
          ------------------------------    --------------------------------
          Common Stock ($2.50 par value)            6,062,412 Shares

                                      INDEX

                       REGISTRANT COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
-----------------------------
Item 1. Financial Statements

        Condensed consolidated balance sheets - September 30, 1995, December 31, 1994 and September 30, 1994.

        Condensed consolidated statements of income - Nine months ended September 30, 1995 and 1994.

        Condensed consolidated statements of cash flows - Nine months ended September 30, 1995 and 1994.

        Notes to condensed consolidated financial statements - September 30, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION
--------------------------
Item 6. Exhibits and Reports on Form 8-K


SIGNATURES
----------

Part I. FINANCIAL INFORMATION
PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                  September 30 December 31, September 30,
(Amounts in thousands)                1995         1994          1994
                                  ------------ -----------  -------------
ASSETS
Cash and due from banks              $ 15,759     $ 14,400      $ 15,326
Money market investments                  294           75           267
Mortgages held for sale                 3,764        1,242           266
Investment securities:
  Available for sale, at fair value   174,144      191,887       187,104
  Held to maturity                     19,191       16,096        17,117
Loans:
  Loans, net of unearned income       290,247      239,928       225,856
  Allowance for loan losses           (3,708)      (3,482)       (3,554)
                                    ---------    ---------     ---------
  Net loans                           286,539      236,446       222,302
Bank premises and equipment             8,794        6,811         5,431
Accrued interest receivable             3,301        2,926         3,187
Other assets                            9,813       10,209        10,526
                                    ---------    ---------     ---------
Total assets                         $521,599     $480,092      $461,525
                                    =========    =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Non-interest bearing             $ 52,099     $ 50,405      $ 47,877
    Interest bearing                  361,090      292,028       297,924
                                    ---------    ---------     ---------
    Total deposits                    413,189      342,433       345,801
  Short-term borrowings                43,054       82,077        48,733
  Long-term debt                        9,000       10,500        19,000
  Accrued interest payable              2,393        1,817         1,396
  Other liabilities                     5,145        3,362         5,520
                                    ---------    ---------     ---------
  Total liabilities                   472,781      440,189       420,450
Stockholders' Equity:
  Common stock, par value $2.50 per share;
    authorized - 10,000,000 shares; issued
    and outstanding - 6,062,991,
    6,006,040, and 3,969,623           15,157       15,015         9,964
  Surplus                              10,905        9,774        14,261
  Unrealized gains (losses)
    on securities available for sale,
    net of deferred taxes              (1,144)      (6,038)       (3,716)

  Retained earnings                    23,900       21,152        20,566
                                    ---------    ---------     ---------
  Total stockholders' equity           48,818       39,903        41,075
                                    ---------    ---------     ---------
  Total liabilities and
    stockholders' equity             $521,599     $480,092      $461,525
                                    =========    =========     =========

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                 Three Months Ended      Nine Months Ended
(Amounts in thousands)             September 30,           September 30,
                                --------------------   ---------------------
                                  1995        1994         1995        1994
                                 ------      ------       ------      ------
Interest income:
  Interest and fees on loans     $6,668      $4,937      $18,883    $13,835
  Investment securities:
     Available for sale           2,576       2,418        8,249      7,008
     Held to maturity               505         261        1,207        893
  Mortgages held for sale            74          82          172        248
  Other                               2           2           20          6
                                -------     -------      -------    -------
  Total interest income           9,825       7,700       28,531     21,990
Interest expense:
  Deposits                        4,238       2,613       11,725      7,461
  Short-term borrowings             644         436        2,400        920
  Long-term debt                    144         193          481        440
                                -------     -------      -------    -------
  Total interest expense          5,026       3,242       14,606      8,821
                                -------     -------      -------    -------
  Net interest income             4,799       4,458       13,925     13,169
Provision for loan losses           110          60          289        293
                                -------     -------      -------    -------
                                  4,689       4,398       13,636     12,876
Other income:
  Trust commissions and fees        143         134          436        404
  Service charges and fees          253         254          764        741
  Investment security gains         159        (18)          432        999
  Gain (loss) on sale
   of mortgage loans                 34        (83)           30      (280)
  Other                             233         199          623        595
                                -------     -------      -------    -------
  Total other income                822         486        2,285      2,459
                                -------     -------      -------    -------
  Net interest and other income   5,511       4,884       15,921     15,335
                                -------     -------      -------    -------
Other expenses:
  Salaries and benefits           1,861       1,750        5,484      5,199
  Occupancy, net                    261         223          734        667
  Equipment depreciation
   and service                      310         175          783        542
  Other                             946         902        3,040      2,855
                                -------     -------      -------    -------
  Total other expense             3,378       3,050       10,041      9,263
                                -------     -------      -------    -------
  Income before income taxes      2,133       1,834        5,880      6,072
Income taxes                        479         449        1,318      1,431
                                -------     -------      -------    -------
  Net income                     $1,654      $1,385      $ 4,562    $ 4,641
                                =======     =======      =======    =======
Earnings per share                 $.27        $.23         $.75        $.78
                                 =======     =======      =======     =======

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                 Nine Months Ended
                                                   September 30,
(Amounts in thousands)                        -----------------------
                                                 1995           1994
                                              ---------      ---------
Cash from operations                           $  2,595        $ 13,689
Investing activities:
  Proceeds from sales of investment securities   51,802          25,534
  Purchases of investment securities           (40,257)        (82,909)
  Maturities and paydowns of
     investment securities                       10,778          28,112
  Net increase in loans                        (50,382)        (17,674)
  Purchases of premises and equipment           (2,650)         (1,226)
                                              ---------       ---------
     Net cash used by investing activities     (30,709)        (48,163)
Financing activities:
  Net increase (decrease) in demand, NOW,
     money market and savings deposits            4,966         (3,622)
  Net increase in time deposits                  65,789           7,792
  Increase (decrease) in short-term borrowings (39,024)          20,001
  Increase (decrease) in long-term debt         (1,500)          12,500
  Issuance of stock                               1,273           1,336
  Cash dividends                                (1,813)         (1,707)
                                              ---------       ---------
     Net cash provided by financing
       activities                                29,691          36,300
                                              ---------       ---------
     Increase in cash and cash equivalents        1,577           1,826
     Cash and cash equivalents, beginning
       of year                                   14,476          13,767
                                              ---------       ---------
     Cash and cash equivalents, end of period   $16,053         $15,593
                                              =========       =========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 1995

NOTE 1. BASIS OF PRESENTATION

  The accompanying consolidated financial statements of PennRock Financial Services Corp. and subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information contained in the financial statements is unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of interim periods have been made. Operating results for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in PennRock's annual report on Form 10-K for the year ended December 31, 1994.

NOTE 2. ACCOUNTING POLICIES

  The accounting policies of PennRock Financial Services Corp. and Subsidiary, as applied in the consolidated interim financial statements presented, are substantially the same as those followed on an annual basis as presented in the 1994 Annual Report to shareholders except that, as of January 1, 1995, PennRock adopted the Financial Accounting Standards Board's Statement No. 114, "Accounting by Creditors for Impairment of a Loan" and Statement No. 118 which amends SFAS 114. SFAS 114 requires impaired loans that are within the scope of the Statement to be measured on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. SFAS 118 amends SFAS 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan and to required additional disclosure on interest income recognition related to impaired loans. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Prior to 1995, the credit losses related to impaired loans were estimated based on undiscounted cash flows or the fair value of the underlying collateral. The effect on the financial statements of adopting SFAS 114 and 118 has been immaterial.

NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES

  The financial statements do not reflect various commitments and contingent liabilities, such as commitments to extend credit, letters of credit, guarantees, and liability for assets held in Trust, which arise in the normal course of business. Commitments under outstanding letters of credit amounted to $9.0 million at September 30, 1995. Management does not anticipate any significant loss as a result of these transactions.

NOTE 4. ADOPTION OF SFAS NO. 122

  Effective January 1, 1996, PennRock plans to adopt Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65" (SFAS 122). SFAS 122 amended Statement 65 to require an institution to recognize as separate assets the rights to service mortgage loans for others when a mortgage loan is sold or securitized and servicing rights retained. When capitalizing originated mortgage servicing rights ("OMSR's"), an institution allocates the total cost of the mortgage loans (the recorded investment in the mortgage loans including net deferred fees or costs and any purchase premium or discount) to the OMSR's and the loans (without the OMSR's) based on their relative fair values. OMSR's are amortized in proportion to, and over the period of, estimated net servicing income.

  SFAS 122 also requires that all capitalized mortgage servicing rights be evaluated for impairment based on the difference between the carrying amount of the servicing rights and their current fair value. Impairment of OMSR's is recognized through a valuation allowance. The amount of impairment recognized is the amount by which the capitalized OMSR's exceed their fair value. Subsequent to the initial measurement of impairment, the valuation allowance is adjusted to reflect changes in the measurement of impairment. Fair value in excess of the amount capitalized as OMSR's (net of amortization) is not recognized.

  Management is currently evaluating the potential impact of the adoption of SFAS 122 on the financial statements. Factors such as volume of mortgage loans which will be originated in 1996 will have a material effect on the amount of OMSR's realized and consequently on the respective financial statements and cannot be determined at this time. PennRock has no purchased mortgage servicing rights.

NOTE 5. ACQUISITION OF BRANCHES

  On January 27, 1995, the Bank purchased three branches from PNC Bank, N.A. As part of the transaction, the Bank also acquired approximately $40 million in deposits and $6 million in consumer loans.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This section presents management's discussion and analysis of the financial condition and results of operations of PennRock Financial Services Corp. and subsidiary. This discussion should be read in conjunction with the financial statements which appear elsewhere in this report.

  Total assets of PennRock increased by $41.5 million or 8.7% for the first half of the year and increased by $60.1 million or 13.0% over September 30, 1994. The increases in assets were primarily reflected in increases in loans outstanding as loans increased $50.3 million or 21.0% for the year-to-date and by $64.4 million or 28.5% since last year. Total investment securities (measured on an amortized cost basis) declined approximately $22.3 million or 10.3% since year-end and by $14.9 million or 7.6% from September 30 last year.

  Net income for the current quarter was $1,654,098 or $.27 per share compared with $1,385,325 or $.23 per share for the third quarter of 1994, an increase of $268,773 or 19.4%. Net interest income increased $340,848 from the third quarter of 1994 due to volume increases and slightly wider spreads, while other income excluding security and mortgage gains and losses increased $43,188 and other expenses increased $327,059.

  Net income for the year-to-date was $4,561,846 or $.75 per share compared with $4,640,700 or $.78 per share for the first three quarters of 1994. Net interest income increased $755,858 from the same period in 1994, while other income excluding security and mortgage gains and losses increased $82,044 and other expenses increased $778,343. Investment security gains totaled $999,159 for the first three quarters of 1994 and $432,462 for the first three quarters of 1995, a decline of $566,697.

  Dividends declared for the quarter totaled $606,429 or $.10 per share. This represented 39.8% of net income. Dividends declared during the second quarter were $604,441 or $.10 per share and $598,182 or $.093 per share for the third quarter of last year. For the year-to-date, dividends paid totaled $1,813,311 compared to $1,707,268 for the first nine months of 1994, an increase of 6.2%. All per share data have been adjusted for a 3-for-2 stock split paid in the fourth quarter of 1994.

NET INTEREST INCOME

  Net interest income is the product of the volume of average earning assets and the average rates earned on them, less the volume of average interest bearing liabilities and the average rates paid on them. The amount of net interest income is affected by changes in interest rates, volumes and the mix of earning assets and paying liabilities. For analytical purposes, net interest income is adjusted to a taxable equivalent basis. This adjustment allows for a more accurate comparison among taxable and tax-exempt assets by increasing tax-exempt income by an amount equivalent to the federal income tax which would have been paid if this income were taxable at the statutory rate of 34%.

  Table 1 presents the net interest income on a fully taxable equivalent basis for the third quarter and first nine months of 1995 and 1994. Net interest income on a fully taxable equivalent basis totaled $5.0 million for the third quarter of 1995, an increase of $.5 million or 11.3% from $4.5 million earned for the same period of 1994. For the first nine months of 1995, net interest income amounted to $14.4 million, an increase of $.9 million or 6.9% from $13.5 million for 1994.

TABLE 1 - NET INTEREST INCOME

                                 Three Months Ended      Nine Months Ended
(Amounts in thousands)             September 30,           September 30,
                                --------------------   ---------------------
                                  1995        1994         1995        1994
                                 ------      ------       ------      ------
Total interest income            $9,825      $7,700      $28,531    $21,990
Total interest expense            5,026       3,242       14,606      8,821
                                -------     -------      -------    -------
Net interest income               4,799       4,458       13,925     13,169
Tax equivalent adjustment           224          55          537        364
                                -------     -------      -------    -------
Net interest income
  (fully taxable equivalent)     $5,023      $4,513      $14,462    $13,533
                                =======     =======      =======    =======

  Table 2 presents the average balances, taxable equivalent interest income and expense and rates for PennRock's assets and liabilities for the three and nine months ended September 30, 1995 and 1994. Both the interest rate spread and net interest margin are lower in 1995 than in 1994 because rates on interest bearing liabilities grew faster than rates on interest earning assets. For the third quarter of 1995 compared with the third quarter of 1994, earning asset yields were 71 basis points higher but rates on paying liabilities increased 116 basis points for the same period. For the first nine months, earning asset yields were 75 basis points higher while rates on paying liabilities were 118 basis points higher.

TABLE 2 - AVERAGE BALANCES, RATES, AND INTEREST INCOME AND EXPENSE

                                       Three Months Ended September 30,
(Amounts in thousands)   --------------------------------------------------------
                                        1995                     1994
                          -------------------------------------------------------
                             Average           Yield/  Average           Yield/
                             Balance Interest   Rate   Balance  Interest  Rate
                            ----------------------------------------------------
ASSETS
Interest earning assets
 Money market investments    $    453 $     8    7.01% $        $

 Mortgages held for sale        3,095      61    7.82%      619      16   10.25%
 Securities available
   for sale                   166,171   2,490    5.94%  168,544   2,343    5.52%
 Securities held to maturity   16,667     390    9.28%    8,749     220    9.52%
Loans:
   Mortgage                   158,218   3,616    9.07%  123,674   2,675    8.58%
   Commercial                  75,294   1,858    9.79%   66,370   1,528    9.13%
   Consumer                    50,529   1,214    9.53%   33,659     738    8.70%
                             --------  ------          --------  ------
   Total loans                284,041   6,688    9.34%  223,703   4,941    8.76%
                             --------  ------          --------  ------
 Total earning assets         490,002  10,049    8.14%  413,953   7,755    7.43%
Other assets                   30,791                    28,327
                             --------                  --------
                             $520,793                  $442,280
                             ========                  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
 Demand                      $ 65,888  $  497    2.99% $ 60,452  $  345    2.26%
 Savings                       62,624     401    2.54%   69,837     486    2.76%
 Time                         233,944   3,340    5.66%  169,331   1,782    4.18%
                             --------  ------          --------  ------
 Total interest bearing
   deposits                   362,456   4,238    4.64%  299,360   2,613    3.46%
Short-term borrowings          43,052     644    5.93%   37,120     436    4.66%
Long-term debt                  9,000     144    6.35%   15,500     193    4.94%
                             --------  ------          --------  ------
                              414,508   5,026    4.81%  352,240   3,242    3.65%
Non-interest bearing deposits  52,336  ------            46,255  ------
Other liabilities               7,556                     6,227
Stockholders' equity           46,393                    37,558
                             --------                   -------
Total liabilities and
 stockholders' equity        $520,793                  $442,280
                             ========                  ========
Net interest income                    $5,023                    $4,513
                                       ======                    ======
Interest rate spread                             3.33%                     3.78%
                                                ======                    ======

Net interest margin                              4.07%                     4.33%
                                                ======                    ======

                                       Nine Months Ended September 30,
(Amounts in thousands)   ---------------------------------------------------------
                                        1995                     1994
                          ----------------------------------------------------
                             Average           Yield/  Average           Yield/
                             Balance Interest   Rate   Balance  Interest  Rate
                            ----------------------------------------------------
ASSETS
Interest earning assets
 Money market investments       $ 869 $    38    5.85% $     28 $     1    4.77%

 Mortgages held for sale        2,420     139    7.68%    2,145     157    9.79%
 Securities available
   for sale                   186,761   8,839    6.33%  182,316   7,885    5.78%
 Securities held to maturity   16,717   1,111    8.88%    5,054     360    9.52%
 Loans:
   Mortgage                   149,346  10,157    9.09%  119,135   7,861    8.82%
   Commercial                  73,582   5,427    9.86%   65,088   4,079    8.38%
   Consumer                    47,721   3,357    9.41%   30,869   2,012    8.71%
                              -------  ------           -------  ------
   Total loans                270,649  18,940    9.36%  215,092  13,951    8.67%
                             --------  ------          --------  ------
 Total earning assets         477,416  29,068    8.14%  404,635  22,354    7.39%
Other assets                   31,322                    24,891
                             --------                  --------
                             $508,738                  $429,526
                             ========                  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
 Demand                      $ 63,633 $ 1,391    2.92% $ 49,743 $ 1,004    2.70%
 Savings                       63,501   1,277    2.69%   68,676   1,422    2.77%
 Time                         220,194   9,057    5.50%  167,074   5,035    4.03%
                             --------  ------          --------  ------
 Total interest bearing
   deposits                   347,328  11,725    4.51%  285,493   7,461    3.49%
Short-term borrowings          52,254   2,400    6.14%   29,932     920    4.11%
Long-term debt                  9,319     481    6.90%   11,790     440    4.99%
                             --------  ------          --------  ------
                              408,901  14,606    4.78%  327,215   8,821    3.60%
Non-interest bearing deposits  52,336  ------            46,255  ------
Other liabilities               6,586                     5,599
Stockholders' equity           42,371                    39,664
                             --------                   -------
Total liabilities and
 stockholders' equity        $508,738                  $429,526
                             ========                  ========
Net interest income                   $14,462                   $13,533
                                      =======                   =======
Interest rate spread                             3.38%                     3.78%
                                                ======                    ======

Net interest margin                              4.05%                     4.47%
                                                ======                    ======

PROVISION AND ALLOWANCE FOR LOAN LOSSES

  The provision for loan losses charged to earnings was $110,270 for the third quarter of 1995 compared with $59,340 for the third quarter of last year.
  The provision for the first nine months of 1995 was $288,555 compared with $292,830 in 1994. The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. The adequacy of the allowance will continue to be examined in light of past loan loss experience, current economic conditions, volume of non-performing and delinquent loans and other relevant factors. The allowance is established at a level considered by management to be adequate to absorb potential future losses contained in the portfolio and is monitored on a continuous basis with independent formal reviews conducted semiannually. The allowance is increased by provisions charged to expense and decreased by net charge-offs. Table 3 reflects an analysis of the allowance for loan losses for the third quarter and for the first nine months of 1995 and 1994.

TABLE 3 - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                 Three Months Ended      Nine Months Ended
(Amounts in thousands)             September 30,           September 30,
                                --------------------   ---------------------
                                  1995        1994         1995        1994
                                 ------      ------       ------      ------
Balance, beginning of period     $3,602      $3,691       $3,482     $3,461
Provision charged to
  operating expense                 110          59          289        293
Total loans charged off             (11)       (202)        (104)      (314)
Total recoveries                      7           6           41        114
                                 -------     -------      -------    -------
Net charge-offs                      (4)       (196)         (63)      (200)
                                 -------     -------      -------    -------
Balance, end of period            $3,708      $3,554       $3,708     $3,554
                                 =======     =======      =======    =======
Total loans:
  Average                       $284,041    $223,703     $270,649   $215,092
  Period-end                    $290,247    $225,856     $290,247   $225,856

Ratios:
  Net charge-offs to
    average loans (annualized)     0.00%       0.35%        0.09%      0.37%
  Allowance for loan losses to
    period-end loans               1.28%       1.57%        1.28%      1.57%

TABLE 4 - NON-PERFORMING ASSETS

                                  September 30 December 31, September 30,
(Amounts in thousands)                1995         1994          1994
                                  ------------ -----------  -------------
Non-accrual loans                      $  870       $  624        $  965
Other real estate owned                   279        1,048         1,735
                                    ---------    ---------     ---------
Total non-performing assets            $1,149       $1,672        $2,700
                                    =========    =========     =========
Ratios:
  Non-accrual loans to total loans      0.30%         0.26%         0.43%
  Non-accrual loans to total loans and
    other real estate owned             0.30%         0.26%         0.42%
  Allowance for loan losses to
    non-accrual loans                 426.21%       558.01%       368.29%

Loans accruing but 90 days past due
  as to principal or interest            $244         $434          $372

LIQUIDITY

  The purpose of liquidity management is to ensure that there are sufficient cash flows available to meet a variety of needs. These include financial commitments such as satisfying the credit needs of our borrowers and withdrawals by our depositors, the ability to capitalize in investment and business opportunities as they occur, and the funding of PennRock's own operations. Liquidity is provided by maturities and sales of investment securities, loan payments and maturities, liquidating money market investments such as federal funds sold, and PennRock's dividend reinvestment plan. Liquidity is also provided by short-term lines of credit with various correspondents and fixed and variable rate advances from the Federal Home Loan Bank of Pittsburgh and other correspondent banks. However, PennRock's primary source of liquidity lies in PennRock's ability to renew, replace and expand its base of core deposits (consisting of demand, NOW, money market, savings, and time deposits of less than $100,000).

  Total deposits increased $70.8 million or 20.7% since year end and $67.4 million or 19.5% from last year. This deposit growth was enhanced by the purchase of $40 million in deposits in connection with the acquisition of three branches of PNC Bank in January 1995. Total borrowings declined $40.5 million or 43.8% since year end and by $15.7 million or 23.1% from last year. Table 5 reflects the changes in the major classifications of deposits and borrowings by comparing the balances at the end of the third quarter of 1995 with year-end and the third quarter of 1994.

TABLE 5 - DEPOSITS AND BORROWINGS BY MAJOR CLASSIFICATION
(Amounts in thousands)

                                 September 30, December 31, September 30,
                                      1995         1994          1994
                                 ------------- ------------ -------------
Non-interest bearing                 $ 52,099     $ 50,405      $ 47,877
NOW accounts                           35,746       39,038        37,290
Money market deposit accounts          31,611       20,152        21,224
Savings accounts                       61,351       66,246        68,841
Time deposits under $100,000          212,353      149,785       152,988
                                    ---------    ---------     ---------
Total core deposits                   393,160      325,626       328,220
Time deposits of $100,000 or more      20,029       16,807        17,581
                                    ---------    ---------     ---------
Total deposits                        413,189      342,433       345,801
Short-term borrowings                  43,054       82,077        48,733
Long-term debt                          9,000       10,500        19,000
                                    ---------    ---------     ---------
Total deposits and borrowings        $468,243     $435,010      $413,534
                                    =========    =========     =========

CAPITAL RESOURCES:

  In June of 1995, PennRock announced that the Board of Directors had authorized the repurchase of up to 200,000 shares of outstanding common stock. These shares may be used for general corporate purposes including the dividend reinvestment plan. In October 1995, PennRock purchased 20,000 shares for $374,379.

  Total stockholders' equity increased $7.7 million or 18.9% from September 30, 1994 and increased $8.9 million or 22.3% since year-end 1994. The increase in stockholders' equity since year-end and from last year was enhanced by a decrease in the unrealized loss, net of deferred tax effect, of PennRock's available for sale investment portfolio.

  Table 6 shows PennRock's and the Bank's capital resources at September 30, 1995 and at December 31 and September 30, 1994. PennRock and the Bank exceed all minimum capital guidelines.

TABLE 6 - CAPITAL RESOURCES

                                 September 30, December 31, September 30,
                                      1995         1994          1994
                                 ------------- ------------ -------------
PennRock Financial Services Corp.:
  Leverage ratio:
   Total capital to total assets       10.07%         9.04%        9.67%
   Tier 1 capital to total assets       9.36%         8.31%        8.90%
  Risk-based capital ratios:
   Tier 1 capital to risk weighted
     assets                            15.73%        16.22%       16.56%
   Total capital to risk weighted
     assets                            16.92%        17.45%       17.84%
Blue Ball National Bank:
  Leverage ratio:
   Total capital to total assets        9.72%         8.70%        9.31%
   Tier 1 capital to total assets       9.01%         7.97%        8.53%
  Risk-based capital ratios:
   Tier 1 capital to risk weighted
     assets                            15.20%        15.66%       15.98%
   Total capital to risk weighted
     assets                            16.40%        16.90%       17.23%

PART II.  OTHER INFORMATION
---------------------------

ITEM 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

      27. Financial Data Schedule regarding unaudited interim financial information of PennRock for the quarter ended September 30, 1995.

  (b) Reports on Form 8-K

      There were no reports on Form 8-K filed for the three months ended September 30, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PennRock Financial Services Corp.
                              ---------------------------------
                                        (Registrant)


Date: November ~~, 1995       By:  /s/Melvin Pankuch
-----------------------       -----------------------------------------------
                                   Melvin Pankuch
                                   Executive Vice President and
                                   Chief Executive Officer

Date:  November ~~, 1995      By:  /s/George B. Crisp
------------------------      -----------------------------------------------
                                   George B. Crisp
                                   Vice President and Treasurer
                                   (Principal Financial and Accounting Officer)