Form 10-K405
period 1995-12-31
PENNROCK FINANCIAL SERVICES CORP
filed 1996-03-25
CIK 790988

SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                       Commission file number 0-15040
December 31, 1995
                       PENNROCK FINANCIAL SERVICES CORP.
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           PENNSYLVANIA                                  23-2400021
---------------------------------            ---------------------------------
   (State or other jurisdiction               (I.R.S. Employer Identification
of incorporation or organization)                         Number)

   1060 Main Street, Blue Ball,
           Pennsylvania                                    17506
---------------------------------            ---------------------------------
 (Address of principal executive                         (Zip code)
             offices)

Registrant's telephone number, including area code  (717) 354-4541
                                                    --------------
Securities registered pursuant to Section 12(b) of the Act:   None
                                                              ----
Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $2.50 per share
 ------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of Common Stock held by non-affiliates of the Registrant at February 27, 1996 was approximately $104,823,420.

As of February 27, 1996, there were 6,076,720 shares of Common Stock, Par Value $2.50 Per Share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Stockholders Meeting to be held April 23, 1996 are incorporated by reference into Part III of this report.

                        PENNROCK FINANCIAL SERVICES CORP
                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I
 Item 1.  Business                                                          3
 Item 2.  Properties                                                        8
 Item 3.  Legal Proceedings                                                 8
 Item 4.  Submission of Matters to a Vote of Security Holders               8
 Item 4A. Executive Officers of the Registrant                              9
PART II
 Item 5.  Market for Registrant's Common Equity and Related Stockholder
             Matters                                                        10
 Item 6.  Selected Financial Data                                           11
 Item 7.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                          12
 Item 8.  Financial Statements and Supplementary Data                       34
 Item 9.  Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosures                                      64
PART III
 Item 10. Directors and Executive Officers of the Registrant                64
 Item 11. Executive Compensation                                            64
 Item 12. Security Ownership of Certain Beneficial Owners and Management    64
 Item 13. Certain Relationships and Related Transactions                    64
PART IV
 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K   65

SIGNATURES                                                                  66

EXHIBIT INDEX                                                               67

                        PENNROCK FINANCIAL SERVICES CORP.
PART I

Item 1.  BUSINESS

PennRock Financial Services Corp. (the Company) is a Pennsylvania business corporation which was organized on March 5, 1986 and became a bank holding company when it acquired all of the issued and outstanding common stock of Blue Ball National Bank (sometimes hereinafter referred to as "the Bank") on August 1, 1986.

PennRock Financial Services Corp. was organized as a financial holding company which operates through its subsidiary to deliver financial and related services to its customers. The Company's primary function is to direct the policies and coordinate the financial resources of its bank subsidiary as well as provide various advisory services. Dividends paid to stockholders are obtained by the Company from dividends paid to it by its subsidiary and through funds received under its dividend reinvestment plan.

The Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and is subject to regulation by the Federal Reserve Board and by the Pennsylvania Department of Banking.

Blue Ball National Bank
-----------------------
Blue Ball National Bank, organized in 1906, provides a full range of general commercial and retail banking services to its customers, including several types of checking and savings accounts, certificates of deposit, and commercial, consumer and mortgage loans. Additionally, the Bank also provides personal and corporate trust and agency services to individuals, corporations and others, including trust investment accounts, investment advisory services, estate planning, and management of pension and profit sharing plans.

On January 27, 1995, the Bank acquired three branch offices of PNC Bank, NA
(PNC). In connection with the transaction, the Bank assumed $38.1 million in deposits and purchased $6.7 million in assets including consumer loans, vault cash, furniture and equipment and real estate and improvements. In consideration for the assumption of the deposit liabilities, the Bank paid PNC a deposit premium of $1.1 million or 2.8%. With the acquisition of these three offices, the Bank now operates 12 full service branches in Berks, Chester and Lancaster Counties.

Business is not considered seasonal, although normal increases in deposit totals occur following the end of a quarter and near year-end.

Employees
---------
The approximate number of persons employed by the Bank is 243. The Company has no employees.

Competition
-----------
The banking industry in the Company's service area continues to be extremely competitive, both among commercial banks and with other financial service providers such as consumer finance companies, thrifts, investment companies, mutual funds and credit unions. The increased competition has resulted from a changing legal and regulatory climate as well as changes in the economy.

                        PENNROCK FINANCIAL SERVICES CORP.

Mortgage banking firms, real estate investment trusts, insurance companies brokerage companies, financial affiliates of commercial companies, and government agencies also provide additional competition for loans and other financial services.

The Company is not dependent upon a single customer or a small number of customers, the loss of which would have a materially adverse effect upon the Company or the Bank.

Supervision and Regulation
--------------------------
General

The Company is registered as a bank holding company and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Act of 1956, as amended (the "BHCA"). As a bank holding company, the Company's activities and those of its bank subsidiary are limited to the business of banking and activities closely related or incidental to banking. Bank holding companies are required to file periodic reports with and are subject to examination by the Federal Reserve Board. The Federal Reserve Board has issued regulations under the BHCA that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve Board, pursuant to such regulations may require the Company to stand ready to use its resources to provide adequate capital funds to its bank subsidiary during periods of financial stress or adversity.

The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock or substantially all of the assets of any bank or merging or consolidating with another bank holding company without prior approval of the Federal Reserve Board. Additionally, the BHCA prohibits the Company from engaging in or from acquiring ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a non-banking business, unless such business is determined by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto.

As a "bank holding company" for purposes of the Pennsylvania Banking Code, the Company is also subject to regulation and examination by the Pennsylvania Department of Banking.

The Bank is a national bank and a member of the Federal Reserve System and its deposits are insured (up to applicable limits) by the Federal Deposit Insurance Corporation (the "FDIC"). Accordingly, the Bank is subject to regulation and examination by the Office of the Comptroller of the Currency (the "OCC"), by the Federal Reserve Board, and by the FDIC. Although the Bank is subject to examination by the Federal Reserve Board and by the FDIC, in practice examinations are only rarely undertaken by these agencies in view of the regular examination policies of the OCC. The Bank is also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of

                        PENNROCK FINANCIAL SERVICES CORP.

the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

Capital Adequacy Guidelines

Bank holding companies are required to comply with the Federal Reserve Board's risk-based capital guidelines. The required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be "Tier 1 capital," consisting principally of common shareholders' equity, non-cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less certain intangible assets (as discussed below). The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general allowance for loan loss. In addition to the risk-based capital guidelines, the Federal Reserve Board requires a bank holding company to comply with the so-called "leverage ratio" under which a bank holding company must maintain a minimum level of Tier 1 capital (as determined under the risk-based capital guidelines) equal to 3% of average total consolidated assets for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a ratio of at least 1% to 2% above the stated minimum. The Bank is subject to similar capital requirements adopted by the OCC.

The risk-based capital guidelines are required to take adequate account of interest rate risk, concentration of credit risk, and risks of nontraditional activities. In August of 1995, the Federal banking agencies, including the Federal Reserve Board and the OCC, issued a rule modifying their existing risk-based capital standards to provide for consideration of interest rate risk when assessing the capital adequacy of an institution. This new rule implements the first step of a two-step process by explicitly including a bank's exposure to declines in the value of its capital due to changes in interest rates as one factor that the banking agencies will consider in evaluating a bank's capital adequacy. The new rule does not establish a measurement framework for assessing a bank's interest rate risk exposure level. Examiners will use data collected by the banking agencies to determine the adequacy of an individual bank's capital in light of interest rate risk. Examiners will also consider historical financial performance, earnings exposure to interest rate movements and the adequacy of internal interest rate risk management, among other things. This case-by-case approach for assessing a bank's capital adequacy for interest rate risk is transitional. The second step of the banking agencies' interest rate risk regulation will be to establish an explicit minimum capital charge for interest rate risk, based on measured levels of interest rate risk exposure.
The banking agencies will implement this second step at some future date. The Company is unable to predict the form in which these future regulations will ultimately be adopted or the effect the new or anticipated regulations would have on the operations and capital adequacy of the Bank.

The federal bank regulators also adopted final rules relating to concentration of credit risk and risks of non-traditional activities effective on January 17,

                        PENNROCK FINANCIAL SERVICES CORP.

1995. The agencies declined to adopt a quantitative test for concentrations of credit risk and, instead, provided that such risk would be considered in addition to other risks in assessing an institution's overall capital adequacy. Institutions with higher concentration of credit risk will be required to maintain greater levels of capital. Similarly, the federal banking agencies incorporated the evaluation of the risks of non-traditional activities into the overall assessment of capital adequacy. The agencies also indicated that rules regarding specific types of non-traditional activities will be promulgated from time to time.

Prompt Corrective Action Rule

The Federal banking agencies have issued uniform final regulations defining the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under these regulations, a bank is considered "well capitalized" if it has: (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater,
(iii) a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level. An "adequately capitalized" bank is defined under the regulations as one that has: (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater, (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with the highest composite regulatory examination rating), and (iv) does not meet the definition of a well-capitalized bank. A bank would be considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4%, or (iii) a leverage ratio of less than 4% (or 3% in the case of a bank with the highest regulatory examination rating); (B) "significantly undercapitalized" if the bank has: (i) a total risk-based capital ratio of less than 6%, (ii) a Tier 1 risk-based capital ratio of less than 3%, or (iii) a leverage ratio of less than 3%; and (C) "critically undercapitalized" if the bank has a ratio of tangible equity to total assets of equal to or less than 2%. The applicable Federal bank regulator for a depository institution could, under certain circumstances, reclassify a "well capitalized" institution as "adequately capitalized" or require an "adequately capitalized" or "undercapitalized" institution to comply with supervisory actions as if it were in the next lower category. Such a reclassification could be made if the regulatory agency determines that the institution is in an unsafe or unsound condition (which could include unsatisfactory examination ratings). The Company and the Bank each satisfy the criteria to be classified "well capitalized" within the meaning of applicable regulations.

Regulatory Restrictions on Dividends

The Bank may not, under the National Bank Act, declare a dividend without approval of the Comptroller of the Currency, unless the dividend to be declared by the Bank's Board of Directors does not exceed the total of: (i) the Bank's net profits (as defined and interpreted by regulation) for the current year to date, plus (ii) its retained net profits (as defined and interpreted by regulation) for the preceding two current years, less any required transfers to surplus. In addition, the Bank can only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed its bad debts (as defined by regulation). The Federal Reserve Board, the OCC and

                        PENNROCK FINANCIAL SERVICES CORP.

the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends out of current operating earnings, with some exceptions. The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends.

Under these policies and subject to the restrictions applicable to the Bank, the Bank could declare, during 1996, without prior regulatory approval, aggregate dividends of approximately $13.8 million, plus net profits earned to the date of such dividend declaration in 1996.

FDIC Insurance Assessments

The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measures. Under the risk-related premium schedule, the FDIC assigns, on a semiannual basis, each depository institution to one of three capital groups (well-capitalized, adequately capitalized or undercapitalized) and further assign such institution to one of three subgroups within a capital group. The institution's subgroup assignment is based upon the FDIC's judgment of the institution's strength in light of supervisory evaluation, including examination reports, statistical analyses and other information relevant to measuring the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10% or greater, a Tier 1 capital to risk-adjusted assets ratio of 6% or greater and a Tier 1 leverage ratio of 5% or greater, are assigned to the well-capitalized group. As of December 31, 1995, the Bank was well capitalized for purposes of calculating insurance assessments.

In August, 1995 the FDIC adopted an amendment to the Bank Insurance Fund (the "BIF") risk-based assessment schedule that lowers the deposit insurance assessment rate for most (90% or more) commercial banks and other depository institutions with deposits insured by the BIF to $.04 per $100 of insured deposits. On November 14, 1995 the FDIC further reduced the BIF assessment rates to a range of $.00 per $100 of insured deposits (subject to a minimum annual premium of $2,000) for those institutions with the least risk, to $.27 for every $100 of insured deposits for institutions deemed to have the highest risk, beginning January 1, 1996. At the same time, the FDIC voted to retain the existing assessment rates of $.23 for every $100 of insured deposits for the members of the Savings Association Insurance Fund (the "SAIF"), in the lowest risk-based premium category and $.31 for every $100 of insured deposits for members of the SAIF in the highest risk-based premium category. The Bank is a member of the BIF.

Interstate Banking

Prior to the passage of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), the BHCA prohibited a bank holding company located in one state from acquiring a bank located in another state, unless such an acquisition by an out-of-state bank holding company was specifically authorized by the law of the state where the bank to be acquired was located. Similarly, interstate branching was generally prohibited by the McFadden Act. The Interstate Banking Act permits an adequately capitalized and adequately managed bank holding company to acquire a bank in

                        PENNROCK FINANCIAL SERVICES CORP.

another state as of September 29, 1995, whether or not the law of that other state permits the acquisition, subject to certain deposit concentration caps and approval by the Federal Reserve Board. In addition, beginning on June 1, 1997, under the Interstate Banking Act, a bank can engage in interstate expansion by merging with a bank in another state or acquiring the assets and liabilities of a bank in another state and also may consolidate the acquired bank into new branch offices of the acquiring bank, unless the other state affirmatively opts out of the legislation before that date. A state may also opt into the legislation earlier than June 1, 1997 if it wishes to do so. The Interstate Banking Act also permits de novo interstate branching as of June 1, 1997, but only if a state affirmatively opts in by adopting appropriate legislation. In July of 1995, Pennsylvania adopted "opt in" legislation which allows such transactions to take place prior to the June 1, 1997 federal effective date.

Foreign Operations

The Company does not depend on foreign sources for funds, nor does the Company make foreign loans.

Item 2.  PROPERTIES

PennRock Financial Services Corp.
---------------------------------
The Company's headquarters are located at the main office of Blue Ball National Bank located at 1060 Main Street, Blue Ball, Pennsylvania. The Company owns no real estate.

Blue Ball National Bank
-----------------------
The principal executive office and main banking office is located in Blue Ball, Pennsylvania. This and the other 11 branch offices are owned by Blue Ball National Bank free and clear of any indebtedness. The land on which two of the branch offices are located is leased.

Item 3.  LEGAL PROCEEDINGS

Various legal actions or proceedings are pending involving the Company or the Bank. Management believes that the aggregate liability or loss, if any, will not be material.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of 1995 to a vote of security holders, through the solicitation of proxies or otherwise.

                        PENNROCK FINANCIAL SERVICES CORP.

Item 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of all of the executive officers of the Company as of March 1, 1996 are listed below, along with the positions with the Company and the Bank held by each of them during the past five years. Officers are elected annually by the Board of Directors.

                                   POSITION AND BUSINESS EXPERIENCE
      NAME       AGE                     DURING PAST 5 YEARS
---------------  ---- ---------------------------------------------------------
Norman Hahn       59   PennRock Financial Services Corp.:
                         Chairman of the Board (January 1991 to date)
                       Blue Ball National Bank:
                         Chairman of the Board (January 1991 to date)
                         Vice-Chairman of the Board (April 1988 to
                         January 1991)

Glenn H. Weaver   61   PennRock Financial Services Corp.:
                         President (April 1989 to date)

Robert K. Weaver  47   PennRock Financial Services Corp.:
                         Secretary (March 1986 to date)
                       Blue Ball National Bank:
                         Secretary (1977 to date)

Melvin Pankuch    56   PennRock Financial Services Corp.:
                         Executive Vice President and Chief Executive
                         Officer (April 1989 to date)
                       Blue Ball National Bank:
                         President and Chief Executive Officer (April 1988 to date)

George B. Crisp   48   PennRock Financial Services Corp.:
                         Vice President and Treasurer (April 1989 to date)
                       Blue Ball National Bank:
                         Senior Vice President - Operations (July 1993 to date) Chief Financial Officer (July 1987 to date)

Joseph C. Spada   45   Blue Ball National Bank:
                         Senior Vice President - Banking Sales/Service (July 1993 to date)

Michael H. Peuler 45   Blue Ball National Bank:
                         Senior Vice President - Trust Sales/Service
                         (April 1995 to date)
                         Vice President - Trust Sales/Service
                         (June 1993 to April 1995)

                        PENNROCK FINANCIAL SERVICES CORP.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The price on the Company's common stock ranged from $16 to $25 1/4 in 1995 and from $16 to $25 1/4 in 1994. The book value per share was $8.52 at December 31, 1995 and $6.64 at December 31, 1994. The prices listed below have been adjusted to reflect the 3-for-2 stock split on November 27, 1994 and represent the high, low and quarter ending prices for stock trades as reported on the OTC Bulletin Board (r) during the quarter.

                                  Quarter  Per Share
                  High     Low      End     Dividend
                -------  -------  -------   --------
1994
First quarter$17 1/4      $16  $17 1/4       $.09
Second quarter19 1/2   17 1/8   19 1/2        .09
Third quarter 21 5/8   18 3/8   21 1/8        .10
Fourth quarter25 1/4   20 1/8   24 3/8        .10
1995
First quarter 25 1/4   22 1/4   23 5/8        .10
Second quarter    24   19 3/4   20 3/4        .10
Third quarter 20 3/4   18 1/2   18 1/2        .10
Fourth quarter19 1/2       16   16 5/8        .11


                        PENNROCK FINANCIAL SERVICES CORP.

Item 6.  SELECTED FINANCIAL DATA

In thousands, except per share data

                                   1995         1994        1993         1992         1991
                                 --------     --------    --------     --------     --------
FOR THE YEAR
Interest income                   $38,404     $30,092      $30,738     $31,384       $29,560
Interest expense                   19,393      12,782       12,482      14,474        15,719
Net interest income                19,011      17,310       18,256      16,910        13,841
Provision for loan losses             360         352          958       1,195           734
Non-interest income                 3,199       3,388        2,791       2,676         1,930
Non-interest expense               13,520      12,242       11,809      10,887         8,903
Net income                          6,182       5,840        6,380       5,570         4,566
Per share:
 Net income                          1.02         .98         1.08         .95           .78
 Cash dividends                       .41         .38          .35         .30           .26
 Book value at year-end              8.52        6.64         6.83        5.88          5.09
 Market value at year-end           16.63       24.31        16.07       11.03          9.08

AT YEAR END
Securities                        196,029     207,982      179,997     162,225       114,791
Loans                             298,025     239,928      208,382     208,930       202,652
Earning assets                    497,366     449,227      399,374     384,983       327,274
Total assets                      532,082     480,092      422,002     405,739       348,841
Deposits                          417,929     342,434      341,632     336,884       298,880
Short-term borrowings              47,476      82,077       28,732      23,196        15,698
Long-term debt                      9,000      10,500        6,500       6,500
Stockholders' equity               51,674      39,903       40,521      34,587        29,700
Full time equivalent employees        217         183          181         165           146
Number of shares outstanding    6,062,412   6,006,040    5,936,519   5,882,454     5,837,000

SELECTED RATIOS
Return on average assets            1.21%        1.32%       1.55%        1.50%        1.47%
Return on average equity           13.41        13.95       16.74        17.35        16.37
Efficiency ratio                   60.45        61.70       54.07        50.80        55.46
Net interest margin (TE)            4.09         4.29        4.85         5.01         4.97
Total capital to assets            10.40         9.04       10.42         9.36         9.30
Total capital to
 risk weighted assets              16.97        17.45       17.88        15.90        14.71
Price to earnings                  16.30        24.89       14.91        11.61        11.57
Market to book value                1.95         3.66        2.35         1.88         1.78
Allowance for loan losses
 to total loans                     1.23         1.45        1.66         1.63         1.35
Non-performing loans to loans        .41          .44        1.15         1.16          .80
Dividend payout                    40.12        39.52       32.24        31.82        32.89


                        PENNROCK FINANCIAL SERVICES CORP.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section presents management's discussion and analysis of the financial condition and results of operations of PennRock Financial Services Corp., a bank holding company (the Company), and its wholly owned subsidiary, Blue Ball National Bank (the Bank) and should be read in conjunction with the financial statements and other financial data presented elsewhere in this Annual Report. This discussion and analysis is intended to focus on certain financial data which might not otherwise be readily apparent.

On September 27, 1994, the Company's Board of Directors declared a 3-for-2 stock split in the form of a 50% stock dividend, payable on November 22, 1994 to shareholders of record on October 25, 1994. All per share data have been restated to reflect the stock split.

Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standard No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities" which requires that securities be classified in one of three categories: debt securities for which a company has positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; debt and equity securities that are purchased and held for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; debt and equity securities not classified as either held-to-maturity or trading securities are classified as available-for -sale and reported at fair value with unrealized gains and losses reported as a separate component of stockholders' equity, net of deferred taxes. Upon adoption of SFAS 115, all securities were transferred to the available-for-sale category at fair value. Subsequent to adoption of SFAS 115, certain debt securities were purchased as investment securities and classified as held-to-maturity. On November 15, 1995, the Financial Accounting Standards Board (FASB) issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." In this report, the FASB permitted a one-time reassessment of the appropriateness of the designations of all securities held at the time of the issuance of the Special Report. Debt securities transferred from the investment security portfolio to the available for sale portfolio under the guidance of the Special Report would not call into question intent to hold other debt securities to maturity. Accordingly, in the fourth quarter of 1995, the Company transferred all of the investment security portfolio consisting of debt securities with an amortized cost of $15.4 million and a net unrealized gain of $302,000 to the available for sale portfolio. At December 31, 1995, the Company had no investment securities classified as held to maturity.

On January 27, 1995, the Bank acquired three branch offices of PNC Bank, NA
(PNC). In connection with the transaction, the Bank assumed $38.1 million in deposits and purchased $6.7 million in assets including consumer loans, vault cash, furniture and equipment and real estate and improvements. In consideration for the assumption of the deposit liabilities, the Bank paid PNC a deposit premium of $1.1 million or 2.8%.

On January 1, 1995, the Company adopted Statement of Financial Accounting Standard No. 114 (SFAS 114), "Accounting by Creditors for Impairment of a Loan"

                        PENNROCK FINANCIAL SERVICES CORP.

and Statement of Financial Accounting Standard No. 118 (SFAS 118), "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." SFAS 114 addresses the accounting by creditors for impairment of certain loans. SFAS 114 requires that impaired loans that are within the scope of the Statement be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, at the loan's market price or the fair value of the collateral if the loan is collateral dependent. SFAS 118 amends SFAS 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan and to require additional disclosures on interest income recognition related to impaired loans.

During the first quarter of 1996, the Company formed Atlantic Regional Mortgage Corporation ("Atlantic"), a Pennsylvania business corporation which was organized as a wholly-owned subsidiary of the Bank. In accordance with its business plan, Atlantic has hired experienced mortgage bankers who will be responsible for the conduct of Atlantic's operations and will open four offices by year-end in the Baltimore, Washington and Philadelphia metropolitan areas. Atlantic will operate as a mortgage banker originating and selling residential mortgage loans, service released. The business plan calls for Atlantic to increase the Company's level of fee income and diversify its income stream.

Although, there is no assurance that Atlantic will achieve its goal of profitability, the business is expected to be a generator of fee income and could contribute significantly to the Company's income Additionally, Atlantic will incur start-up expenses that may result in a loss for the subsidiary during 1996.


RESULTS OF OPERATIONS

OVERVIEW:

PennRock Financial Services Corp. recorded net income of $6.2 million in 1995, an increase of 5.9% from the net income of $5.8 million recorded in 1994. Net income was $6.4 million in 1993. Net income per share was $1.02 in 1995, $.98 in 1994 and $1.08 in 1993.

Return on average total assets was 1.21% in 1995 compared with 1.32% in 1994 and 1.55% in 1993. Return on average equity for 1995 was 13.41% compared with 13.95% in 1994 and 16.74% in 1993.

Average earning assets increased $67.3 million or 16.1% during 1995, while average interest bearing liabilities grew $62.6 million or 18.1%. The yield on earning assets increased from 7.35% in 1994 to 8.08% in 1995, while the average yield on paying liabilities increased from 3.70% in 1994 to 4.75% in 1995. The Company's net interest income on a fully taxable equivalent basis increased $1.9 million or 10.6% during 1995. The net interest margin declined from 4.29% in 1994 to 4.09% in 1995.

Non-interest income other than gains and losses on security and mortgage loan transactions increased $199,000 or 8.8% in 1995 compared with a $130,000 or 6.1% increase in 1994 and a $537,000 or 33.6% increase in 1993. The increase in 1995 is due primarily to increases in fiduciary fees and service charge fee income while the increase in 1994 was a result of higher mortgage servicing fee income.

                        PENNROCK FINANCIAL SERVICES CORP.

Non-interest expenses increased $1.3 million or 10.4% in 1995. Most of the increase is related to increased personnel, equipment, and occupancy expenses due to the expansion of new offices, offset partially by a decrease in FDIC insurance of $323,000 due to a reduction in the fund assessment rate. Other overhead increases included costs associated with data processing and normal increases in other overhead expenses. Non-interest expenses in 1994 increased $433,000 over 1993 due to increases in personnel, FDIC insurance and data processing costs.

NET INTEREST INCOME:

Net interest income is the amount by which interest income on loans, investments and other earning assets exceeds interest paid on deposits and other interest bearing liabilities. Net interest income is the primary source of revenue for the Company. The amount of net interest income is affected by changes in interest rates and the balances of the various types of earning assets and interest bearing liabilities. For comparative purposes, and throughout this discussion unless otherwise noted, net interest income and corresponding yields are shown on a taxable equivalent basis. This adjustment will give effect to the interest earned on tax-exempt loans and investments by an amount equivalent to the federal income taxes which would have been paid if the income received on these assets was taxable at the statutory rate of 34% for 1995, 1994, and 1993.

Net interest income is the product of the volume of average earning assets and the average rates earned on them, less the volume of average interest bearing liabilities and the average rates paid on them. Table 1 presents average balances, taxable equivalent interest income and expense and rates for the Company's assets and liabilities.

                        PENNROCK FINANCIAL SERVICES CORP.

Table 1 - Average Balances, Rates and Interest Income and Expense Summary

(Taxable equivalent basis)

In thousands                                           1995                          1994                          1993
                                           ---------------------------   ---------------------------   ---------------------------
                                             Average            Average    Average           Average     Average          Average
                                             Balance  Interest    Rate     Balance  Interest   Rate      Balance  Interest  Rate
                                           ---------  -------- -------   ---------  -------- -------   ---------  -------- -------
ASSETS
Short-term investments                      $    723   $    26   3.60%    $    217   $     8   3.69%    $    592   $    22   3.72%
Mortgages held for sale                        2,234       217   9.71%       1,710       170   9.94%      11,977       909   7.59%
Securities available for sale (1)
 U.S. treasury and agency obligations        172,081    10,287   5.98%     173,684     9,508   5.47%     131,679     7,666   5.82%
 State and municipal                          15,330     1,523   9.93%      11,381     1,366  12.00%      15,086     1,600  10.61%
 Other                                         5,425       289   5.33%       4,206       223   5.30%      17,590     1,583   9.00%
                                           ---------  --------           ---------  --------           ---------  --------
 Total securities available for sale         192,836    12,099   6.27%     189,271    11,097   5.86%     164,355    10,849   6.60%
Investment securities
 U.S. treasury and agency obligations          1,148        86   7.49%         847        65   7.67%         414        12   2.90%
 State and municipal                          12,158     1,025   8.43%       6,643       427   6.43%       2,899       301  10.38%
                                           ---------  --------           ---------  --------           ---------  --------
 Total investment securities                  13,306     1,111   8.35%       7,490       492   6.57%       3,313       313   9.45%
Loans (2)
 Mortgage                                    152,549    13,939   9.14%     120,826    10,401   8.61%     115,807    11,504   9.93%
 Commercial                                   77,301     7,317   9.47%      68,424     5,896   8.62%      67,720     5,282   7.80%
 Consumer (3)                                 46,110     4,497   9.75%      29,784     2,632   8.84%      25,174     2,451   9.74%
                                           ---------  --------           ---------  --------           ---------  --------
 Total loans                                 275,960    25,755   9.33%     219,034    18,929   8.64%     208,701    19,237   9.22%
                                           ---------  --------           ---------  --------           ---------  --------
 Total earning assets                        485,059    39,208   8.08%     417,722    30,696   7.35%     388,938    31,330   8.06%
                                                      --------                      --------                      --------
Other assets                                  27,283                        23,551                        22,243
                                           ---------                     ---------                     ---------
Total assets                                $512,342                      $441,273                      $411,181
                                           =========                     =========                     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
 Demand deposits                            $ 65,118     1,880   2.89%    $ 58,821     1,348   2.29%    $ 64,318     1,517   2.36%
 Savings deposits                             62,836     1,655   2.63%      68,326     1,890   2.77%      63,083     1,976   3.13%
 Time deposits                               222,211    12,251   5.51%     166,810     7,009   4.20%     170,148     7,844   4.61%
                                           ---------  --------           ---------  --------           ---------  --------
 Total interest bearing deposits             350,165    15,786   4.51%     293,957    10,247   3.49%     297,549    11,337   3.81%
Short-term borrowings                         48,947     3,015   6.16%      35,265     1,604   4.55%      25,800       792   3.07%
Long-term debt                                 9,238       592   6.41%      16,566       931   5.62%       6,500       353   5.43%
                                           ---------  --------           ---------  --------           ---------  --------
Total interest bearing liabilities           408,350    19,393   4.75%     345,788    12,782   3.70%     329,849    12,482   3.78%
                                                      --------                      --------                       -------
Non-interest bearing demand deposits          51,449                        47,540                        37,065
Other liabilities                              6,433                         6,071                         6,146
Stockholders' equity                          46,110                        41,874                        38,121
                                           ---------                     ---------                     ---------
Total liabilities and stockholders' equity  $512,342                      $441,273                      $411,181
                                           =========                     =========                     =========
Net interest income                                    $19,815                       $17,914                       $18,848
                                                      ========                      ========                      ========

Interest rate spread                                             3.33%                         3.65%                         4.27%
Effect of non-interest bearing funds                              .76%                          .64%                          .58%
                                                               -------                       -------                       -------
Net interest margin                                              4.09%                         4.29%                         4.85%
                                                               =======                       =======                        ======

(1) Securities available for sale at amortized cost
(2) Interest income on loans includes fees.
(3) Loans outstanding net of unearned income.

                        PENNROCK FINANCIAL SERVICES CORP.

Table 2 presents the net interest income on a fully taxable equivalent basis for the three years ended December 31, 1995.

Table 2 - Net Interest Income

In thousands                           1995      1994      1993
                                      -------   -------   -------
Total interest income                 $38,404   $30,092   $30,738
Total interest expense                 19,393    12,782    12,482
                                      -------   -------   -------
Net interest income                    19,011    17,310    18,256
Tax equivalent adjustment                 804       604       592
                                      -------   -------   -------
Net interest income
(fully taxable equivalent)            $19,815   $17,914   $18,848
                                      =======   =======   =======

Net interest income on a fully taxable equivalent basis was $19.8 million in 1995, an increase of $1.9 million or 10.6% from the $17.9 million earned in 1994. Net interest income in 1994 decreased 5.0% from $18.8 million in 1993.

The rate and volume components of earning assets and paying liabilities can be isolated in order to analyze the separate effects of each on changes in interest income. Table 3 analyzes the changes in the volume and rate components of net interest income. During 1995, net interest income increased $3.0 million due to changes in volume and decreased $1.1 million due to changes in interest rates. In 1994, net interest income increased by $1.4 million due to changes in volume and declined by $2.3 million due to changes in interest rates. During 1993, net interest income increased $1.8 million due to changes in volume and declined by $.6 million due to changes in interest rates.

                        PENNROCK FINANCIAL SERVICES CORP.

Table 3 - Volume and Rate Analysis of Changes in Interest Income

(Taxable equivalent basis)

In thousands                     1995 over 1994           1994 over 1993
                            ------------------------ -----------------------
                             Change due to            Change due to
                            ---------------  Total   ---------------   Total
                             Volume   Rate   Change    Volume   Rate   Change
                            ------- ------- -------   ------- ------- -------
Interest earned on:
 Short-term investments      $   19($    1)  $   18  ($   14)  $    0 ($  14)
 Mortgages held for sale         52     (5)      47     (779)      40   (739)
 Securities                     553   1,068   1,621     1,937 (1,510)     427
 Loans                        4,920   1,906   6,826       952 (1,260)   (308)
                            ------- ------- -------   ------- ------- -------
 Total interest income        5,544   2,968   8,512     2,096 (2,730)   (634)

Interest paid on:
 Interest bearing demand
   deposits                     144     388     532     (130)    (39)   (169)
 Savings deposits             (152)    (83)   (235)       164   (250)    (86)
 Time deposits                2,328   2,914   5,242     (154)   (681)   (835)
 Short-term borrowings          622     789   1,411       291     521     812
 Long-term debt               (412)      73   (339)       547      31     578
                            ------- ------- -------   ------- ------- -------
Net interest income          $3,014($1,113)  $1,901    $1,378($2,312)  ($934)
                            ======= ======= =======   ======= ======= =======

The changes in the Company's net interest margin can be understood by analyzing the interest rate spread and the net interest margin on earning assets. The interest rate spread as shown in Table 4 is the difference between the average rate earned on earning assets and the average rate paid on interest bearing liabilities. The net interest margin takes into account the benefit derived from assets funded by interest free sources such as non-interest bearing demand deposits and capital.

                        PENNROCK FINANCIAL SERVICES CORP.

Table 4 - Interest Rate Spread and Net Interest Margin on Earning Assets

(Taxable equivalent basis)

In thousands                         1995            1994           1993
                                --------------  -------------- --------------
                                Average        Average         Average
                                Balance   Rate Balance    Rate Balance   Rate
                                -------- ----- -------- -----  -------- -----
Earning assets                  $485,059 8.08% $417,722  7.35% $388,938 8.05%
                                ========       ========        ========
Interest bearing liabilities    $408,350 4.75% $345,788  3.70% $329,849 3.78%
                                         -----           -----           -----
Interest rate spread                     3.33%           3.65%          4.27%
Interest free sources used to
  fund earning assets             76,709         71,934          59,089
                                --------       --------        --------
Total sources of funds          $485,059 3.99% $417,722  3.06% $388,938 3.20%
                                ======== ----- ======== -----  ======== -----
Net interest margin                      4.09%           4.29%          4.85%
                                         =====          =====           =====

As indicated in Table 4, average earning assets increased to $485.1 million in 1995 from $417.7 million in 1994 and $388.9 million in 1993. Interest rate spread was 3.33%, 3.65% and 4.27% in 1995, 1994 and 1993, respectively. Net interest margins were 4.09% in 1995 compared with 4.29% in 1994 and 4.85% in 1993.

Interest rate spreads declined 32 basis points during 1995. Earning asset yields increased 73 basis points while funding costs increased 105 basis points. Loan yields increased 69 basis points from 8.64% in 1994 to 9.33% in 1995 . The prime rate was 8.5% at both the beginning and end of 1995 but was higher than 8.5% for most of the year. On February 1, 1995, the prime increased 50 basis points, then dropped 25 basis points on July 7, 1995 and again on December 20, 1995. Yields on securities increased 52 basis points due to higher yields on adjustable rate securities and due to a larger investment in higher yielding tax free municipal bonds. Rates on interest bearing deposits rose from 3.49% in 1994 to 4.51% in 1995. Most of this increase is attributable to higher rates on time deposits which increased 131 basis points from 4.20% in 1994 to 5.51% in 1995. Short-term borrowing costs were 161 basis points higher in 1995 while the cost of long-term debt increased 79 basis points.

Interest rate spreads declined 62 basis points during 1994. Earning asset yields dropped 70 basis points while funding costs declined only 8 basis points. Loan yields declined 58 basis points despite the fact that the prime rate was increased five times in 1994 from 6.0% to 8.5%. The lower yields were due to lower fees on mortgages originated as higher rates ended the heavy refinancing activity experienced in 1992 and 1993. Total fees recognized on mortgage loans declined $1.8 million or 71.7% from $2.5 million in 1993 to only $700,000 in 1994. Yields on investment securities fell 77 basis points from 1993 as higher

                        PENNROCK FINANCIAL SERVICES CORP.

yielding securities matured and were replaced primarily by lower yielding adjustable rate mortgage-backed securities. Rates on deposits also declined during 1994. The average cost of interest bearing deposits dropped 32 basis points from 3.81% in 1993 to 3.49% in 1994. The cost of borrowings increased in 1994. Short-term borrowing rates increased 148 basis points while the average cost of long-term debt increased 19 basis points.

PROVISION FOR LOAN LOSSES:

The provision for loan losses charged against earnings was $360,000 in 1995 compared with $352,000 in 1994 and $958,000 in 1993. The amount of the provision is based, among other factors, on the amount of net credit losses which totaled $181,000 in 1995, $331,000 in 1994 and $902,000 in 1993. Adequacy
of the allowance will continue to be examined in light of past loan loss experience, current economic conditions, size and characteristics of the loan portfolio, volume of non-performing and delinquent loans and other relevant information.

The ratio of net charge-offs to average loans decreased from .15% in 1994 to
 .07% in 1995 while the ratio of net charge-offs to the allowance for loan losses decreased from 9.51% to 4.94%. Non-performing loans increased slightly from $1.1 million at the end of 1994 to $1.2 million at the end of 1995 but decreased as a percentage of total loans from .44% in 1994 to.41% of total loans in 1995.

NON-INTEREST INCOME:

Total non-interest income declined $189,000 or 5.6% in 1995 compared with a $597,000 or 21.4% increase in 1994. Excluding security and mortgage transactions, non-interest income increased $199,000 or 8.8% in 1995 compared with a $130,000 or 6.1% increase in 1994 and a $537,000 or 33.6% increase in 1993. Income from fiduciary activities increased $113,000 or 23.7% in 1995 compared with an increase of $15,000 or 3.3% in 1994. Table 5 indicates changes in the major categories of non-interest income.

                        PENNROCK FINANCIAL SERVICES CORP.

Table 5 - Non-interest Income

In thousands                                     1995/1994                 1994/1993
                                         ------------------------- --------------------------
                                                    Increase               Increase
                                                   (Decrease)             (Decrease)
                                                 --------------         -------------
                                          1995   Amount    %     1994   Amount    %     1993
                                         ------  ------  ------ ------  ------  ------ ------
Service charges on deposit accounts      $1,014    $102   11.2% $  912  $   13    1.4% $  899
Other service charges and fees               48    (29)  (37.7%)    77      30   63.8%     47
Fiduciary activities                        589     113   23.7%    476      15    3.3%    461
Security gains, net                         647   (526)  (44.8%) 1,173   1,173
Gain (loss) on sale of mortgage loans        90     138  287.5%   (48)   (859) (105.9%)   811
Provision for losses on mortgages
  held for sale                                                            153          (153)
Mortgage servicing fees                     542     (5)    (.9%)   547      82   17.6%    465
Other                                       269      18    7.2%    251    (10)   (3.8%)   261
                                         ------   -----         ------  ------         ------
Total                                    $3,199  ($189)    5.6% $3,388  $  597   21.4% $2,791
                                         ======   =====  ====== ======  ======  ====== ======

Security gains totaled $647,000 in 1995 and $1,173,000 in 1994. Securities gains and losses in 1995 and 1994 were attributable to the sale of securities for the purpose of adding liquidity or to manage interest rate risk. In addition some gains were realized in 1994 with respect to several pre-refunded municipal bonds in the Company's available-for-sale portfolio which were scheduled to be called within one to two years. The Company continuously monitors its interest rate sensitivity position and periodically restructures its security portfolio as conditions warrant to hedge changes in funding sources or projected changes in future interest rates.

The Company realized a net gain of $90,000 on sales of $26.2 million of mortgage loans in 1995 compared with a loss of $48,000 on sales of $40.4 million of mortgage loans in 1994. Mortgages held for sale are carried at the lower of cost or market. Market value for mortgages held for sale is determined on the basis of open commitments for committed loans. For uncommitted loans, market is determined on the basis of current delivery prices in the secondary mortgage market.

Effective January 1, 1996, the Company plans to adopt Statement of Financial Accounting Standard No. 122, "Accounting for Mortgage Servicing Rights, an Amendment of FASB Statement No. 65" (SFAS 122). SFAS 122 amended Statement 65 to require an institution to recognize as separate assets the rights to service mortgage loans for others when a mortgage loan is sold or securitized and servicing rights retained. When capitalizing originated mortgage servicing rights ("OMSR's"), an institution allocates the total cost of the mortgage loans (the recorded investment in the mortgage loans including net deferred fees or costs and any purchase premium or discount) to the OMSR's and the loans (without the OMSR's) based on their relative fair values. OMSR's are amortized in proportion to, and over the period of, estimated net servicing income.

                        PENNROCK FINANCIAL SERVICES CORP.

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

Management is currently evaluating the potential impact of the adoption of SFAS 122 on the financial statements. Factors such as volume of mortgage loans which will be originated in 1996 will have a significant effect on the amount of OMSR's recognized and consequently the effect on the 1996 financial statements cannot be determined at this time. The Company has no purchased mortgage servicing rights.

NON-INTEREST EXPENSE:

Total non-interest expense for 1995 increased $1,278,000 or 10.4% compared with a $433,000 or 3.7% increase in 1994. Salaries and employee benefits increased $544,000 or 7.9% in 1995 and $263,000 or 4.0% in 1994. Total full-time equivalent employees did not change from 1993 to 1994 holding steady at 184 but increased to 217 in 1995 due primarily to the addition of four new branch offices. The ratio of average assets (millions) per employee was $2.24 in 1993, $2.40 in 1994 and $2.36 in 1995. The average salary per employee was $28,000 in 1993, 1994 and 1995.

Other non-interest expenses increased $734,000 or 13.7% in 1995. The higher overhead is partially attributable to the new branch offices added in 1995 and to the opening of a new operations center in early 1995. Equipment depreciation also increased due to a substantial investment in additional furniture and equipment including the Company's new check imaging system. The Bank Insurance Fund reached its statutory goal of 1.25% of all insured deposits in the second quarter of 1995. As a result, the FDIC insurance assessment rate decreased dramatically for all banks beginning June 1, 1995 through the remainder of the year. In addition, all insured banks received a FDIC premium rebate in September 1995. As a result, total deposit insurance costs for the Company declined by $323,000 or 41.8% in 1995. The FDIC insurance assessment in 1996 is anticipated to be $2,000 which will have a favorable impact on earnings in 1996. Increases in other non-interest expenses are the result of normal inflationary increases or due to additional volume from growth in numbers of accounts processed. Table 6 summarizes the changes in the major categories of non-interest expense.

                        PENNROCK FINANCIAL SERVICES CORP.

Table 6 - Non-interest Expense

In thousands                                    1995/1994                   1994/1993
                                        --------------------------  --------------------------
                                                    Increase               Increase
                                                   (Decrease)             (Decrease)
                                                ---------------         -------------
                                         1995    Amount   %      1994   Amount    %      1993
                                       -------  ------- ------ -------  ------  ------ -------
Salaries and benefits                   $ 7,432  $  544   7.9% $ 6,888    $263    4.0% $ 6,625
Occupancy, net                            1,008     216  27.3%     792    (45)   (5.4%)    837
Equipment depreciation and service        1,020     168  19.7%     852     138   19.3%     714
Deposit insurance                           449   (323) (41.8%)    772      29    3.9%     743
Other                                     3,611     673  22.9%   2,938      48    1.7%   2,890
                                        -------  ------        -------  ------         -------
Total                                   $13,520  $1,278  10.4% $12,242    $433    3.7% $11,809
                                        =======  ====== ====== =======  ======  ====== =======

PROVISION FOR INCOME TAXES:

Income tax expense totaled $2.1 million in 1995 compared with $2.3 million in 1994 and 1993. The statutory federal tax rate was 34% each year. The Company's effective tax rate was 25.8% in 1995 compared with 27.9% in 1994 and 1993. The primary reason for the decline in the effective tax rate is due to an increase in tax exempt income. For a more comprehensive analysis of income tax expense, refer to Note 12 of the Notes to Consolidated Financial Statements.

In February 1992, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 109 (SFAS 109), "Accounting for Income Taxes." The Company adopted the provisions of SFAS 109 effective January 1, 1993 (see Note 1 of the Notes to Consolidated Financial Statements). As permitted under the Statement, the Company has elected not to restate the financial statements of prior years. There was no effect from the adoption of SFAS 109 on pretax income from continuing operations. The cumulative effect as of January 1, 1993 of adopting SFAS 109 increased net income by $410,000 or $.07 per share.

Under SFAS 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of the Statement, income tax expense was determined using the deferred method.
Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.

                        PENNROCK FINANCIAL SERVICES CORP.

FINANCIAL CONDITION

SOURCES AND USES OF FUNDS:

Table 7 examines the Company's financial condition in terms of its sources and uses of funds. Average funding uses increased $67.3 million or 16.1% in 1995 compared with an increase of $28.8 million or 7.4% in 1994.

Table 7 - Sources and Uses of Funds

In thousands                                    1995                          1994                1993
                                   ----------------------------- -----------------------------  -------
                                             Increase (Decrease)           Increase (Decrease)
                                   Average   -------------------  Average  -------------------  Average
                                   Balance     Amount       %     Balance    Amount      %      Balance
                                   --------   --------   -------- --------  --------  --------  --------
Funding uses:
 Short-term investments            $    723    $   506    233.2%  $    217 ($   375)    (63.3%) $    592
 Mortgages held for sale              2,234        524     30.6%     1,710  (10,267)    (85.7%)   11,977
 Securities                         206,142      9,381      4.8%   196,761    29,093     17.4%   167,668
 Loans                              275,960     56,926     26.0%   219,034    10,333      5.0%   208,701
                                   --------   --------            --------  --------            --------
Total uses                         $485,059    $67,337     16.1%  $417,722   $28,784      7.4%  $388,938
                                   ========   ========   ======== ========  ========  ========  ========

Funding sources:
 Interest bearing demand deposits  $ 65,118    $ 6,297     10.7%  $ 58,821  ($5,497)     (8.5%) $ 64,318
 Savings deposits                    62,836    (5,490)     (8.0%)   68,326     5,243      8.3%    63,083
 Time deposits                      222,211     55,401     33.2%   166,810   (3,338)     (2.0%)  170,148
 Short-term borrowings               48,947     13,682     38.8%    35,265     9,465     36.7%    25,800
 Long-term debt                       9,238    (7,328)    (44.2%)   16,566    10,066    154.9%     6,500
 Non-interest bearing funds, net     76,709      4,775      6.6%    71,934    12,845     21.7%    59,089
                                   --------   --------            --------  --------            --------
Total sources                      $485,059    $67,337     16.1%  $417,722   $28,784      7.4%  $388,938
                                   ========   ========   ======== ========  ========  ========  ========


SECURITIES AND SHORT-TERM INVESTMENTS:

As of January 1, 1994, with the adoption of SFAS 115, the entire security portfolio was transferred to the securities available-for-sale (AFS) category on the balance sheet at fair value to reflect the Company's active management of the portfolio in response to changes in interest rates, liquidity needs, expectation of changes in the prepayment speeds on mortgage-backed securities and the exercise of call options on municipal and agency bonds and other asset-liability management decisions. As a result, AFS securities increased by $4.4 million to reflect the net unrealized appreciation in the portfolio. The net unrealized gain, net of tax, of $2.9 million was recorded as a separate component of Stockholders' Equity. By December 31, 1994, after a rapid rise in market rates during the year, the fair value of the AFS portfolio had declined

                        PENNROCK FINANCIAL SERVICES CORP.

to a net unrealized loss of $9.1 million. As discussed in Note 3 of the Notes to Consolidated Financial Statements, the FASB has permitted a one-time reassessment of the appropriateness of the designations between the AFS and held -to-maturity (HTM) portfolios without calling into question the intent to hold other debt securities to maturity. Accordingly, in the fourth quarter of 1995, the Company transferred all of the investment security portfolio which had been classified as HTM consisting of debt securities with an amortized cost of $15.4 million and a net unrealized gain of $302,000 to the AFS portfolio. At December 31, 1995, the Company had no securities classified HTM. The AFS portfolio had a net unrealized gain of $1.2 million. Table 8 indicates the composition and maturity of the securities available for sale portfolio at December 31, 1995. For mortgage-backed securities, maturity is based on expected average lives rather than contractual maturity.

Table 8 - Analysis of Securities Available for Sale

In thousands                                                                                  Taxable
                                     Within     1-5      6-10   Over 10                      Equivalent
                                    One Year   Years    Years    Years    Equities  Total      Yield
                                     -------- -------- --------  -------- -------- --------  ----------
U.S. Treasury and Agencies             $3,107  $15,681  $          $        $       $18,788       5.64%
States and political subdivisions         520      300      577    35,894            37,291       8.94%
Mortgage backed securities                      15,456   34,895       917            51,268       6.83%
Collateralized mortgage obligations     4,104   63,011   15,170       479            82,764       5.75%
Other securities                                    30                                   30       9.00%
Equity securities                                                            4,724    4,724
                                     -------- -------- --------  -------- -------- --------
Total (amortized cost)                 $7,731  $94,478  $50,642   $37,290   $4,724 $194,865       6.64%
                                     ======== ======== ========  ======== ======== ========
Total (fair value)                     $7,735  $94,063  $50,627   $38,732   $4,872 $196,029
Taxable equivalent yield                6.21%    5.95%     6.52%    8.74%

Percent of portfolio                    3.97%   48.48%    25.99%   19.14%    2.42%

Average maturity                                                                  7.4 years

Measured on an amortized cost basis, average securities and short-term investments in the aggregate, increased $9.9 million or 5.0% during 1995 and by $28.7 million or 17.1% in 1994. As of December 31, 1995, AFS securities at fair value totaled $196.0 million compared with $191.9 million at the end of 1994. Investment securities classified as HTM totaled $16.1 million at the end of 1994. There were no investment securities classified as HTM at the end of 1995. During 1995, the Company sold $65.0 million in securities and purchased $57.7 million. In addition, $15.3 million was received from maturities of securities and principal repayments on mortgage-backed securities.

At December 31, 1995, the AFS portfolio had a net unrealized gain of $1.2 million consisting of gross unrealized gains of $2.3 million and gross unrealized losses of $1.1 million. At December 31, 1994, the total portfolio had a net unrealized loss of $9.7 million consisting of gross unrealized gains of $.4 million and gross unrealized losses of $10.1 million. Market values of

                        PENNROCK FINANCIAL SERVICES CORP.

the portfolio increased during 1995 as market interest rates on investments fell for most of the year. The portfolio has an average life of approximately seven years. As a reference, treasury yields in the seven-year maturity range declined 236 basis points from 7.83% at the beginning of 1995 to 5.47% by year end. This caused the total portfolio market value, which moves in the opposite direction as interest rates, to increase a total of $10.9 million. Included in the portfolio are state and municipal securities, mortgage-backed securities (including adjustable rate mortgage-backed securities) and collateralized mortgage obligations (CMO's) which may be called, prepaid or reprice before final maturity. The average life to call or repricing of the portfolio was 3.7 years at December 31, 1995.

At December 31, 1995, the Company had $134.0 million invested in mortgage-backed pass-through securities and CMO's compared with $154.0 million at December 31, 1994. A mortgage-backed pass-through security depends on an underlying pool of mortgage loans to provide a cash flow pass-through of principal and interest. The Company had $51.3 million in mortgage-backed pass-through securities at December 31, 1995 of which $40.8 million were adjustable rate and $10.5 million were fixed rate securities. A CMO is a mortgage-backed security that is comprised of classes of bonds created by prioritizing the cash flows from the underlying mortgage pool in order to meet different objectives of investors.
The Company had $82.7 million in CMO securities at December 31, 1995 all of which were fixed rate securities. The CMO securities held by the Company are shorter-maturity class bonds which have relatively low levels of prepayment risk. In addition, none of the CMO's in the portfolio were considered "high risk CMO's" as defined by banking regulations. All CMO's and mortgage-backed pass-through securities were issued or backed by Federal agencies.

LOANS:

Table 9 presents loans outstanding, by type of loan, for the past five years. Loans increased from year-end 1994 to year-end 1995 by $58.1 million or 24.2%, compared with a $31.5 million or 15.1% increase from year-end 1993 to year-end 1994. Most of this growth was realized in commercial real estate loans which grew $20.5 million or 23.8% and residential mortgage loans, primarily home equity loans, which grew $18.6 million or 21.8% in 1995. Also during 1995, the Company originated $27.3 million in salable residential mortgage loans and sold $26.2 million The Company's policy is to retain servicing on all mortgages sold.

                        PENNROCK FINANCIAL SERVICES CORP.

Table 9 - Loans Outstanding, Net of Unearned Income

In thousands                                             December 31,
                                       ------------------------------------------------
                                         1995      1994      1993      1992      1991
                                       --------  --------  --------  --------  --------
Commercial, financial and agricultural:
 Commercial secured by real estate     $106,675  $ 86,173  $ 58,312  $ 57,311  $ 51,763
 Agricultural                            10,268     9,729     9,113     9,001     8,040
 Other                                   52,734    43,354    49,106    50,254    50,991
Real estate - construction                8,761     2,489     6,742     7,742     8,036
Real estate - mortgage                  104,211    85,565    73,299    69,368    71,890
Consumer loans                           15,376    12,618    11,810    15,254    11,932
                                       --------  --------  --------  --------  --------
Total loans                            $298,025  $239,928  $208,382  $208,930  $202,652
                                       ========  ========  ========  ========  ========

Table 10 - Loan Maturities and Interest Sensitivity (1)

In thousands                                      December 31, 1995
                                     -------------------------------------------
                                      One year One through     Over
                                      or less   five years  five years   Total
                                     ---------- ----------  ---------- ----------
Commercial, financial and agricultural  $ 3,867    $18,577    $147,233   $169,677
Real estate construction                  8,761                             8,761
                                     ---------- ----------  ---------- ----------
Total                                   $12,628    $18,577    $147,233   $178,438
                                     ========== ==========  ========== ==========
Loans with predetermined interest rate  $ 4,324    $ 7,812    $ 11,344   $ 22,994
Loans with variable interest rate         8,304     10,765     135,889    152,161
                                     ---------- ----------  ---------- ----------
Total                                   $12,628    $18,577    $147,233   $178,438
                                     ========== ==========  ========== ==========
(1) Excludes residential mortgages and consumer loans.

NON-PERFORMING ASSETS:

Table 11 shows the Company's non-performing loans for the five years ended December 31, 1995. The Company's policy is to discontinue the accrual of interest on loans for which the principal or interest is past due 90 days or more unless the loan is well secured and corrective action has begun or the loan is in the process of collection. When a loan is placed on non-accrual status, any unpaid interest is charged against income.

                        PENNROCK FINANCIAL SERVICES CORP.

Table 11 - Non-Performing Assets

In thousands                                          December 31,
                                        ----------------------------------------
                                        1995     1994     1993    1992    1991
                                       ------   ------   ------  ------   ------
Non-accrual loans                       $ 862    $ 624   $1,670  $1,267   $1,252
Loans accruing but 90 days past
  due as to principal or interest         375      434      729   1,156      377
                                       ------   ------   ------  ------   ------
Total non-performing loans              1,237    1,058    2,399   2,423    1,629
Other real estate owned                   276    1,048      816   1,029    1,465
                                       ------   ------   ------  ------   ------
Total non-performing assets            $1,513   $2,106   $3,215  $3,452   $3,094
                                       ======   ======   ======  ======   ======
Ratios:
 Non-performing loans to total loans     .41%     .44%    1.15%    1.16%    .80%
 Non-performing assets to total loans
   and other real estate owned           .51%     .87%    1.54%    1.64%   1.47%
 Allowance for loan losses to
   non-performing loans               295.96%  329.11%  144.27%  140.53% 168.08%

Loans which are not considered non-performing and are current as to payments of principal and interest but have a somewhat higher than normal risk of becoming non-performing in the future are estimated to total $4.7 million at December 31, 1995, compared with $6.2 million at December 31, 1994 and $6.9 million at December 31, 1993.

At December 31, 1994, the Company did not have any loan concentrations exceeding 10% of total loans to any particular economic group or industry. The loan portfolio is well diversified as to industry and companies within each industry which helps minimize risk. Loan quality is maintained through diversification of risk, strict credit control practices and continued monitoring of the loan portfolio. At December 31, 1995, the Company did not have any loans outstanding to any foreign entity or government.

Other real estate owned (OREO) amounted to $276,000 at December 31, 1995 and was included in other assets on the Consolidated Balance Sheets. At December 31, 1994, OREO totaled $1,431,000 with a valuation reserve of $383,000. Valuation reserves are established for OREO properties whenever estimated current realizable values fall below the original fair value recorded.

ALLOWANCE FOR LOAN LOSSES:

The allowance for loan losses (Table 12) is based on Management's evaluation of historical and anticipated loan loss expense, analysis of non-performing and delinquent loans, prevailing and anticipated economic conditions, and banking industry standards. The allowance is established at a level considered by Management to be adequate to absorb potential future losses contained in the portfolio and is monitored on a continuous basis with independent formal reviews conducted semiannually. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs.

                        PENNROCK FINANCIAL SERVICES CORP.

Table 12 - Allowance for Loan Losses

In thousands                                            December 31,
                                       ----------------------------------------------
                                          1995     1994      1993     1992     1991
                                        -------- -------- --------  -------- --------
Balance, beginning of year                $3,482   $3,461   $3,405    $2,738   $2,588
Provision charged to expense                 360      352      958     1,195      734
Loans charged off:
 Commercial, financial and agricultural      103      228      882       344      481
 Consumer                                    122      233      170       225      163
                                        -------- -------- --------  -------- --------
 Total loans charged off                     225      461    1,052       569      644
                                        -------- -------- --------  -------- --------
Recoveries:
 Commercial, financial and agricultural       15       95       66         8       45
 Consumer                                     29       35       84        33       15
                                        -------- -------- --------  -------- --------
 Total recoveries                             44      130      150        41       60
                                        -------- -------- --------  -------- --------
 Net charge-offs                             181      331      902       528      584
                                        -------- -------- --------  -------- --------
Balance, end of year                      $3,661   $3,482   $3,461    $3,405   $2,738
                                        ======== ======== ========  ======== ========
Total loans:
 Average                                $275,960 $219,034 $208,701  $203,554 $201,201
 Year-end                               $298,025 $239,928 $208,382  $208,930 $202,652
Ratios:
 Net charge-offs to:
   Average loans                            .07%     .15%      .43%     .26%     .29%
   Loans at year-end                        .06%     .14%      .43%     .25%     .29%
   Allowance for loan losses               4.94%    9.51%    26.06%   15.51%   21.33%
   Provision for loan losses              50.28%   94.03%    94.15%   44.18%   79.56%
Allowance for loan losses to:
   Average loans                           1.33%    1.59%     1.66%    1.67%    1.36%
   Loans at year-end                       1.23%    1.45%     1.66%    1.63%    1.35%

The allowance for loan losses totaled $3.7 million at December 31, 1995, an increase of 5.1% from 1994. The allowance for loan losses as a percentage of year-end loans was 1.23% at December 31, 1995 and 1.45% at December 31, 1994. The provision for loan losses exceeded net charge-offs by $179,000 in 1995, by $21,000 in 1994 and by $56,000 in 1993. The allowance for loan losses as a percentage of non-performing loans was 295.96% at December 31, 1995 and 329.11% at December 31, 1994.

Charge-offs decreased from $1,052,000 in 1993 to $461,000 in 1994 to $225,000 in
1995. Recoveries of loans previously charged-off decreased from $150,000 in 1993 to $130,000 in 1994 to $44,000 in 1995. The ratio of net charge-offs to average loans decreased from .43% in 1993 to .15% in 1994 to .07% in 1995.

                        PENNROCK FINANCIAL SERVICES CORP.

Table 13 presents the allocation of the allowance for loan losses by major loan category for the past five years. The specific allocations in any particular category may prove to be excessive or inadequate to absorb future charge-offs and may be reallocated in the future to reflect changing conditions. Accordingly, the entire allowance is considered available to absorb losses in any category.

Table 13 - Allocation of Allowance for Loan Losses

In thousands                                            December 31,
                          ------------------------------------------------------------------------
                              1995           1994           1993           1992           1991
                          ------------   ------------   ------------   ------------   ------------
                                 % of           % of           % of           % of           % of
                         Amount  Loans  Amount  Loans  Amount  Loans  Amount  Loans  Amount  Loans
                         ------  -----  ------  -----  ------  -----  ------  -----  ------  -----
Commercial, financial
  and agricultural       $2,713  56.9%  $2,967  58.0%  $2,888  55.9%  $2,998  55.8%  $2,505  54.7%
Real estate- construction   -     2.9%     -     1.0%     -     3.2%     -     3.7%     -     4.0%
Real estate-  mortgage      118  35.0%     133  35.7%      84  35.2%     138  33.2%      40  35.5%
Consumer                    313   5.2%     258   5.3%     206   5.7%     245   7.3%     169   5.8%
Unallocated                 517            124            283             24             24
                         ------  -----  ------  -----  ------ -----   ------  -----  ------  -----
                         $3,661 100.0%  $3,482 100.0%  $3,461 100.0%  $3,405 100.0%  $2,738 100.0%
                         ======  =====  ======  =====  ====== =====   ======  =====  ======  =====

In May 1993, the FASB issued Statement of Financial Accounting Standard No. 114 (SFAS 114), "Accounting by Creditors for the Impairment of a Loan." In October 1994, the FASB issued Statement of Financial Accounting Standard No. 118 (SFAS
118) "Accounting by Creditors for the Impairment of a Loan - Income Recognition and Disclosures" which amended SFAS 114. SFAS 114 and SFAS 118 are effective for years beginning after December 15, 1994. Accordingly, the Company adopted the provisions of SFAS 114 and SFAS 118 as of January 1, 1995. These statements are applicable to all creditors and to all loans, uncollateralized as well as collateralized, except for large groups of smaller balance homogenous loans that are collectively evaluated for impairment (e.g., credit card, residential mortgage and consumer installment loans), loans measured at fair value or at the lower of cost or fair value, leases and debt securities.

Under SFAS 114, a loan is impaired when it is probable that a creditor will be unable to collect all amounts due (including interest and principal) according to the contractual terms of the loan agreement. When a loan is impaired, a creditor must measure the extent of that impairment by determining the present value of the expected future cash flows on the loan discounted at the loan's effective interest rate or by using either the loan's observable market price or the fair value of the loan's collateral if the loan is collateral dependent. If the value of the impaired loan, measured in accordance with these methods, is less than the recorded balance of the loan, a creditor must recognize the impairment by creating a valuation allowance for the difference and recording a corresponding bad debt expense.

                        PENNROCK FINANCIAL SERVICES CORP.

As of December 31, 1995, the balance of impaired loans was $758,000 and the allowance for loan losses on those loans was $217,000.

LIQUIDITY:

The purpose of liquidity management is to ensure that there are sufficient cash flows available to meet a variety of needs. These include financial commitments such as satisfying the credit needs of our borrowers and withdrawals by our depositors, the ability to capitalize on investment and business opportunities as they occur, and the funding of the Company's own operations. Liquidity is measured by the Company's ability to convert assets to cash at a reasonable cost or a minimum loss. Liquidity is provided by maturities and sales of investment securities (Table 8), loan payments and maturities (Table 10), liquidating money market investments such as federal funds sold, and the Company's dividend reinvestment plan. In addition, the Company is a member of the Federal Home Loan Bank of Pittsburgh which provides a reliable source of long and short-term funds. However, the Company's primary source of liquidity lies in the Company's ability to renew, replace and expand its base of core deposits (consisting of demand, NOW, money market and cash management accounts, savings accounts, certificates of deposit, and other time deposits less than $100,000).

Total deposits increased $75.5 million or 22.0% in 1995 compared with $.8 million or .2% in 1994. $38.1 million of the increase in 1995 is attributable to the acquisition of three PNC offices. Table 14 reflects the changes in the major classifications of deposits by comparing the year-end balances for the past five years. Table 15 reflects the maturity of large dollar deposits.

Table 14 - Deposits by Major Classification

In thousands                                             December 31,
                                       ------------------------------------------------
                                         1995      1994      1993      1992      1991
                                       --------  --------  --------  --------  --------
Non-interest bearing deposits          $ 57,775  $ 50,405  $ 46,685  $ 39,287  $ 32,317
NOW accounts                             39,942    39,038    39,873    36,121    29,039
Money market deposit accounts            31,227    20,152    24,635    27,683    29,260
Savings accounts                         60,852    66,247    67,661    54,944    43,023
Time deposits under $100,000            208,022   149,784   142,634   157,684   147,250
                                       --------  --------  --------  --------  --------
Total core deposits                     397,818   325,626   321,488   315,719   280,889
Time deposits of $100,000 or more        20,111    16,807    20,143    21,165    17,991
                                       --------  --------  --------  --------  --------
Total deposits                         $417,929  $342,433  $341,631  $336,884  $298,880
                                       ========  ========  ========  ========  ========

                        PENNROCK FINANCIAL SERVICES CORP.

Table 15 - Maturity of Time Deposits of $100,000 or More

In thousands                                   December 31,
                                        --------------------------
                                         1995      1994      1993
                                        -------   -------   -------
Three months or less                    $ 7,774   $ 3,230   $ 5,990
Over three months through six months      3,724     1,799     3,571
Over six months through twelve months     4,682     4,734     7,932
Over twelve months                        3,931     7,044     2,650
                                        -------   -------   -------
Total                                   $20,111   $16,807   $20,143
                                        =======   =======   =======

The Bank maintains lines of credit with various correspondent banks to use as sources of short-term funds in addition to repurchase agreements with bank customers. Federal funds purchased and securities sold under agreements to repurchase increased from $13.0 million at December 31, 1994 to $40.6 million at December 31, 1995. The Bank also maintains a line of credit with the Federal Home Loan Bank of Pittsburgh. Advances on this line of credit totaled $39.1 million at December 31, 1994. There were no line advances outstanding at December 31, 1995. The Bank also had $6.5 million in short-term adjustable rate borrowings at December 31, 1995. The level of short-term borrowings depends on loan growth, deposit growth, current market rates and other factors. The average cost of short-term borrowings increased from 3.07% in 1993 to 4.55% in 1994 to 6.09% in 1995. Table 16 shows the Company's short-term borrowings for the five years ended December 31, 1995.

Table 16 - Short-Term Borrowings

In thousands                                             December 31,
                                         --------------------------------------------
                                          1995     1994     1993      1992     1991
                                         -------  -------  -------   -------  -------
Federal funds purchased and securities
  sold under agreements to repurchase    $40,579  $13,046  $19,182   $ 4,635  $10,850
Advances from Federal Home Loan Bank       6,500   67,604    8,050    17,061    3,348
U.S. treasury tax and loan note              397    1,427    1,500     1,500    1,500
                                         -------  -------  -------   -------  -------
Total short-term borrowings              $47,476  $82,077  $28,732   $23,196  $15,698
                                        ========  =======  =======   =======  =======

The cash proceeds of $30.4 million from the assumption of the deposit liabilities net of assets acquired and deposit premium paid for the PNC branch purchase discussed above were applied against short-term borrowings.

                        PENNROCK FINANCIAL SERVICES CORP.

CAPITAL RESOURCES:

Total stockholders' equity increased $11.8 million or 29.5% from 1994. $6.8 million of the increase is attributable to the effect of SFAS 115 on equity. At December 31, 1994, the unrealized loss on AFS securities net of tax effect totaled $6.0 million. At December 31, 1995, there was an unrealized gain on AFS securities, net of tax effect, of $769,000.

On June 27, 1995, the Company announced that the Board of Directors had authorized the purchase of up to 200,000 shares of its outstanding common stock. The shares are to be used for general corporate purposes including employee benefit and executive compensation plans or for the dividend reinvestment plan. During 1995, the Company repurchased 20,000 shares for $374,000. Of these shares, 19,421 were reissued in connection with the Company's dividend reinvestment plan and 579 remained as treasury shares on December 31, 1995 at the Company's cost.

The ratio of average equity to average assets was 9.00% in 1995, compared with 9.49% in 1994, and 9.26% in 1993. The ratio of average equity to average assets net of the SFAS 115 adjustment in 1995 was 9.62% and 9.83% in 1994. Internal capital generation is calculated by multiplying return on average equity by the percentage of earnings retained. Internal capital generation amounted to 8.03% in 1995, 8.43% in 1994 and 11.3% in 1993.

Bank and bank holding company minimum regulatory capital requirements have been revised to make regulatory capital more sensitive to individual differences in credit risk profiles (including off-balance-sheet risks). Risk based capital is segregated into two components, Tier 1 capital which includes stockholders' equity reduced by goodwill, and Tier 2 capital which includes the allowance for loan losses (subject to limitations) and qualifying debt obligations. In December 1994, federal banking regulators issued rulings which excluded the net unrealized holding gains and losses on AFS securities from the calculation of Tier 1 capital. Net unrealized losses on marketable equity securities will continue to deducted from Tier 1 capital. The rule has the effect of valuing AFS securities at amortized cost rather than fair value for purposes of calculating risk-based and leverage capital ratios. The minimum leverage capital requirement is 3% and is determined by dividing Tier 1 capital by average assets. Banking organizations must adjust their assets and off-balance sheet exposures by assigning risk-weighted percentages depending on regulatory defined credit risks. Off-balance-sheet assets must be converted to credit equivalents before being risk weighted. These balances are then added to determine total risk weighted assets. Table 17 shows the Company's capital resources for the past three years. The Company and the Bank exceed all minimum capital guidelines and are considered "well capitalized."

                        PENNROCK FINANCIAL SERVICES CORP.

Table 17 - Capital Resources

                                                  December 31,
                                          ---------------------------
                                            1995      1994      1993
                                           -------   -------   -------
PennRock Financial Services Corp.
 Leverage ratios:
   Total capital to total assets            10.40%    9.04%    10.42%
   Tier 1 capital to total assets            9.39%    8.31%     9.60%
 Risk-based ratios:
   Common stockholders' equity to
     risk-weighted assets                   15.82%   16.22%    16.62%
   Tier 1 capital to risk-weighted assets   15.82%   16.22%    16.62%
   Total capital to risk weighted assets    16.97%   17.45%    17.88%

On October 23, 1995, the FASB issued Statement of Financial Accounting Standard No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." This Statement provides accounting and reporting standards for stock-based employee compensation plans and also applies to transactions in which the Company acquires goods and services from non-employees in exchange for the Company's equity instruments. SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all employee stock compensation plans. Entities electing to remain with the accounting treatment outlined in APB Opinion No. 25, "Accounting for Stock Issued to Employees" are required to make pro forma disclosures of net income and earnings per share, as if the fair value method had been adopted. The accounting and disclosure requirements of this Statement are effective for transactions entered into in fiscal years beginning after December 15, 1995. The Company plans to adopt the provisions of SFAS 123 on January 1, 1996. The adoption of this statement is not expected to have a material impact on the consolidated financial statements.

INTEREST RATE RISK:

Interest rate risk refers to the Company's degree of exposure to loss of earnings and market value of equity resulting from changes in market interest rates. The magnitude of this exposure depends on the severity and timing of the market rate changes and on Management's ability to adjust.

Effective interest rate risk management protects the Company's earnings and the market value of equity from large and unexpected interest rate changes.
However, management may sometimes structure the balance sheet to take advantage of expected interest rate movements. Mismatches of maturities of assets and liabilities within a specific time frame is referred to as a rate sensitivity gap. If more assets than liabilities mature or reprice within the time frame, the Company is asset sensitive. If more liabilities mature or reprice, the Company is liability sensitive. An asset sensitive gap will benefit the Company in a period of rising rates while a liability sensitive gap will benefit the Company during declining rates. Gap analysis has certain limitations because it does not take into consideration the varying degrees of interest rate

                        PENNROCK FINANCIAL SERVICES CORP.

sensitivity or speed at which different assets and liabilities can reprice. While management continuously monitors and adjusts the gap position to maximize profitability, the primary objective is to maintain net interest income and market value of equity within self-imposed parameters for a wide range of possible changes in interest rates. Table 18 presents an interest sensitivity analysis of the Company's assets and liabilities at December 31, 1995. Although interest bearing demand and savings deposits have been relatively rate insensitive and have maintained stable balances through several interest rate cycles, because they are subject to immediate withdrawal, they have been presented as repricing in the earliest period.

Table 18 - Interest Sensitivity Analysis

                                                      December 31, 1995
In thousands                           -----------------------------------------------
                                                 Interest Sensitivity Period
                                       -----------------------------------------------
                                       1 to 90  91 to 180 181 to 365  1 to 5    Over 5
                                         Days      Days      Days     Years     Years
                                       --------  --------  --------  --------  --------
Earning assets:
 Short-term investments                $    939  $         $         $         $
 Mortgages held for sale                  2,373
 Securities available for sale           23,929     9,870    17,699   102,270    41,097
 Loans                                   93,234    19,226    27,026   111,983    46,556
                                       --------  --------  --------  --------  --------
 Total earning assets                   120,475    29,096    44,725   214,253    87,653
                                       --------  --------  --------  --------  --------
Interest bearing liabilities:
 Interest bearing demand deposits        71,169
 Savings deposits                        60,852
 Time deposits                           77,178    51,436    53,509    46,010
 Short-term borrowings                   47,476
 Long-term debt                           5,000                         4,000
                                       --------  --------  --------  --------  --------
 Total interest bearing liabilities     261,675    51,436    53,509    50,010
                                       --------  --------  --------  --------  --------
 Interest sensitivity gap            ($141,200)($ 22,340)($  8,784)  $164,243   $87,653
                                       ========  ========  ========  ========  ========
Interest sensitive assets to interest
 sensitive liabilities ratio               .46       .57       .83      1.30      -

                        PENNROCK FINANCIAL SERVICES CORP.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following audited consolidated financial statements are set forth in this Annual Report of Form 10-K on the following pages:

PennRock Financial Services Corp. and Subsidiary
 Independent Auditors' Report
 Consolidated Balance Sheets
 Consolidated Statements of Income
 Consolidated Statements of Stockholders' Equity
 Consolidated Statements of Cash Flows
 Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
PennRock Financial Services Corp.


We have audited the accompanying consolidated balance sheets of PennRock Financial Services Corp. and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PennRock Financial Services Corp. and subsidiary as of December 31, 1995 and 1994, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.


                                                  /S/  SIMON LEVER & COMPANY

January 26, 1996
Lancaster, Pennsylvania

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

In thousands                                               December 31,
                                                     -----------------------
                                                         1995       1994
                                                      ---------   ---------
ASSETS:
Cash and due from banks                                 $ 17,888   $ 14,400
Short-term investments                                       939         75
                                                       ---------  ---------
  Cash and cash equivalents                               18,827     14,475
Mortgages held for sale                                    2,373      1,242
Securities available for sale (At fair value)            196,029    191,887
Investment securities (Market value $15,593)                         16,096
Loans:
  Loans, net of unearned income
    of $128 and $162, respectively                       298,025    239,928
  Allowance for loan losses                              (3,661)    (3,482)
                                                       ---------  ---------
  Net loans                                              294,364    236,446
Bank premises and equipment                                9,111      6,811
Accrued interest receivable                                3,264      2,926
Other assets                                               8,114     10,209
                                                       ---------  ---------
Total assets                                            $532,082   $480,092
                                                       =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
     Non-interest bearing                               $ 57,775   $ 50,405
     Interest bearing                                    360,154    292,028
                                                       ---------  ---------
     Total deposits                                      417,929    342,433
  Short-term borrowings:
     Advances from Federal Home Loan Bank                  6,500     67,604
     Federal funds purchased and securities sold under
       agreements to repurchase                           40,579     13,046
     U.S. Treasury tax and loan note                         397      1,427
                                                       ---------  ---------
     Total short-term borrowings                          47,476     82,077
  Long-term debt                                           9,000     10,500
  Accrued interest payable                                 2,494      1,817
  Other liabilities                                        3,509      3,362
                                                       ---------  ---------
  Total liabilities                                      480,408    440,189
Stockholders' Equity:
  Common stock, par value $2.50 per share;
    authorized 10,000,000 shares;
    issued  - 6,062,991 and 6,006,040 shares              15,157     15,015
  Surplus                                                 10,905      9,774
  Unrealized gains (losses) on securities available
     for sale, net of deferred taxes                         769    (6,038)
  Retained earnings                                       24,854     21,152
                                                       ---------  ---------
                                                          51,685     39,903
  Less treasury stock, at cost - 579 shares                 (11)
                                                       ---------  ---------
  Total stockholders' equity                              51,674     39,903
                                                       ---------  ---------
  Total liabilities and stockholders' equity            $532,082   $480,092
                                                       =========  =========
See notes to consolidated financial statements.

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

In thousands, except per share data                 Year Ended December 31,
                                               -------------------------------
                                                   1995      1994      1993
                                                 --------  --------  --------
Interest income:
 Interest and fees on loans                       $25,755   $18,890   $19,171
 Securities:
   Taxable                                         10,660     9,796     9,277
   Tax-exempt                                       1,746     1,228     1,357
 Mortgages held for sale                              217       170       909
 Other                                                 26         8        24
                                                  -------   -------   -------
 Total interest income                             38,404    30,092    30,738
                                                  -------   -------   -------
Interest expense:
 Deposits                                          15,786    10,246    11,338
 Short-term borrowings                              3,015     1,605       791
 Long-term debt                                       592       931       353
                                                  -------   -------   -------
 Total interest expense                            19,393    12,782    12,482
                                                  -------   -------   -------
 Net interest income                               19,011    17,310    18,256
Provision for loan losses                             360       352       958
                                                  -------   -------   -------
Net interest income after provision for loan losses18,651    16,958    17,298
                                                  -------   -------   -------
Other income:
 Service charges on deposit accounts                1,014       912       899
 Other service charges and fees                        48        77        47
 Fiduciary activities                                 589       476       461
 Security gains, net                                  647     1,173
 Gain (loss) on sale of mortgage loans, net            90      (48)       811
 Provision for losses on mortgages held for sale                        (153)
 Mortgage servicing fees                              542       547       465
 Other                                                269       251       261
                                                  -------   -------   -------
 Total other income                                 3,199     3,388     2,791
                                                  -------   -------   -------
Other expenses:
 Salaries and benefits                              7,432     6,888     6,625
 Occupancy, net                                     1,008       792       837
 Equipment depreciation and service                 1,020       852       714
 Deposit insurance                                    449       772       743
 Other                                              3,611     2,938     2,890
                                                  -------   -------   -------
 Total other expense                               13,520    12,242    11,809
                                                  -------   -------   -------
 Income before income taxes and cumulative
   effect of change in accounting for
   income taxes                                     8,330     8,104     8,280
Income taxes                                        2,148     2,264     2,310
                                                  -------   -------   -------
 Income before cumulative effect of
   accounting change                                6,182     5,840     5,970
 Cumulative effect as of January 1, 1993 of change
   in method of accounting for income taxes                               410
                                                  -------   -------   -------
 Net income                                       $ 6,182   $ 5,840   $ 6,380
                                                  =======   =======   =======
Earnings per share:
 Income per share before cumulative effect of
   accounting change                              $  1.02   $   .98   $  1.01
 Cumulative effect of accounting change                                   .07
                                                  -------   -------   -------
 Net income per share                             $  1.02   $   .98   $  1.08
                                                  =======   =======   =======

Cash dividends declared per share                 $   .41   $   .38   $   .35
Weighted average number of shares outstanding   6,048,503 5,979,650 5,917,579

See notes to consolidated financial statements.

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                      Net Unrealized
                                                                                      Gains (Losses)
                                                                                      on Securities    Total
In thousands, except per share data             Common             Retained  Treasury   Available  Stockholders'
                                                Stock    Surplus   Earnings   Stock      for Sale      Equity
                                               --------  --------  --------  --------  -----------  ----------
Balance at January 1, 1993                      $ 6,423   $14,846   $13,318     $          $           $34,587

Net income                                                            6,380                              6,380
Shares issued under dividend reinvestment plan      136     1,485                                        1,621
Three-for-two stock split and cash paid in
  lieu of fractional shares                       3,278   (3,278)      (10)                               (10)
Cash dividends declared ($.35 per share)                            (2,057)                            (2,057)
                                               --------  --------  --------  --------  -----------  ----------
Balance at December 31, 1993                      9,837    13,053    17,631                             40,521

Net income                                                            5,840                              5,840
Net unrealized gain on securities available
  for sale as of January 1, 1994, net of tax                                                 2,894       2,894
Change in net unrealized gains and losses
  on securities available for sale, net of tax                                             (8,932)     (8,932)
Shares issued under dividend reinvestment plan      174     1,725                                        1,899
Three-for-two stock split and cash paid in
  lieu of fractional shares                       5,004   (5,004)      (11)                               (11)
Cash dividends declared ($.38 per share)                            (2,308)                            (2,308)
                                               --------  --------  --------  --------  -----------   ---------
Balance at December 31, 1994                     15,015     9,774    21,152                (6,038)      39,903

Net income                                                            6,182                              6,182
Change in net unrealized gains and losses
  on securities available for sale, net of tax                                               6,807       6,807
Acquisition of treasury stock                                                   (374)                    (374)
Sale of treasury stock under dividend
  reinvestment plan                                             1                 363                      364
Shares issued under dividend reinvestment plan      142     1,130                                        1,272
Cash dividends declared ($.41 per share)                            (2,480)                            (2,480)
                                               --------  --------  --------  --------  -----------  ----------
Balance at December 31, 1995                    $15,157   $10,905   $24,854    ($ 11)       $  769     $51,674
                                               ========  ========  ========  ========  ===========  ==========
See notes to consolidated financial statements.

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands                                            Year Ended December 31,
                                                       -------------------------
                                                      1995      1994     1993
                                                     -------   -------  -------
OPERATING ACTIVITIES
 Net income                                          $ 6,182   $ 5,840  $ 6,380
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for loan losses                             360       352      958
   Depreciation and amortization                         861       620      537
   Amortization of deposit premium                        98
   Accretion and amortization of securities              317       495     (81)
   Deferred income taxes                                  18         7    (356)
   Security gains, net                                 (647)   (1,173)
   Proceeds from sales of mortgage loans              26,232    40,409  122,745
   Originations of mortgages held for sale          (27,273)  (30,679)(121,165)
   (Gain) loss on sale of mortgage loans, net           (90)        48    (811)
   Provision for (recovery of) losses
     on mortgages held for sale                                  (153)      153
   Increase in interest receivable                     (338)     (422)    (382)
   Increase (decrease) in interest payable               677       582    (446)
   Other changes, net                                (2,900)   (3,414)    1,476
                                                     -------   -------  -------
 Net cash provided by operating activities             3,497    12,512    9,008
                                                     -------    ------   ------
INVESTING ACTIVITIES
 Proceeds from sales of securities available for sale 65,045    26,701   65,705
 Purchases of securities available for sale         (56,395)  (80,095)(118,368)
 Purchases of investment securities                  (1,319)  (14,089)
 Maturities of securities available for sale          13,266    31,027   34,972
 Maturities of investment securities                   2,000
 Proceeds from sale of other real estate               1,340     1,629    1,142
 Decrease in time deposits with other banks                                 100
 Net increase in loans                              (58,097)  (31,877)    (200)
 Purchases of premises and equipment                 (3,161)   (2,826)    (907)
                                                     -------   -------  -------
 Net cash used in investing activities              (37,321)  (69,532) (17,555)
                                                     -------   -------  -------
FINANCING ACTIVITIES
 Net increase in non-interest bearing deposits         7,370     3,721    7,398
 Net increase (decrease) in interest bearing deposits 68,126   (2,919)  (2,650)
 Net increase (decrease) in short-term borrowings   (34,601)    53,345    5,536
 Net increase (decrease) in long-term debt           (1,500)     4,000
 Issuance of common stock and treasury stock           1,635     1,900    1,621
 Acquisition of treasury stock                         (374)
 Cash dividends                                      (2,480)   (2,308)  (2,057)
 Cash paid with stock dividend                                    (11)     (10)
                                                     -------   -------  -------
 Net cash provided by financing activities            38,176    57,728    9,838
                                                     -------   -------  -------
 Increase in cash and cash equivalents                 4,352       708    1,291
 Cash and cash equivalents at beginning of year       14,475    13,767   12,476
                                                     -------   -------  -------
 Cash and cash equivalents at end of year            $18,827   $14,475  $13,767
                                                     =======   =======  =======
Supplemental disclosures of cash flow information:
 Cash payments for:
   Total interest paid                               $18,716   $12,200  $12,928
   Total income taxes paid                             2,377     2,120    2,195

See notes to consolidated financial statements.

                        PENNROCK FINANCIAL SERVICES CORP.

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PennRock Financial Services Corp. and Subsidiary provide banking services to domestic markets. The accounting and reporting policies of PennRock Financial Services Corp. and Subsidiary conform to generally accepted accounting principles and to general practices within the banking industry. The following is a description of the more significant of those policies:

Principles of Consolidation:
The consolidated financial statements include the accounts of PennRock Financial Services Corp. and its subsidiary, Blue Ball National Bank. All significant intercompany balances and transactions have been eliminated.

Estimates:
In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

Cash Equivalents:
Cash equivalents include amounts due from banks, federal funds sold and other short-term investments. Generally, federal funds are purchased and sold for one -day periods.

Mortgages Held for Sale:
Mortgages held for sale are carried at the lower of aggregate cost or market value with market determined on the basis of open commitments for committed loans. For uncommitted loans, market is determined on the basis of current delivery prices in the secondary mortgage market. Resulting unrealized losses are included in other income.

Securities:
Securities are classified in one of three categories and are accounted for as follows:

Investment securities:
Securities classified as held to maturity are those debt securities the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the interest method over their contractual lives.

Securities available for sale:
Securities classified as available for sale are those debt securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity and all equity securities. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of the related deferred tax effect.

                        PENNROCK FINANCIAL SERVICES CORP.

Trading securities:
Trading securities, which are generally held for the short term, usually under 30 days, in anticipation of market gains, are carried at fair value. Realized and unrealized gains and losses on trading account assets are included in non-interest income on trading account securities. The Company has no securities classified as trading securities.

A decline in the market value of any security available for sale or investment security below cost that is deemed to be other than temporary is charged to income resulting in the establishment of a new cost basis for the security.

Purchase premiums and discounts on securities are amortized and accreted to interest income using a method which approximates a level yield over the period to maturity of the related securities. Purchase premiums and discounts on mortgage-backed securities are amortized and accreted to interest income using a method which approximates a level yield over the remaining lives of the securities, taking into consideration assumed prepayment patterns. Interest and dividend income are recognized when earned. Realized gains and losses for securities are included in income and are derived using the specific identification method for determining the costs of securities sold.

Loans:
Loans are carried at the principal amount outstanding, net of unearned income reduced by any charge-offs or specific valuation accounts. Interest income is accounted for on an accrual basis. Loan fees, net of certain origination costs are deferred and amortized over the lives of the underlying loans using a method which approximates a level yield. Interest income is generally not accrued when, in the opinion of management, its full collectibility is doubtful or when the loan becomes past due 90 days as to principal or interest. When a loan is designated as non-accrual, any accrued interest receivable is charged against current earnings.

Allowance for Loan Losses:
As discussed in Note 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 114 (SFAS 114), "Accounting by Creditors for Impairment of a Loan," as amended by Statement of Financial Accounting Standard No. 118 (SFAS 118), "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." Under these standards, the Company estimates losses on impaired loans based on the present value of expected cash flows or the fair value of the underlying collateral if the loan repayment is expected to come from the sale of such collateral. Prior to 1995, credit losses related to these loans were estimated based on undiscounted cash flows or the fair value of the underlying collateral. The adoption of these standards did not have a material impact on the consolidated financial statements.

The allowance for loan losses is maintained at a level believed adequate by Management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current domestic economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of expected future cash flows on impaired loans, which may be susceptible to significant change. The allowance

                        PENNROCK FINANCIAL SERVICES CORP.

for loan losses on impaired loans pursuant to SFAS 114 is one component of the methodology for determining the allowance for loan losses. Loan losses are charged directly against the allowance for loan losses, and recoveries on previously charged off loans are added to the allowance. The allowance is increased by provisions for loan losses charged against income.

Other Real Estate Owned:
Other real estate owned represents properties acquired through customers' loan defaults. When properties are acquired through foreclosure, any excess of the loan balance at the time of foreclosure over the fair value of the real estate held as collateral is recognized as a loss and charged to the allowance for loan losses. After foreclosure, other real estate is reported at the lower of fair value at acquisition date or fair value less estimated disposal costs. Fair value is determined on the basis of current appraisals obtained from independent sources. Subsequent write-downs are charged to an allowance for other real estate established through provisions for other real estate expenses. Costs of improvements to other real estate are capitalized while costs associated with holding other real estate are charged to operations. Other real estate owned is recorded as other assets in the consolidated balance sheet.

Bank Premises and Equipment:
Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on straight line and accelerated methods based on the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income for the period. Maintenance, repairs, and minor improvements are expensed as incurred. Significant renewals and betterments are capitalized.

Deposit Premium:
The deposit premium is the excess of the value of deposit liabilities assumed over cash received for the assumption of those liabilities for branch offices acquired through business combinations that are recorded using the purchase method of accounting. Included in other assets is $1.0 million of deposit premiums at December 31, 1995. There was no recorded deposit premiums at December 31, 1994. The deposit premium is being amortized using the straight-line method over 10 years.

Trust Assets:
Assets held by the Bank in a fiduciary or agency capacity are not included in the consolidated financial statements since such assets are not assets of the Bank. In accordance with banking industry practice, income from fiduciary activities is generally recognized on a cash basis which is not significantly different from amounts that would have been recognized on the accrual basis.

Federal Income Taxes:
In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Statement requires a change from the deferred method of accounting for income taxes of Accounting Principles Board (APB) Opinion 11 to the asset and liability method in computing income tax expense for financial reporting purposes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and

                        PENNROCK FINANCIAL SERVICES CORP.

their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company adopted Statement No. 109 in 1993 and has applied those provisions as of January 1, 1993.

At December 31, 1995, management has determined the deferred tax assets are fully realizable due to sufficient income taxes paid in 1993, 1994 and 1995. Accordingly, no valuation allowance has been established against the deferred tax assets.

Treasury Stock:
The purchase of Company's treasury stock is recorded at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on a first-in, first-out method.

Profit Sharing Plan:
Profit sharing contributions are calculated by a formula approved by the Board of Directors and is based on the Bank's return on equity. Costs are funded as accrued.

Net Income per Share:
Net income per share is computed based on the weighted average number of shares of stock outstanding during the year. Retroactive effect is given to stock dividends and stock splits.

Mortgage Banking Activities:
Fees for servicing loans for investors are based on the outstanding principal balance on the loans serviced. Fees are recognized as earned and are included in the consolidated statements of income under other income.

Reclassifications:
Certain reclassifications have been made to the 1993 consolidated financial statements to conform with the 1994 presentation. Such reclassifications had no effect on net income or stockholders' equity.


NOTE 2: ACQUISITIONS

On January 27, 1995, the Bank acquired three branch offices of PNC Bank, NA
(PNC). In connection with the transaction, the Bank assumed $38.1 million in deposits and purchased $6.7 million in assets including consumer loans, vault cash, furniture and equipment and real estate and improvements. In consideration for the assumption of the deposit liabilities, the Bank paid PNC a deposit premium of $1.1 million or 2.8%.

                        PENNROCK FINANCIAL SERVICES CORP.

NOTE 3: ACCOUNTING CHANGES

The Company adopted the provisions of Statement of Financial Accounting Standard No. 115 (SFAS 115) effective January 1, 1994. The entire investment portfolio was transferred to the available for sale category on the balance sheet. As a result, available for sale securities increased by $4.4 million to reflect the net unrealized appreciation in the portfolio. The net unrealized gain, net of tax, of $2.9 million was recorded as a separate component of Stockholders' Equity.

On November 15, 1995, the Financial Accounting Standards Board (FASB) issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." In this report, the FASB permitted a one-time reassessment of the appropriateness of the designations of all securities held at the time of the issuance of the Special Report. Debt securities transferred from the investment security portfolio to the available for sale portfolio under the guidance of the Special Report would not call into question intent to hold other debt securities to maturity. Accordingly, in the fourth quarter of 1995, the Company transferred all of the investment security portfolio consisting of debt securities with an amortized cost of $15.4 million and a net unrealized gain of $302,000 to the available for sale portfolio. At December 31, 1995, the Company had no securities classified as held to maturity.

On January 1, 1995, the Company adopted Statement of Financial Accounting Standard No. 114 (SFAS 114), "Accounting by Creditors for Impairment of a Loan" and Statement of Financial Accounting Standard No. 118 (SFAS 118),
"Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." SFAS 114 addresses the accounting by creditors for impairment of certain loans. SFAS 114 requires that impaired loans that are within the scope of the Statement be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, at the loan's market price or the fair value of the collateral if the loan is collateral dependent. SFAS 118 amends SFAS 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan and to require additional disclosures on interest income recognition related to impaired loans.

All impaired loans have a related allowance for loan losses balance associated with the loan. The impaired loans consist of loans where it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Interest income for impaired loans that are on non-accrual status is recognized using the cash basis, while interest income on impaired loans that are still accruing is recognized using the accrual method. On December 31, 1995 the balance of impaired loans was $758,000 and the allowance for loan losses on those loans was $217,000.


NOTE 4: RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average balances of reserves on deposit with the Federal Reserve Bank based on deposits outstanding. The average amount of those required reserve balances at December 31, 1995 was approximately $4,537,000. Balances maintained at the Federal Reserve Bank are included in cash and due from banks.

                        PENNROCK FINANCIAL SERVICES CORP.

NOTE 5: SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated market value of securities available for sale are as follows:

In thousands                                     December 31, 1995
                                     ------------------------------------------
                                                   Gross      Gross   Estimated
                                     Amortized   Unrealized Unrealized  Market
                                        Cost       Gains      Losses    Value
                                     ---------  ---------  ---------   ---------
U.S. Treasury securities and other
  U.S. government agencies            $ 18,788     $  145    ($  97)    $ 18,836
Obligations of states and political
  subdivisions                          37,291      1,568       (63)      38,796
U.S. agency mortgage-backed securities  51,268        367      (220)      51,415
Collateralized mortgage obligations     82,764         39      (735)      82,068
Other                                       30         12                     42
                                     ---------  ---------  ---------   ---------
Total debt securities available
  for sale                             190,141      2,131    (1,115)     191,157
Equity securities                        4,724        189       (41)       4,872
                                     ---------  ---------  ---------   ---------
Total securities available for sale   $194,865     $2,320   ($1,156)    $196,029
                                     =========  =========  =========   =========

                                                 December 31, 1994
                                     ------------------------------------------
                                                   Gross      Gross   Estimated
                                     Amortized   Unrealized Unrealized  Market
                                        Cost       Gains      Losses    Value
                                     ---------  ---------  ---------   ---------
U.S. Treasury securities and other
  U.S. government agencies            $ 32,391       $  5   ($  867)    $ 31,530
Obligations of states and political
  subdivisions                           7,178        203       (23)       7,358
U.S. agency mortgage-backed securities  56,814        100      (961)      55,953
Collateralized mortgage obligations     97,142               (7,610)      89,532
Other                                       30         12                     42
                                     ---------  ---------  ---------   ---------
Total debt securities available
  for sale                             193,555        321    (9,461)     184,415
Equity securities                        7,481         79       (87)       7,472
                                     ---------  ---------  ---------   ---------
Total securities available for sale   $201,036       $399   ($9,548)    $191,887
                                     =========  =========  =========   =========

The amortized cost and fair value of debt securities as of December 31, 1995, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call obligations and mortgages underlying the mortgage-backed securities may be prepaid without any penalties.

                        PENNROCK FINANCIAL SERVICES CORP.


In thousands                                 December 31, 1995
                                           ---------------------
                                           Amortized       Fair
                                              Cost        Value
                                            --------     --------
Due in one year or less                     $  3,628     $  3,635
Due after one year through five years         16,011       16,091
Due after five years through ten years           577          596
Due after ten years                           35,893       37,352
                                            --------     --------
                                              56,109       57,674
Mortgage-backed securities                    51,268       51,415
Collateralized mortgage obligations           82,764       82,068
                                            --------     --------
Total debt securities                       $190,141     $191,157
                                            ========     ========

Gains and losses from sales of securities available for sale are as follows:

In thousands                           1995    1994   1993
                                      ------  ------ ------
Debt securities
  Gross gains                            $582 $1,174   $880
  Gross losses                           (80)   (61)  (928)
                                       ------ ------ ------
  Total debt securities                   502  1,113   (48)
Equity securities, net                    145     60     48
                                       ------ ------ ------
Total securities gains                   $647 $1,173   $ -
                                       ====== ====== ======

Proceeds from sales of securities available for sale are as follows:

In thousands                           1995     1994     1993
                                      ------- -------  -------
Debt securities                       $64,441 $26,063  $65,235
Equity securities                         604     638      470
                                      ------- -------  -------
Total proceeds                        $65,045 $26,701  $65,705
                                      ======= =======  =======

                        PENNROCK FINANCIAL SERVICES CORP.

NOTE 6: INVESTMENT SECURITIES

The amortized cost and estimated market value of investment securities are as follows:

In thousands                                     December 31, 1994
                                    --------------------------------------------
                                                   Gross      Gross   Estimated
                                     Amortized   Unrealized Unrealized  Market
                                        Cost       Gains      Losses    Value
                                     ---------  ---------  ---------   ---------
U.S. government agencies               $ 2,000         $     ($  70)     $ 1,930
Obligations of states and political
  subdivisions                          14,096          8      (441)      13,663
                                     ---------  ---------  ---------   ---------
Total investment securities            $16,096         $8     ($511)     $15,593
                                     =========  =========  =========   =========

There were no securities classified as held to maturity at December 31, 1995.

No securities classified as held to maturity were sold during 1995 or 1994 or 1993.

Investment and available for sale securities with a carrying value of $23,213,000 and $28,032,000 at December 31, 1995 and 1994 were pledged to secure public and trust deposits, repurchase agreements as well as other purposes.


NOTE 7: LOANS

The loan portfolio net of unearned income, at December 31, 1995 and 1994 is as follows:

In thousands                                1995        1994
                                           --------   --------
Commercial, financial and agricultural:
  Commercial, secured by real estate       $106,675   $ 86,174
  Agricultural                               10,268      9,728
  Other                                      52,734     43,354
Real estate - construction                    8,761      2,489
Real estate - mortgage                      104,211     85,565
Consumer                                     15,376     12,618
                                           --------   --------
Total loans                                $298,025   $239,928
                                           ========   ========

                        PENNROCK FINANCIAL SERVICES CORP.

In the ordinary course of business, the Bank has loan, deposit, and other transactions with its directors, their affiliated companies, executive management and their associates (as defined), collectively referred to as related parties. Such transactions are on substantially the same terms, including interest rates and collateral (with regard to loans), as those prevailing at the time for comparable transactions with others. Activity for the related party loans for the year ended December 31, 1995, was as follows:

In thousands
Balance, January 1, 1995               $2,988
New loans                               3,963
Repayments                              1,649
                                       ------
Balance, December 31, 1995             $5,302
                                       ======

Included in the loan portfolio are loans on which the Bank has ceased the accrual of interest. Such loans amounted to $862,000 and $624,000 at December 31, 1995 and December 31, 1994, respectively. If interest income had been recorded on all non-accrual loans outstanding during the years 1995, 1994 and 1993, interest income would have been increased as shown in the following table:

In thousands                               1995  1994  1993
                                          ----- -----  -----
Interest income which would have been
  recorded under original terms             $73  $119   $103
Interest income recorded during the year      7     8     26
                                          ----- -----  -----
Net impact on interest income               $66  $111   $ 77
                                          ===== =====  =====


NOTE 8:  LOAN SERVICING

Mortgage loans serviced for Federal National Mortgage Association and Federal Home Loan Mortgage Corporation are not included in the accompanying consolidated balance sheets. The unpaid principal balances of those loans at December 31, 1995 and 1994 were $201.0 million and $205.7 million, respectively.

                        PENNROCK FINANCIAL SERVICES CORP.

NOTE 9:  ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows:

In thousands                                   1995     1994    1993
                                              ------- -------  -------
Balance at beginning of year                   $3,482  $3,461   $3,405
Provision charged to operations                   360     352      958
Recoveries of loans charged off                    44     130      150
                                              ------- -------  -------
                                                3,886   3,943    4,513
Loans charged off                               (225)   (461)  (1,052)
                                              ------- -------  -------
Balance at end of year                         $3,661  $3,482   $3,461
                                              ======= =======  =======

As discussed in Note 3 to the consolidated financial statements, the Company adopted SFAS 114 as of January 1, 1995. As of December 31, 1995, the Company had recognized impaired loans with a recorded investment of $758,000 in conformity with SFAS 114 as amended by SFAS 118. The average recorded investment in impaired loans during 1995 was $793,000. The total allowance for loan losses related to these loans was $217,000 at December 31, 1995. Interest income on impaired loans of $27,000 was recognized for cash payments received in 1995.


NOTE 10: BANK PREMISES AND EQUIPMENT

Details of bank premises and equipment at December 31 are as follows:

In thousands                               1995    1994
                                         ------- -------
Land                                     $ 1,350 $ 1,264
Bank premises                              6,697   3,383
Furniture and equipment                    8,661   7,549
Construction in progress                           1,516
                                         ------- -------
Total cost                                16,708  13,712
Less accumulated depreciation             (7,597 (6,901)
                                         ------- -------
Net book value                           $ 9,111 $ 6,811
                                         ======= =======

Depreciation and amortization expense was $861,000 in 1995, $620,000 in 1994 and $537,000 in 1993.

                        PENNROCK FINANCIAL SERVICES CORP.

At December 31, 1995, the Bank was obligated under non-cancelable leases at two of its office locations. Future minimum rental payments remaining on these leases are:

  1996         $ 67,000
  1997           69,000
  1998           75,000
  1999           75,000
  2000           75,000
  Thereafter   $218,000

Total lease payments were $74,000 in 1995, $108,000 in 1994 and $79,000 in 1993.


NOTE 11: SHORT-TERM BORROWINGS

Federal funds purchased, securities sold under agreements to repurchase and the treasury tax and loan note generally mature within one to ninety days from the transaction date. Advances from the Federal Home Loan Bank include short-term fixed and variable rate advances and advances from an established line of credit with no specific maturity date. The line of credit is equal to approximately 10% of the Bank's assets. These advances are collateralized by a security agreement covering qualifying mortgage loans and unpledged treasury, agency and mortgage-backed securities which at December 31, 1995 had a combined carrying value of $277 million.

A summary of aggregate short-term borrowings is as follows for the years ended December 31, 1995, 1994 and 1993.

In thousands                             1995      1994     1993
                                        -------  -------   -------
Amount outstanding at year-end          $47,476  $82,077   $28,732
Average interest rate at year-end          5.62%     5.56%    2.93%
Maximum outstanding at any month-end    $62,594  $82,077   $38,318
Average amount outstanding              $48,947  $35,265   $25,800
Weighted average interest rate             6.09%     4.55%    3.07%


NOTE 12: LONG-TERM DEBT

Long-term debt consists of fixed and variable rate term advances from the Federal Home Loan Bank of Pittsburgh with maturity dates ranging from August, 1996 to January, 1999. All are collateralized by the security agreement described in Note 11.

                        PENNROCK FINANCIAL SERVICES CORP.

NOTE 13: DIVIDEND RESTRICTIONS AND OTHER CAPITAL TRANSACTIONS

Certain restrictions exist regarding the ability of the bank subsidiary to transfer funds to the Company in the form of cash dividends. The approval of the Comptroller of the Currency is required if the total dividends declared by a national bank in any calendar year exceeds the bank's net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank can declare dividends in 1996 without approval of the Comptroller of the Currency of approximately $13,834,000 plus an additional amount equal to the Bank's net profit (as defined) for 1996 up to the date of any such dividend declaration.

On September 27, 1994, the Board of Directors declared a 3-for-2 stock split in the form of a 50% stock dividend which totaled 2,001,659 additional shares issued on November 22, 1994 to shareholders of record on October 25,1994. A cash dividend in lieu of additional shares of $10,896 was issued for fractional shares outstanding. On September 14, 1993, the Board of Directors declared a 3-for-2 stock split in the form of a 50% stock dividend which totaled 1,311,317 additional shares issued on November 22, 1993 to shareholders of record on October 25,1993. A cash dividend in lieu of additional shares of $10,069 was issued for fractional shares outstanding. All per share data have been retroactively restated to reflect the stock splits in 1994 and 1993.

On June 27, 1995, the Company announced that the Board of Directors had authorized the purchase of up to 200,000 shares of the outstanding common stock. The shares are to be used for general corporate purposes including employee benefit and executive compensation plans or for the dividend reinvestment plan. During 1995, the Company repurchased 20,000 shares for $374,000. On October 10, 1995, 19,421 of these shares were reissued for the company's dividend reinvestment plan.

NOTE 14: INCOME TAXES

An analysis of the provision for income taxes included in the Statements of Income is as follows:

In thousands                    1995     1994    1993
                               ------   ------   ------
Current expense                $2,130   $2,257   $2,257
Deferred taxes                     18        7       53
                               ------   ------   ------
Provision for income taxes     $2,148   $2,264   $2,310
                               ======   ======   ======

                        PENNROCK FINANCIAL SERVICES CORP.

A reconciliation between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before provision for income taxes are as follows:

                                   1995     1994     1993
                                   -----   -----    -----
Statutory federal income tax rate  34.0%    34.0%    34.0%
Tax exempt income                  (6.6)    (5.1)    (5.9)
Other, net                         (1.6)    (1.0)     (.2)
                                   -----   -----    -----
Effective income tax rate          25.8%    27.9%    27.9%
                                   =====   =====    =====

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1995 and 1994 are as follows:

In thousands                               1995      1994
                                         ------    ------
Deferred tax assets:
  Allowance for loan losses              $1,170    $1,109
  Net unrealized loss on securities
    available for sale                              3,111
  Other                                      19
                                         ------    ------
  Total deferred tax assets               1,189     4,220
                                         ------    ------
Deferred tax liabilities:
  Depreciation                              223       151
  Investment security discount               65        75
  Net unrealized gain on securities
    available for sale                      396
                                         ------    ------
  Total deferred tax liabilities            684       226
                                         ------    ------
  Net deferred tax asset                 $  505    $3,994
                                         ======    ======

Included in the table above is the recognition of unrealized gains and losses on certain investments in debt and equity securities accounted for under SFAS 115 for which no deferred tax expense or benefit was recognized in the consolidated statements of income.

                        PENNROCK FINANCIAL SERVICES CORP.

Management believes that it is more likely than not that the net deferred tax asset of $505,000 will be realized since the Company has a long history of earnings and has a carryback potential greater than the deferred tax asset and is unaware of any reason that the Company would not ultimately realize this asset.


NOTE 15: EMPLOYEE BENEFIT PLAN

The Bank has a noncontributory profit sharing plan covering substantially all full time employees. Contributions to the plan were $491,000 in 1995, $521,000 in 1994 and $569,000 in 1993.


NOTE 16: STOCK OPTION PLAN

The Company has an Omnibus Stock Option Plan the terms of which permit the granting of non-qualified stock options, incentive stock options, stock appreciation rights, performance shares, performance units, and restricted stock to senior executives of the Company. The Board of Directors have granted the following incentive stock options at an exercise price equal to the market price at the date of the grant. Each of the incentive stock options vests and becomes exercisable one-half after three years and the balance after five years of date granted. All options have been adjusted to reflect stock splits since the date of grant.

                               Shares   Price per Share
                               -------   ---------------
Balance, December 31, 1992         -
Incentive option granted         2,250       $11.67
                               -------
Balance, December 31, 1993       2,250
Incentive option granted         1,500       $16.92
                               -------
Balance, December 31, 1994       3,750
Incentive option granted         1,000       $23.25
                               -------
Balance, December 31, 1995       4,750
                               =======

None of these options were exercisable at December 31, 1995. A maximum of 1,125 shares will be exercisable at a share price of $11.67 in 1996.


NOTE 17: COMMITMENTS AND CONTINGENT LIABILITIES AND CONCENTRATIONS OF CREDIT
RISK

The Company's financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These

                        PENNROCK FINANCIAL SERVICES CORP.

financial instruments include commitments to extend credit, standby letters of credit, guarantees, and liability for assets held in trust, which arise in the normal course of business. The Company uses the same credit policies in commitments and conditional obligations as it does for on-balance sheet instruments.

A summary of the Company's commitments and contingent liabilities at December 31, 1995 and 1994 are as follows:

In thousands                                           1995     1994
                                                      -------  -------
Commitments to extend credit                          $54,715  $52,553
Financial and performance standby letters of credit     8,957    6,056
Commitments to purchase securities                      3,016    1,317
Commitments to sell residential mortgages                 -        344

Commitments to extend credit are agreements to lend to a customer to the extent that there is no violation of any condition established in the contract.

Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not represent future cash requirements. Management evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by management upon extension of credit is based on a credit evaluation of the customer. Collateral held varies but may include accounts receivable; inventory; property, plant and equipment; and income producing commercial properties.

Stand-by letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The term of the letters of credit varies from one month to 24 months and may have renewal features. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company holds collateral supporting those commitments for which collateral is deemed necessary.

The Company's exposure to possible loss in the event of non-performance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of the instruments.

Most of the Company's business activity is with customers located within the Company's defined market area. Investments in state and municipal securities may also involve government entities within the Company's market area. The concentrations by loan type are set forth in Note 7. The distribution of commitments to extend credit approximates the distribution of loans outstanding. The Bank, as a matter of policy, does not extend credit to any single borrower or group of related borrowers in excess of 65% of its legal lending limit. At December 31, 1995, this limit was $4,773,000.

                        PENNROCK FINANCIAL SERVICES CORP.

NOTE 18: FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standard No. 107 (SFAS 107), "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions would significantly affect the estimates. Statement 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements.

Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of future business. The value of significant sources of income such as trust or mortgage banking operations have not been estimated. In addition, the tax effect relative to the recognition of unrealized gains and losses can have a significant impact on fair value estimates and have not been considered in any of the estimates. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

  Cash and cash equivalents:
  The carrying amounts reported in the consolidated balance sheets for cash and short-term investments approximate their fair values.

  Mortgages held for sale:
  The fair value of mortgages held for sale is estimated using current secondary market rates.

  Securities:
  Fair values for securities are based on quoted prices, where available. If quoted prices are not available, fair values are based on quoted prices of comparable instruments.

  Loans:
  For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values of other loans are determined using estimated future cash flows, discounted at the interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. The carrying amount of accrued interest receivable approximates its fair value.

  Off-balance-sheet instruments:
  For the Company's off-balance-sheet instruments consisting of commitments to extend credit and financial and performance standby letters of credit, the estimated fair value is the same as the instrument's contract or notional values since they are priced at market at the time of funding.

                        PENNROCK FINANCIAL SERVICES CORP.

  Deposit liabilities:
  The fair values of deposits with no stated maturities, such as demand deposits, savings accounts, NOW and money market deposits equal their carrying amounts which represent the amount payable on demand. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

  Short-term borrowings:
  The carrying amounts of federal funds purchased and securities sold under agreements to repurchase, advances from the Federal Home Loan Bank and other short-term borrowings approximate their fair values.

  Long-term debt:
  The fair values of the Company's long-term debt are estimated using discounted cash flow analyses, based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

  Accrued interest payable:
  The fair value of accrued interest payable is estimated to be the current book value.

                        PENNROCK FINANCIAL SERVICES CORP.

At December 31, 1995 and 1994, the estimated fair values of financial instruments based on disclosed assumptions are as follows:

In thousands                                      1995               1994
                                           -----------------  -----------------
                                           Carrying   Fair    Carrying    Fair
                                            Amount   Value     Amount    Value
                                           -------- --------  --------  --------
Financial assets:
  Cash and due from banks                  $ 17,888 $ 17,888  $ 14,400  $ 14,400
  Short-term investments                        939      939        75        75
  Mortgages held for sale                     2,373    2,373     1,242     1,242
  Securities available for sale             196,029  196,029   191,887   191,887
  Investment securities                                         16,096    15,593
  Loans:
     Commercial, financial and agricultural 169,677  172,559   139,256   138,387
     Real estate - construction               8,761    8,815     2,489     2,462
     Real estate - mortgage                 104,211  104,784    85,565    84,798
     Consumer                                15,376   15,418    12,618    12,616
     Allowance for loan losses              (3,661)            (3,482)
                                           -------- --------  --------  --------
     Net loans                              294,364  301,576   236,446   238,264
  Accrued interest receivable                 3,264    3,264     2,926     2,926

Financial liabilities:
  Deposits:
     Non-interest bearing demand             57,775   57,775    50,405    50,405
     Interest bearing demand                 71,169   71,169    59,190    59,190
     Savings                                 60,852   60,852    66,246    66,246
     Time deposits under $100,000           208,022  209,376   149,786   148,732
     Time deposits over $100,000             20,111   20,233    16,807    16,692
                                           -------- -------- ---------  --------
     Total deposits                         417,929  419,405   342,434   341,265
  Short-term borrowings                      47,476   47,476    82,077    82,077
  Long-term debt                              9,000    8,939    10,500     6,928
  Accrued interest payable                    2,494    2,494     1,816     1,816

Off-balance sheet financial instruments:
  Commitments to extend credit               54,715   54,715    52,553    52,553
  Financial and performance standby
     letters of credit                        8,957    8,957     6,056     6,056
  Commitments to purchase securities          3,016    3,016     1,317     1,317
  Commitments to sell residential mortgages     -        -         344       344

                        PENNROCK FINANCIAL SERVICES CORP.

NOTE 19: PARENT COMPANY ONLY FINANCIAL INFORMATION

The following represents parent only condensed financial information of the
Company:

PennRock Financial Services Corp. (Parent Company Only) Condensed Balance Sheets

In thousands                                          December 31,
                                                   ------------------
                                                     1995      1994
                                                  --------  --------
Assets:
  Short-term investments                           $   140   $    75
  Securities available for sale                      1,872     1,693
  Due from subsidiary                                  712       494
  Investment in subsidiary                          49,606    38,122
  Other assets                                          72       122
                                                  --------  --------
  Total assets                                     $52,402   $40,506
                                                  ========  ========
Liabilities and Stockholders' Equity
  Liabilities:
     Dividends payable                             $   667   $   601
     Accrued expenses and taxes                         61         2
                                                  --------  --------
     Total liabilities                                 728       603
                                                  --------  --------
  Stockholders' Equity:
     Common stock                                   15,157    15,015
     Surplus                                        10,905     9,774
     Retained earnings                              24,854    21,152
     Unrealized gain (loss) on securities
       available for sale                              769   (6,038)
                                                  --------  --------
                                                    51,685    39,903
     Less: Treasury stock - at cost                   (11)
                                                  --------  --------
     Total stockholders' equity                     51,674    39,903
                                                  --------  --------
  Total liabilities and stockholders' equity       $52,402   $40,506
                                                  ========  ========

                        PENNROCK FINANCIAL SERVICES CORP.

PennRock Financial Services Corp. (Parent Company Only)
  Condensed Statements of Income

In thousands                                           December 31,
                                                 -----------------------
                                                   1995    1994    1993
                                                  ------  ------  ------
Income:
  Dividends from subsidiary                       $1,380  $  225  $  400
  Securities                                          89      93     109
  Net security gains                                 145      60      48
                                                  ------  ------  ------
  Total income                                     1,614     378     557
                                                  ------  ------  ------
Expenses:
  General and administrative                         240     260     151
                                                  ------  ------  ------
Income before income taxes and undistributed net
  income of subsidiary                             1,374     118     406
Income tax benefit                                  (17)    (63)    (25)
                                                  ------  ------  ------
Income before equity in undistributed net income
  of subsidiary                                    1,391     181     431
Equity in undistributed net income of subsidiary   4,791   5,659   5,949
                                                  ------  ------  ------
Net income                                        $6,182  $5,840  $6,380
                                                  ======  ======  ======

                        PENNROCK FINANCIAL SERVICES CORP.

PennRock Financial Services Corp. (Parent Company Only) Condensed Statements of
  Cash Flows

In thousands                                                  December 31,
                                                        -----------------------
                                                          1995    1994    1993
                                                         ------  ------  ------
Operating activities
  Net income                                             $6,182  $5,840  $6,380
  Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
       Equity in undistributed net income of subsidiary (4,791) (5,659) (5,949)
       Security gains                                     (145)    (60)    (48)
       Increase in due from subsidiary                    (219)   (479)    (11)
       Other, net                                           118    (10)      56
                                                         ------  ------  ------
  Net cash provided by (used in) operating activities     1,145   (368)     428

Investing activities
  Proceeds from sales of securities available for sale    1,147     637     469
  Purchases of securities available for sale            (1,009)   (544)   (421)
                                                         ------  ------  ------
  Net cash provided by investing activities                 138      93      48

Financing activities
  Issuance of common and treasury stock                   1,637   1,900   1,621
  Acquisition of treasury stock                           (375)
  Cash dividends paid                                   (2,480) (2,308) (2,057)
  Cash paid with stock dividend                                    (11)    (10)
  Decrease in funds held for dividend reinvestment                          (2)
                                                         ------  ------  ------
  Net cash used in financing activities                 (1,218)   (419)   (448)
                                                         ------  ------  ------
  Increase (decrease) in cash and cash equivalents           65   (694)      28
Cash and cash equivalents at beginning of year               75     769     741
                                                         ------  ------  ------
Cash and cash equivalents at end of year                 $  140  $   75  $  769
                                                         ======  ======  ======

                        PENNROCK FINANCIAL SERVICES CORP.

NOTE 20: CONSOLIDATED QUARTERLY FINANCIAL DATA (Unaudited)

In thousands, except per share data                  1995
                                    -------------------------------------
                                     First     Second    Third     Fourth
                                    Quarter   Quarter   Quarter   Quarter
                                    -------   -------   -------   -------
Interest income                      $9,093    $9,613    $9,825    $9,872
Interest expense                      4,561     5,019     5,026     4,786
                                    -------   -------   -------   -------
Net interest income                   4,532     4,594     4,799     5,086
Provision for loan losses                89        90       110        71
Non-interest income                     661       801       822       915
Non-interest expense                  3,315     3,348     3,378     3,479
                                    -------   -------   -------   -------
Income before income taxes            1,789     1,957     2,133     2,451
Income taxes                            470       368       479       831
                                    -------   -------   -------   -------
Net income                           $1,319    $1,589    $1,654    $1,620
                                    =======   =======   =======   =======

Net income per share                 $  .22    $  .26    $  .27    $  .27
                                    =======   =======   =======   =======

Dividends declared per share         $  .10    $  .10    $  .10    $  .11
                                    =======   =======   =======   =======

                                                     1994
                                    -------------------------------------
                                     First     Second    Third     Fourth
                                    Quarter   Quarter   Quarter   Quarter
                                    -------   -------   -------   -------
Interest income                      $6,903    $7,217    $7,629    $8,343
Interest expense                      2,717     2,862     3,242     3,961
                                    -------   -------   -------   -------
Net interest income                   4,186     4,355     4,387     4,382
Provision for loan losses               116       117        59        60
Non-interest income                   1,085     1,058       557       688
Non-interest expense                  3,039     3,174     3,050     2,979
                                    -------   -------   -------   -------
Income before income taxes            2,116     2,122     1,835     2,031
Income taxes                            430       553       449       832
                                    -------   -------   -------   -------
Net income                           $1,686    $1,569    $1,386    $1,199
                                    =======   =======   =======   =======

Net income per share                 $  .29    $  .26    $  .23    $  .20
                                    =======   =======   =======   =======

Dividends declared per share         $  .09    $  .09    $  .10    $  .10
                                    =======   =======   =======   =======

                        PENNROCK FINANCIAL SERVICES CORP.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.


PART III.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors and nominees for election to the Board of Directors is incorporated herein by reference to the Registrant's Proxy Statement for its annual meeting to be held on April 23, 1996 under the caption "Information about Nominees and Continuing Directors", and information concerning executive officers is included under Part I, Item 4A, "Executive Officers of the Registrant" of this report on Form 10-K.

Item 11.  EXECUTIVE COMPENSATION

Information concerning director compensation is incorporated herein by reference to the Registrant's Proxy Statement for its annual meeting to be held on April 23, 1996 under the caption "Compensation of Directors" and concerning executive compensation under the caption "Executive Compensation and Related Matters," except that information appearing under the caption "Board Report on Executive Compensation" and information appearing under the caption "Stock Performance Graph" is not incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners is incorporated herein by reference to the Registrant's Proxy Statement for its annual meeting to be held on April 23, 1996, under the caption "Voting of Shares and Principal Holders Thereof" and concerning security ownership of management under the caption "Information about Nominees and Continuing Directors."

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information under the caption "Transactions with Directors and Executive Officers" is incorporated herein by reference to the Registrant's Proxy Statement for its annual meeting to be held on April 23, 1996.

                        PENNROCK FINANCIAL SERVICES CORP.

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1. Financial Statements

        The consolidated financial statements listed on the index to Item 8 of this Annual Report on Form 10-K are filed as a part of this Annual Report.

(a)  2. Financial Statement Schedules

        All schedules applicable to the Registrant are shown in the respective consolidated financial statements or in the notes thereto included in this Annual Report.

(a)  3. Exhibits

        (3)(a)   Article of Incorporation of the Corporation are filed as
                 Exhibit 3(a) to Registration Statement Number 33-4328 on Form S-4 dated March 25, 1986 and are incorporated herein by reference.

        (3)(b)   Bylaws of the Corporation are incorporated by reference to
                 Exhibit 3(b) to Form 10-K for the year ended December 31,
                 1993.

        (10)(a) Omnibus Stock Plan is incorporated by reference to Exhibit A to Form 10-Q for the quarter ended March 31, 1992.

        (10)(b) Executive Compensation Bonus Plan is incorporated by reference to Exhibit 10(a) to Form 10-K for the year ended December 31, 1991.

        (10)(c) Executive Incentive Compensation Plan is incorporated by reference to Exhibit 10(c) to Form 10-K for the year ended December 31, 1994.

        (10)(d)  Melvin Pankuch Deferred Compensation Plan Agreement

        (21)     Subsidiaries of the Registrant

        (23)     Independent Auditors' Consent

        (27)     Financial Data Schedule

(b)     Reports on Form 8-K

        There were no reports on Form 8-K filed in the fourth quarter of 1995.

                        PENNROCK FINANCIAL SERVICES CORP.
                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PENNROCK FINANCIAL SERVICES CORP.
                                             (Registrant)

Dated: February 27, 1996             By         /s/ Glenn H. Weaver
                                     -----------------------------------------
                                     Glenn H. Weaver, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 27th of February, 1996.

               Signatures                                Title
              -----------                                ------

     /s/  Norman Hahn                    Chairman and Director
-------------------------------
         Norman Hahn

     /s/  Glenn H. Weaver                President and Director
-------------------------------
       Glenn H. Weaver

     /s/  Robert K. Weaver               Secretary and Director
-------------------------------
       Robert K. Weaver

     /s/  Melvin Pankuch                 Executive Vice President,
-------------------------------          Chief Executive Officer and Director
        Melvin Pankuch

     /s/  George B. Crisp                Vice President and Treasurer
-------------------------------          (Principal Financial and Accounting
       George B. Crisp                   Officer)

     /s/  Dale M. Weaver                 Director
-------------------------------
        Dale M. Weaver

     /s/  Aaron S. Kurtz                 Director
-------------------------------
        Aaron S. Kurtz

     /s/  Robert L. Spotts               Director
-------------------------------
       Robert L. Spotts

     /s/  Elton Horning                  Director
-------------------------------
        Elton Horning

     /s/  Lewis M. Good                  Director
-------------------------------
        Lewis M. Good

                        PENNROCK FINANCIAL SERVICES CORP.

ANNUAL REPORT ON FORM 10-K
EXHIBIT INDEX
YEAR ENDED DECEMBER 31, 1995


PENNROCK FINANCIAL SERVICES CORP.
BLUE BALL, PENNSYLVANIA

                                                                  Sequentially
   Item                      Description                         Numbered Page
  -----                      -----------                         -------------
  3(a) Articles of Incorporation - filed as exhibit 3(a) to Registration Statement Number 33-4328 on
          Form S-4 dated March 25, 1986, and are
          incorporated herein by reference.

  3(b) Bylaws - filed as exhibit 3(b) to Form 10-K dated March 28, 1994, and are incorporated herein by reference.

  10(a) Omnibus Stock Plan - incorporated by reference to Exhibit A to Form 10-Q for the quarter ended
          March 31, 1992

  10(b) Executive Compensation Bonus Plan - incorporated by reference to Exhibit 10(a) to Form 10-K for the year ended December 31, 1991

  10(c) Executive Incentive Compensation Plan - incorporated by reference to Exhibit 10(c) to Form 10-K for the year ended December 31, 1994

  10(d)   Melvin Pankuch Deferred Compensation Plan Agreement          68

  21      Subsidiaries of Registrant                                   80

  23      Independent Auditors' Consent                                81

  27      Financial Data Schedules                                     82