Form 10-Q
period 1996-03-31
PENNROCK FINANCIAL SERVICES CORP
filed 1996-05-08
CIK 790988

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

             -------------------------------------------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For Quarter Ended March 31, 1996   Commission File Number 0-15040
                          ---------------                         --------

                        PennRock Financial Services Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Pennsylvania                        23-2400021
         -------------------------------          --------------------
         (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)          Identification No.)

                  1060 Main St.
             Blue Ball, Pennsylvania                     17506
     ---------------------------------------           ----------
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

  Yes /X/ No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                      Class                  Outstanding at April 29, 1996
          ------------------------------    --------------------------------
          Common Stock ($2.50 par value)            6,077,299 Shares

                                      INDEX

                        REGISTRANT COMPANY AND SUBSIDIARY

PART I. FINANCIAL INFORMATION
- -----------------------------
Item 1. Financial Statements

        Condensed consolidated balance sheets - March 31, 1996,
        December 31, 1995 and March 31, 1995.

        Condensed consolidated statements of income - Three months ended March 31, 1996 and 1995.

        Condensed consolidated statements of cash flows - Three months ended March 31, 1996 and 1995.

        Notes to condensed consolidated financial statements - March 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION
- --------------------------
Item 6. Exhibits and Reports on Form 8-K


SIGNATURES
- ----------

                                     Part I.
                                    --------
                      For the Quarter Ended March 31, 1996

ITEM 1.  FINANCIAL INFORMATION

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                    March 31   December 31,   March 31,
(Amounts in thousands)                1996         1995          1995
                                  ------------ -----------  -------------
ASSETS
Cash and due from banks              $ 17,268     $ 17,888      $ 17,540
Short-term investments                    465          939           176
Mortgages held for sale                 6,069        2,373         3,554
Securities available for sale,
  at fair value                       200,912      196,029       184,451
Investment securities                                             22,460
Loans:
  Loans, net of unearned income       308,401      298,025       267,532
  Allowance for loan losses           (3,693)      (3,661)       (3,577)
                                    ---------    ---------     ---------
  Net loans                           304,708      294,364       263,955
Bank premises and equipment             9,180        9,111         8,732
Accrued interest receivable             3,469        3,264         3,194
Other assets                            7,343        8,114         9,335
                                    ---------    ---------     ---------
Total assets                         $549,414     $532,082      $513,397
                                    =========    =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Non-interest bearing             $ 59,259     $ 57,775      $ 52,691
    Interest bearing                  358,819      360,154       349,299
                                    ---------    ---------     ---------
    Total deposits                    418,078      417,929       401,990
  Short-term borrowings                64,269       47,476        53,256
  Long-term debt                        9,000        9,000         9,000
  Accrued interest payable              2,569        2,494         2,025
  Other liabilities                     4,135        3,509         3,993
                                    ---------    ---------     ---------
  Total liabilities                   498,051      480,408       470,264
Stockholders' Equity:
  Common stock, par value $2.50 per share;
    authorized - 10,000,000 shares;
    issued - 6,077,299, 6,062,991,
    and 6,025,709 of which 16,973 and
    579 shares are held as treasury
    stock, respectively                15,193       15,157        15,064
  Surplus                              11,106       10,905        10,204
  Unrealized gains (losses) on
    securities available for sale,
    net of deferred taxes               (494)          769       (4,003)
  Retained earnings                    25,846       24,854        21,868
                                    ---------    ---------     ---------
                                       51,651       51,685        43,133
  Less treasury stock, at cost          (288)         (11)
                                    ---------    ---------     ---------
  Total stockholders' equity           51,363       51,674        43,133
                                    ---------    ---------     ---------
  Total liabilities and
    stockholders' equity             $549,414     $532,082      $513,397
                                    =========    =========     =========

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                 Three Months Ended
(Amounts in thousands)               March 31,
                                --------------------
                                  1996        1995
                                --------    --------
Interest income:
  Interest and fees on loans     $6,900      $5,808
  Investment securities:
     Taxable                      2,324       2,893
     Tax-exempt                     588         351
  Mortgages held for sale            87          39
  Other                               7           2
                                -------     -------
  Total interest income           9,906       9,093
Interest expense:
  Deposits                        3,892       3,349
  Short-term borrowings             691       1,053
  Long-term debt                    136         159
                                -------     -------
  Total interest expense          4,719       4,561
                                -------     -------
  Net interest income             5,187       4,532
Provision for loan losses           149          88
                                -------     -------
                                  5,038       4,444
Other income:
  Trust commissions and fees        166         159
  Service charges and fees          289         246
  Investment security gains         415          87
  Mortgage loan operations        (110)        (16)
  Other                             143         186
                                -------     -------
  Total other income                903         661
                                -------     -------
  Net interest and other income   5,941       5,105
                                -------     -------
Other expenses:
  Salaries and benefits           2,019       1,840
  Occupancy, net                    312         229
  Equipment depreciation
   and service                      276         214
  Other                           1,055       1,033
                                -------     -------
  Total other expense             3,662       3,316
                                -------     -------
  Income before income taxes      2,279       1,789
Income taxes                        618         470
                                -------     -------
  Net income                     $1,661      $1,319
                                =======     =======
Earnings per share                 $.27        $.22
Cash dividends per share           $.11        $.10

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                 Three Months Ended
                                                     March 31,
(Amounts in thousands)                        -----------------------
                                                 1996           1995
                                              ---------      ---------
Cash from (used in) operations                ($   170)         $   766
Investing activities:
  Proceeds from sales of securities              24,231           7,459
  Purchases of securities                      (34,215)         (5,726)
  Maturities and paydowns of securities           3,612           1,367
  Net increase in loans                        (10,493)        (27,603)
  Purchases of premises and equipment             (290)         (2,134)
                                              ---------       ---------
     Net cash used by investing activities     (17,155)        (26,637)
Financing activities:
  Net increase in non-interest bearing deposits   1,484           2,286
  Net increase (decrease) in interest
     bearing deposits                           (1,335)          57,270
  Increase (decrease) in short-term borrowings   16,792        (28,821)
  Decrease in long-term debt                                    (1,500)
  Issuance of common stock and treasury stock       247             478
  Acquisition of treasury stock                   (288)
  Cash dividends                                  (669)           (602)
                                              ---------       ---------
     Net cash provided by financing activities   16,231          29,111
                                              ---------       ---------
     Increase (decrease) in cash and
       cash equivalents                         (1,094)           3,240
     Cash and cash equivalents, beginning
       of year                                   18,827          14,476
                                              ---------       ---------
     Cash and cash equivalents, end of period   $17,733         $17,716
                                              =========       =========

Total interest paid                             $ 4,642         $ 4,561
Total income taxes paid                             225             239

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 1996

NOTE 1. ACCOUNTING POLICIES

  The accompanying consolidated financial statements include the accounts of PennRock Financial Services Corp. and its banking subsidiary, Blue Ball National Bank. All material intercompany balances and transactions have been eliminated in consolidation.

  The information contained in the financial statements is unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of interim periods have been made. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

  The accounting policies of PennRock Financial Services Corp. and Subsidiary, as applied in the consolidated interim financial statements presented, are substantially the same as those followed on an annual basis as presented in the 1995 Annual Report to shareholders except that, as of January 1, 1996, PennRock adopted the Financial Accounting Standards Board's Statement No. 122, "Accounting for Mortgage Servicing Rights, an Amendment of FASB Statement No. 65" as discussed in Note 3. For further information, refer to the consolidated financial statements and footnotes thereto included in PennRock's annual report on Form 10-K for the year ended December 31, 1995.

NOTE 2. COMMITMENTS AND CONTINGENT LIABILITIES

  The financial statements do not reflect various commitments and contingent liabilities, such as commitments to extend credit, letters of credit, guarantees, and liability for assets held in Trust, which arise in the normal course of business. Commitments under outstanding letters of credit amounted to $7.8 million at March 31, 1996. Management does not anticipate any significant loss as a result of these transactions.

NOTE 3. ADOPTION OF SFAS NO. 122

  Effective January 1, 1996, PennRock adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65" (SFAS 122). SFAS 122 amended Statement 65 to require an institution to recognize as separate assets the rights to service mortgage loans for others when a mortgage loan is sold or securitized and servicing rights retained. When capitalizing originated mortgage servicing rights ("OMSR's"), an institution allocates the total cost of the mortgage loans (the recorded investment in the mortgage loans including net deferred fees or costs and any purchase premium or discount) to the OMSR's and the loans (without the OMSR's) based on their relative fair values. OMSR's are amortized in proportion to, and over the period of, estimated net servicing income.

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

  The impact on the financial statements from the adoption of SFAS 122 was immaterial in the first quarter of 1996. Factors such as volume of mortgage loans originated will have a substantial effect on the amount of OMSR's realized in the future. PennRock has no purchased mortgage servicing rights.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This section presents management's discussion and analysis of the financial condition and results of operations of PennRock Financial Services Corp. and subsidiary. This discussion should be read in conjunction with the financial statements which appear elsewhere in this report.

  Total assets of PennRock increased $17.3 million or 3.3% since the end of 1995 and by $36.0 million or 7.0% over March 31, 1995. The increases in assets were primarily reflected in increases in loans outstanding as loans increased $10.4 million or 3.5% for the year-to-date and by $40.9 million or 15.3% since last year. Total investment securities (measured on an amortized cost basis) increased $6.8 million or 3.5% since year-end and declined by $11.3 million or 5.3% from March 31 last year.

  Net income for the current quarter was $1.7 or $.27 per share compared with $1.3 or $.22 per share for the first quarter of 1995, an increase of $341,439 or 15.9%. Net interest income increased $655,303 from the first quarter of 1995 due to volume increases and slightly wider spreads, while other income excluding security and mortgage gains and losses increased $7,758 and other expenses increased $346,777.

  Dividends declared for the quarter totaled $668,503 or $.11 per share. This represented 40.2% of net income. Dividends declared during the first quarter of last year were $602,570 or $.10 per share.

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

  Table 1 presents the net interest income on a fully taxable equivalent basis for the first quarter of 1996 and 1995. Net interest income on a fully taxable equivalent basis totaled $5.4 million for the first quarter of 1996, an increase of $731,000 or 15.5% from $4.7 million earned for the same period of 1995.

TABLE 1 - NET INTEREST INCOME

                                 Three Months Ended
(Amounts in thousands)               March 31,
                                --------------------
                                  1996        1995
                                 ------      ------
Total interest income            $9,906      $9,093
Total interest expense            4,719       4,561
                                -------     -------
Net interest income               5,187       4,532
Tax equivalent adjustment           254         178
                                -------     -------
Net interest income
  (fully taxable equivalent)     $5,441      $4,710
                                =======     =======

  Table 2 presents the average balances, taxable equivalent interest income and expense and rates for PennRock's assets and liabilities for the three months ended March 31, 1996 and 1995. Both the interest rate spread and net interest margin are higher in 1996 than in 1995 because rates on interest earning assets increased while the average cost of funds declined. For the first quarter of 1996 compared with the first quarter of 1995, earning asset yields were 8 basis points higher while rates on paying liabilities decreased
  5 basis points for the same period.


TABLE 2 - AVERAGE BALANCES, RATES, AND INTEREST INCOME AND EXPENSE

                                              Three Months Ended March 31,
(Amounts in thousands)            ----------------------------------------------------
                                             1996                       1995
                                  ---------------------------------------------------
                                  Average             Yield/ Average            Yield/
                                  Balance    Interest  Rate  Balance   Interest  Rate
                                  --------   --------------- --------  ---------------
ASSETS
Interest earning assets
 Money market investments          $    310   $    8  10.24%   $    85  $    2   9.34%
 Mortgages held for sale              3,502       87   9.86%     2,102      39   7.36%
 Securities available for sale      197,686    3,165   6.35%   191,272   3,032   6.29%
 Investment securities                                          16,691     363   8.62%
 Loans:
   Mortgage                         165,289    3,726   8.94%   139,421   3,123   8.89%
   Commercial                        86,817    1,931   8.82%    73,994   1,708   9.16%
   Consumer                          50,004    1,243   9.86%    40,940   1,004   9.73%
                                   --------   ------          --------  ------
   Total loans                      302,110    6,900   9.06%   254,355   5,835   9.10%
                                   --------   ------          --------  ------
 Total earning assets               503,608   10,160   8.00%   464,505   9,271   7.92%
Other assets                         30,167   ------            31,760  ------
                                   --------                   --------
                                   $533,775                   $496,265
                                   ========                   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
 Demand                            $ 70,962      449   2.51%  $ 62,243     425   2.71%
 Savings                             60,726      333   2.18%    65,756     437   2.64%
 Time                               229,821    3,110   5.37%   194,670   2,487   5.07%
                                   --------   ------          --------  ------
 Total interest bearing deposits    361,509    3,892   4.27%   322,669   3,349   4.12%
Short-term borrowings                50,534      691   5.42%    68,644   1,053   6.09%
Long-term debt                        9,000      136   6.00%     9,967     159   6.33%
                                   --------   ------          --------  ------
                                    421,043    4,719   4.45%   401,280   4,561   4.51%
Non-interest bearing deposits        53,778   ------            48,662  ------
Other liabilities                     6,476                      5,067
Stockholders' equity                 52,478                     41,256
                                   --------                    -------
Total liabilities and stockholders'
 equity                            $533,775                   $496,265
                                   ========                   ========
Net interest income                           $5,441                    $4,710
                                              ======                    ======
Interest rate spread                                   3.56%                     3.41%
                                                       ======                   ======
Net interest margin                                    4.29%                     4.02%
                                                       ======                   ======


PROVISION AND ALLOWANCE FOR LOAN LOSSES

  The provision for loan losses charged to earnings was $149,000 for the first quarter of 1996 compared with $89,000 for the first quarter of last year. The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. The adequacy of the allowance will continue to be examined in light of past loan loss experience, current economic conditions, volume of non-performing and delinquent loans and other relevant factors. The allowance is established at a level considered by management to be adequate to absorb potential future losses contained in the portfolio and is monitored on a continuous basis with independent formal reviews conducted semiannually. The allowance is increased by provisions charged to expense and decreased by net charge-offs. Table 3 reflects an analysis of the allowance for loan losses for the first quarter of 1996 and 1995.

TABLE 3 - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                           Three Months Ended
(Amounts in thousands)                         March 31,
                                          --------------------
                                            1996        1995
                                          --------    --------
Balance, beginning of period               $3,661      $3,482
Provision charged to operating expense        149          89
Total loans charged off                     (119)        (13)
Total recoveries                                2          19
                                          -------     -------
Net (charge-offs) recoveries                (118)           6
                                          -------     -------
Balance, end of period                     $3,693      $3,577
                                          =======     =======
Total loans:
  Average                                $302,110    $254,354
  Period-end                             $308,401    $267,532

Ratios:
  Net charge-offs to
    average loans (annualized)                .16%
  Allowance for loan losses to
    period-end loans                         1.20%       1.34%


TABLE 4 - NON-PERFORMING ASSETS

                                       March 31    December 31,   March 31,
(Amounts in thousands)                   1996          1995          1995
                                      ----------    ---------    -----------
Non-accrual loans                         $  519        $  862          $583
Other real estate owned                      558           276           316
                                       ---------     ---------     ---------
Total non-performing assets              $1,077$        $1,138          $899
                                       =========     =========     =========
Ratios:
  Non-accrual loans to total loans          0.17%         0.29%         0.22%
  Non-accrual loans to total loans and
    other real estate owned                 0.17%         0.29%         0.22%
  Allowance for loan losses to
    non-accrual loans                     711.56%       424.71%       613.55%

Loans accruing but 90 days past due
  as to principal or interest               $584          $375          $390

LIQUIDITY

  The purpose of liquidity management is to ensure that there are sufficient cash flows available to meet a variety of needs. These include financial commitments such as satisfying the credit needs of our borrowers and withdrawals by our depositors, the ability to capitalize in investment and business opportunities as they occur, and the funding of PennRock's own operations. Liquidity is provided by maturities and sales of investment securities, loan payments and maturities and liquidating money market investments such as federal funds sold. Liquidity is also provided by short-term lines of credit with various correspondents and fixed and variable rate advances from the Federal Home Loan Bank of Pittsburgh and other correspondent banks. However, PennRock's primary source of liquidity lies in PennRock's ability to renew, replace and expand its base of core deposits
  (consisting of demand, NOW, money market, savings, and time deposits of less than $100,000).

  Total deposits increased $149,000 million or .4% since year end and $16.1 million or 4.00% from last year. Total short-term borrowings increased $16.8 million or 35.4% since year end and by $11.0 million or 20.7% from last year.
  Table 5 reflects the changes in the major classifications of deposits and borrowings by comparing the balances at the end of the first quarter of 1996 with year-end and the first quarter of 1995.


TABLE 5 - DEPOSITS AND BORROWINGS BY MAJOR CLASSIFICATION
(Amounts in thousands)

                                   March 31,   December 31,   March 31,
                                      1996         1995          1995
                                 ------------- ------------ -------------
Non-interest bearing                 $ 59,259     $ 57,775      $ 52,691
NOW accounts                           37,886       39,942        39,101
Money market deposit accounts          32,272       31,227        25,745
Savings accounts                       62,207       60,852        63,463
Time deposits under $100,000          204,978      208,022       200,349
                                    ---------    ---------     ---------
Total core deposits                   396,602      397,818       381,349
Time deposits of $100,000 or more      21,476       20,111        20,641
                                    ---------    ---------     ---------
Total deposits                        418,078      417,929       401,990
Short-term borrowings                  64,269       47,476        53,256
Long-term debt                          9,000        9,000         9,000
                                    ---------    ---------     ---------
Total deposits and borrowings        $491,347     $474,405      $464,246
                                    =========    =========     =========

CAPITAL RESOURCES:

  Total stockholders' equity increased $7.7 million or 18.9% from March 31, 1995 and increased $8.9 million or 22.3% since year-end 1995. The increase in stockholders' equity since year-end and from last year was enhanced by a decrease in the unrealized loss, net of deferred tax effect, of PennRock's available for sale investment portfolio.

  Table 6 shows PennRock's capital resources at March 31, 1996 and at December
  31 and March 31, 1995. PennRock and its subsidiary bank exceed all minimum capital guidelines.


TABLE 6 - CAPITAL RESOURCES

                                   March 31,   December 31,   March 31,
                                      1996         1995          1995
                                 ------------- ------------ -------------
  Leverage ratio:
   Total capital to total assets        9.38%        10.40%        9.10%
   Tier 1 capital to total assets       9.21%         9.39%        8.40%
  Risk-based capital ratios:
   Tier 1 capital to risk weighted
     assets                            15.52%        15.82%       14.90%
   Total capital to risk weighted
     assets                            16.64%        16.97%       16.06%



                           PART II.  OTHER INFORMATION
                           ---------------------------
                      For the Quarter ended March 31, 1996

ITEM 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

      27. Financial Data Schedule regarding unaudited interim financial information of PennRock for the quarter ended March 31, 1996.

  (b) Reports on Form 8-K

      There were no reports on Form 8-K filed for the three months ended March
      31, 1996.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PennRock Financial Services Corp.
                              ---------------------------------
                                        (Registrant)


Date: May 7, 1996             By:  /s/Melvin Pankuch
- -----------------------       -----------------------------------------------
                                   Melvin Pankuch
                                   Executive Vice President and
                                   Chief Executive Officer

Date:  May 7, 1996            By:  /s/George B. Crisp
- ------------------------      -----------------------------------------------
                                   George B. Crisp
                                   Vice President and Treasurer
                                   (Principal Financial and Accounting Officer)

