Form 10-Q
period 1996-06-30
PENNROCK FINANCIAL SERVICES CORP
filed 1996-08-09
CIK 790988

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

             -------------------------------------------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For Quarter Ended June 30, 1996    Commission File Number 0-15040
                          --------------                          -------

                        PennRock Financial Services Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Pennsylvania                        23-2400021
         -------------------------------          --------------------
         (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)          Identification No.)

                  1060 Main St.
             Blue Ball, Pennsylvania                     17506
     ---------------------------------------           ----------
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

  Yes /X/ No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
                      Class                   Outstanding at July 26, 1996
          ------------------------------    --------------------------------
          Common Stock ($2.50 par value)            6,055,801 Shares

                        PENNROCK FINANCIAL SERVICES CORP.
                        ---------------------------------

                                    FORM 10-Q
                                    ---------
                       For the Quarter Ended June 30, 1996

                                    Contents
                                    --------
PART I. FINANCIAL INFORMATION
- -----------------------------
Item 1. Financial Statements

        Consolidated balance sheets - June 30, 1996,
        December 31, 1995 and June 30, 1995.

        Consolidated statements of income - Six months ended
        June 30, 1996 and 1995.

        Consolidated statements of cash flows - Six months ended June 30, 1996 and 1995.

        Notes to condensed consolidated financial statements - June 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION
- --------------------------
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K


SIGNATURES
- ----------

                                     Part I
                       For the Quarter Ended June 30, 1996

Item 1.  Financial Statements

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                    June 30,   December 31,    June 30,
(Amounts in thousands)                1996         1995          1995
                                  ------------ -----------  -------------
ASSETS
Cash and due from banks              $ 17,432     $ 17,888      $ 15,697
Short-term investments                    879          939         1,179
                                     --------    ---------      --------
  Cash and cash equivalents            18,311       18,827        16,876
Mortgages held for sale                 1,929        2,373         1,374
Securities available for sale         192,012      196,029       181,668
Investment securities                                             21,179
Loans:
  Loans, net of unearned income       317,478      298,025       281,557
  Allowance for loan losses           (3,806)      (3,661)       (3,602)
                                    ---------    ---------     ---------
  Net loans                           313,672      294,364       277,955
Bank premises and equipment             9,000        9,111         8,856
Accrued interest receivable             3,431        3,264         3,055
Other assets                           12,257        8,114         8,204
                                    ---------    ---------     ---------
Total assets                         $550,612     $532,082      $519,167
                                    =========    =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Non-interest bearing             $ 59,643     $ 57,775      $ 55,231
    Interest bearing                  364,602      360,154       364,114
                                    ---------    ---------     ---------
    Total deposits                    424,245      417,929       419,345
  Short-term borrowings                58,524       47,476        36,161
  Long-term debt                        9,000        9,000         9,000
  Accrued interest payable              2,625        2,494         2,657
  Other liabilities                     6,298        3,509         4,294
                                    ---------    ---------     ---------
  Total liabilities                   500,692      480,408       471,457
Stockholders' Equity:
  Common stock, par value $2.50 per share;
    authorized - 20,000,000 shares;
    issued - 6,077,299, 6,062,991,
    and 6,044,412 of which 33,708 and
    579 shares are held as treasury
    stock, respectively                15,193       15,157        15,111
  Surplus                              11,153       10,905        10,577
  Unrealized gains (losses) on
    securities available for sale,
    net of deferred taxes             (2,642)          769         (831)
  Retained earnings                    26,887       24,854        22,853
                                    ---------    ---------     ---------
                                       50,591       51,685        47,710
  Less treasury stock, at cost           (671)         (11)
                                    ---------    ---------     ---------
  Total stockholders' equity           49,920       51,674        47,710
                                    ---------    ---------     ---------
  Total liabilities and
    stockholders' equity             $550,612     $532,082      $519,167
                                    =========    =========     =========

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                 Three Months Ended       Six Months Ended
(Amounts in thousands)                June 30,                June 30,
                                --------------------   ---------------------
                                   1996       1995        1996        1995
                                  ------     ------      -------    -------
Interest income:
 Interest and fees on loans       $7,153     $6,406      $14,052    $12,214
 Securities:
    Taxable                        2,451      2,781        4,775      5,673
    Tax-exempt                       664        351        1,252        702
 Mortgages held for sale              61         59          147         98
 Other                                10         16           18         18
                                 -------    -------      -------    -------
 Total interest income            10,339      9,613       20,245     18,705
Interest expense:
 Deposits                          3,782      4,138        7,674      7,488
 Short-term borrowings               963        703        1,654      1,756
 Long-term debt                      134        178          270        337
                                 -------    -------      -------    -------
 Total interest expense            4,879      5,019        9,598      9,580
                                 -------    -------      -------    -------
 Net interest income               5,460      4,594       10,647      9,125
Provision for loan losses            149         90          298        177
                                 -------    -------      -------    -------
                                   5,311      4,504       10,349      8,948
Other income:
 Service charges on deposit
   accounts                          271        252          522        490
 Other service charges and fees       97         69          163        156
 Fiduciary activities                182        135          348        293
 Security gains, net                  86        186          501        273
 Mortgage banking                    122        149          143        270
 Other                                15         10           (1)       (20)
                                 -------    -------      -------    -------
 Total other income                  773        801        1,676      1,462
                                 -------    -------      -------    -------
 Net interest and other income     6,084      5,305       12,025     10,410
                                 -------    -------      -------    -------
Other expenses:
 Salaries and benefits             2,333      1,783        4,352      3,623
 Occupancy, net                      304        245          616        473
 Equipment depreciation and service  322        258          598        473
 Other                               987      1,062        2,042      2,095
                                 -------    -------      -------    -------
 Total other expense               3,946      3,348        7,608      6,664
                                 -------    -------      -------    -------
 Income before income taxes        2,138      1,957        4,417      3,746
Income taxes                         432        368        1,051        838
                                 -------    -------      -------    -------
 Net income                       $1,706     $1,589       $3,366     $2,908
                                 =======    =======      =======    =======
Earnings per share               $  .28      $  .26       $  .55     $  .48
                                 =======    =======      =======    =======

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                  Six Months Ended
                                                      June 30,
(Amounts in thousands)                        -----------------------
                                                 1996           1995
                                              ---------      ---------
Cash from operations                           $  4,555       $ 4,125
Investing activities:
  Proceeds from sales of securities              36,119        29,742
  Purchases of securities                       (42,219)      (22,482)
  Maturities and paydowns of securities           5,343         5,953
  Net increase in loans                         (19,606)      (41,687)
  Purchases of premises and equipment              (363)       (2,438)
                                               --------      --------
     Net cash used in investing activities      (20,726)      (30,912)
Financing activities:
  Net increase in demand, NOW, money market
    and savings deposits                          1,868         8,696
  Net increase in time deposits                   4,448        68,215
  Increase (decrease) in short-term borrowings   11,048       (45,916)
  (Decrease) in long-term debt                                 (1,500)
  Issuance of stock                                 295           899
  Acquisition of treasury stock                    (671)
  Cash dividends                                 (1,333)       (1,207)
                                               --------      --------
     Net cash provided by financing activities   15,655        29,187
                                               --------      --------
     Increase (decrease) in cash and
       cash equivalents                           (516)         2,400
     Cash and cash equivalents,
       beginning of year                         18,827        14,476
                                               --------      --------
     Cash and cash equivalents, end of period   $18,311       $16,876
                                               ========      ========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 1996

NOTE 1. ACCOUNTING POLICIES

  The accompanying consolidated financial statements include the accounts of PennRock Financial Services Corp. and its banking subsidiary, Blue Ball National Bank. All material intercompany balances and transactions have been eliminated in consolidation.

  The information contained in the financial statements is unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of interim periods have been made. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

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

NOTE 2. COMMITMENTS AND CONTINGENT LIABILITIES

  The financial statements do not reflect various commitments and contingent liabilities, such as commitments to extend credit, letters of credit, guarantees, and liability for assets held in Trust, which arise in the normal course of business. Commitments under outstanding letters of credit amounted to $8.6 million at June 30, 1996. Management does not anticipate any significant loss as a result of these transactions.

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

  The amount of originated mortgage servicing rights from January 1 through June 30, 1996 was $68,000. There was no valuation allowance for impairment related to such rights. Factors such as volume of mortgage loans originated will have a substantial effect on the amount of OMSR's realized in the future. PennRock has no purchased mortgage servicing rights.

Item 2.   Management's Discussion and Analysis of Financial Condition and
Results
          of Operations

  This section presents management's discussion and analysis of the financial condition and results of operations of PennRock Financial Services Corp. and subsidiary, Blue Ball National Bank. This discussion should be read in conjunction with the financial statements which appear elsewhere in this report.

  Total assets of PennRock increased $18.5 million or 3.5% since the end of 1995 and by $31.4 million or 6.1% over June 30, 1995. The increases in assets were primarily reflected in increases in loans outstanding as loans increased $19.5 million or 6.5% for the year-to-date and by $35.9 million or 12.8% since last year. Total securities (measured on an amortized cost basis) increased $1.2 million or .6% since year-end and declined by $8.1 million or 4.0% from June 30 last year.

  Net income for the current quarter was $1.7 million or $.28 per share compared with $1.6 million or $.26 per share for the second quarter of 1995, an increase of $117,000 or 7.4%. Net interest income increased $866,000 from the second quarter of 1995 due to volume increases and wider spreads, while other income excluding security gains increased $73,000 and other expenses increased $598,000.

  Dividends declared for the quarter totaled $669,000 or $.11 per share. This represented 39.2% of net income. Dividends declared during the second quarter of last year were $604,000 or $.10 per share.

  Net income for the first half of 1996 was $3.4 million or $.55 per share compared with $2.9 million or $.48 per share for the first half of 1995, an increase of $459,000 or 15.8%. Net interest income increased $1.5 million from the first six months of 1995 while other income excluding security gains decreased $14,000 and other expenses increased $944,000.

  Dividends declared for the first six months of 1996 totaled $1.3 million or $.22 per share compared with $1.2 million or $.20 per share paid for the same period in 1995. This represented 39.7% of net income. Dividends declared during the second quarter of last year were $604,000 or $.10 per share.

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

  Table 1 presents net interest income on a fully taxable equivalent basis for the second quarter and first six months of 1996 and 1995. For the second quarter of 1996, net interest income on a fully taxable equivalent basis totaled $5.8 million, an increase of $1.0 million or 21.1% from $4.8 million earned for the same period of 1995. For the first six months of 1996, net interest income on a fully taxable equivalent basis totaled $11.2 million, an increase of $1.7 million or 18.0% from $9.5 million earned for the first six months of 1995.


TABLE 1 - NET INTEREST INCOME

                                 Three Months Ended       Six Months Ended
(Amounts in thousands)                June 30,                June 30,
                                --------------------    --------------------
                                  1996        1995         1996       1995
                                -------     -------      -------    -------
Total interest income           $10,339      $9,613      $20,245    $18,705
Total interest expense            4,879       5,019        9,598      9,580
                                -------     -------     --------   --------
Net interest income               5,460       4,594       10,647      9,125
Tax equivalent adjustment           310         170          564        348
                                -------     -------     --------   --------
Net interest income
  (fully taxable equivalent)    $ 5,770      $4,764      $11,211    $ 9,474
                                =======     =======     ========   ========

  Table 2 presents the average balances, taxable equivalent interest income and expense and rates for PennRock's assets and liabilities for the three and six months ended June 30, 1996 and 1995. Both the interest rate spread and net interest margin are higher in 1996 than in 1995 because rates on interest earning assets increased while the average cost of funds declined. For the second quarter of 1996 compared with the second quarter of 1995, earning asset yields were xx basis points higher while rates on paying liabilities decreased xx basis points for the same period. For the first six months of 1996, earning asset yields were 12 basis points higher while rates on paying liabilities declined 28 basis points from the first six months of 1995. As a result, PennRock's interest rate spread and net interest margins increased 40 basis points and 39 basis points respectively during the first half of 1996 over the first half of 1995.

TABLE 2 - AVERAGE BALANCES, RATES, AND INTEREST INCOME AND EXPENSE

                                              Three Months Ended June 30,
(Amounts in thousands)            ----------------------------------------------------
                                             1996                       1995
                                  -------------------------- ------------------------
                                   Average            Yield/ Average            Yield/
                                   Balance   Interest  Rate  Balance   Interest  Rate
                                  --------   -------- ------ --------  -------- ------
ASSETS
Interest earning assets
 Money market investments           $   908   $   10   4.42%   $ 1,797  $   16   3.57%
 Mortgages held for sale              3,197       61   7.65%     2,552      59   9.27%
 Securities available for sale      205,005    3,439   6.73%   186,071   2,911   6.28%
 Investment securities                                          17,421     392   9.03%
 Loans:
   Mortgage                         171,589    3,828   8.95%   150,191   3,437   9.18%
   Commercial                        87,866    2,053   9.37%    77,208   1,770   9.20%
   Consumer                          53,452    1,246   9.35%    45,826   1,082   9.47%
                                   --------   ------          --------  ------
   Total loans                      312,907    7,127   9.14%   273,225   6,289   9.23%
                                   --------   ------          --------  ------
 Total earning assets               522,017   10,637   8.17%   481,066   9,667   8.06%
Other assets                         34,120   ------            31,719  ------
                                   --------                   --------
                                   $556,137                   $512,785
                                   ========                   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
 Demand                            $ 69,896      438   2.51%  $ 62,728     470   3.01%
 Savings                             61,059      334   2.19%    62,156     438   2.83%
 Time                               228,293    3,009   5.29%   231,539   3,230   5.60%
                                   --------   ------          --------  ------
 Total interest bearing deposits    359,248    3,781   4.22%   356,423   4,138   4.66%
Short-term borrowings                69,466      963   5.56%    45,347     703   6.22%
Long-term debt                        9,000      135   6.02%     9,000     178   7.93%
                                   --------   ------          --------  ------
                                    437,714    4,879   4.47%   410,770   5,019   4.90%
Non-interest bearing deposits        58,457   ------            51,601  ------
Other liabilities                     7,925                      6,653
Stockholders' equity                 52,041                     43,762
                                   --------                    -------
Total liabilities and stockholders'
 equity                            $556,137                   $512,786
                                   ========                   ========
Net interest income                           $5,758                    $4,648
                                              ======                    ======
Interest rate spread                                   3.70%                     3.16%
                                                       ======                   ======
Net interest margin                                    4.42%                     3.88%
                                                       ======                   ======

                                               Six Months Ended June 30,
(Amounts in thousands)            ----------------------------------------------------
                                             1996                       1995
                                  -------------------------- ------------------------
                                  Average             Yield/ Average            Yield/
                                  Balance    Interest  Rate  Balance   Interest  Rate
                                  --------   --------------- --------  -------- ------
ASSETS
Interest earning assets
 Money market investments          $    609   $   18   5.93%   $   614  $   18   5.91%
 Mortgages held for sale              3,350      148   8.86%     2,077      98   9.51%
 Securities available for sale      201,186    6,604   6.58%   196,201   5,943   6.11%
 Investment securities                                          17,058     755   8.92%
 Loans:
   Mortgage                         168,439    7,729   9.20%   144,836   6,560   9.13%
   Commercial                        87,867    3,864   8.82%    75,640   3,586   9.56%
   Consumer                          51,186    2,468   9.67%    43,366   2,143   9.97%
                                   --------   ------          --------  ------
   Total loans                      307,492   14,061   9.17%   263,842  12,289   9.39%
                                   --------   ------          --------  ------
 Total earning assets               512,637   20,831   8.15%   479,792  19,103   8.03%
Other assets                         32,319   ------            24,772  ------
                                   --------                   --------
                                   $544,956                   $504,564
                                   ========                   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
 Demand                            $ 70,429      887   2.53%  $ 62,487     895   2.89%
 Savings                             60,892      667   2.20%    63,947     875   2.76%
 Time                               229,057    6,119   5.36%   213,205   5,717   5.41%
                                   --------   ------          --------  ------
 Total interest bearing deposits    360,378    7,673   4.27%   339,639   7,487   4.45%
Short-term borrowings                60,000    1,654   5.53%    56,931   1,756   6.22%
Long-term debt                        9,000      271   6.04%     9,481     337   7.17%
                                   --------   ------          --------  ------
                                    421,043    9,598   4.48%   406,051   9,580   4.76%
Non-interest bearing deposits        56,117   ------            50,140  ------
Other liabilities                     7,201                      5,265
Stockholders' equity                 52,260                     43,108
                                   --------                    -------
Total liabilities and stockholders'
 equity                            $544,956                   $504,564
                                   ========                   ========
Net interest income                          $11,233                    $9,523
                                              ======                    ======
Interest rate spread                                   3.67%                     3.27%
                                                       ======                   ======
Net interest margin                                    4.39%                     4.00%
                                                       ======                   ======

PROVISION AND ALLOWANCE FOR LOAN LOSSES

  The provision for loan losses charged to earnings was $149,000 for the second quarter of 1996 compared with $90,000 for the second quarter of last year. The provision for the first six months of 1996 was $298,000 compared with $177,000 for 1995. The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. The adequacy of the allowance will continue to be examined in light of past loan loss experience, current economic conditions, volume of non-performing and delinquent loans and other relevant factors. The allowance is established at a level considered by management to be adequate to absorb potential future losses contained in the portfolio and is monitored on a continuous basis with independent formal reviews conducted semiannually. The allowance is increased by provisions charged to expense and decreased by net charge-offs. Table 3 reflects an analysis of the allowance for loan losses for the second quarter and first six months of 1996 and 1995.

TABLE 3 - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                           Three Months Ended      Six Months Ended
(Amounts in thousands)                          June 30,               June 30,
                                          --------------------   --------------------
                                            1996        1995       1996        1995
                                          --------    --------   --------    --------
Balance, beginning of period               $3,693      $3,577     $3,661      $3,482
Provision charged to operating expense        149          90        298         178
Total loans charged off                       (69)        (79)      (188)        (92)
Total recoveries                               33          14         35          34
                                          -------     -------    -------     -------
Net charge-offs                               (36)        (65)      (153)        (58)
                                          -------     -------    -------     -------
Balance, end of period                     $3,806      $3,602     $3,806      $3,602
                                          =======     =======    =======     =======
Total loans:
  Average                                $316,105    $275,277   $307,492    $263,842
  Period-end                              317,478     281,557    317,478     281,557

Ratios:
  Net charge-offs to
    average loans (annualized)                .05%        .09%       .10%        .04%
  Allowance for loan losses to
    period-end loans                         1.20%       1.28%      1.20%       1.28%


NON-PERFORMING ASSETS

  Table 4 reflects PennRock's non-performing assets at June 30, 1996, December 31, 1995 and June 30, 1995. PennRock's policy is to discontinue the accrual of interest on loans for which the principal or interest is past due 90 days or more unless the loan is well secured and corrective action has begun or the loan is in the process of collection. When a loan is placed on non-accrual status, any unpaid interest is charged against income. Other real estate owned represents property acquired through foreclosure.

TABLE 4 - NON-PERFORMING ASSETS

                                       June 30,    December 31,    June 30,
(Amounts in thousands)                   1996          1995          1995
                                      ----------    ---------    -----------
Non-accrual loans                         $  825        $  862          $552
Other real estate owned                      325           276           128
                                       ---------     ---------     ---------
Total non-performing assets              $1,150         $1,138          $680
                                       =========     =========     =========
Ratios:
  Non-accrual loans to total loans          0.26%         0.29%         0.20%
  Non-accrual loans to total loans and
    other real estate owned                 0.26%         0.29%         0.20%
  Allowance for loan losses to
    non-accrual loans                     426.24%       424.71%       651.99%
Loans accruing but 90 days past due
  as to principal or interest               $150          $375          $534



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

  Total deposits increased $6.3 million or 1.5% since year end and $4.9 million or 1.2% from last year. Total short-term borrowings increased $23.3 million or 23.3% since year end and by $22.4 million or 61.8% from last year. Table 5 reflects the changes in the major classifications of deposits and borrowings by comparing the balances at the end of the second quarter of 1996 with year-end and the second quarter of 1995.


TABLE 5 - DEPOSITS AND BORROWINGS BY MAJOR CLASSIFICATION
(Amounts in thousands)

                                    June 30,   December 31,    June 30,
                                      1996         1995          1995
                                 ------------- ------------ -------------
Non-interest bearing                 $ 59,643     $ 57,775      $ 55,231
NOW accounts                           37,190       39,942        37,880
Money market deposit accounts          32,603       31,227        27,983
Savings accounts                       61,692       60,852        63,444
Time deposits under $100,000          211,065      208,022       213,870
                                    ---------    ---------     ---------
Total core deposits                   402,193      397,818       398,408
Time deposits of $100,000 or more      22,052       20,111        20,937
                                    ---------    ---------     ---------
Total deposits                        424,245      417,929       419,345
Short-term borrowings                  58,524       47,476        36,161
Long-term debt                          9,000        9,000         9,000
                                    ---------    ---------     ---------
Total deposits and borrowings        $491,769     $474,405      $464,506
                                    =========    =========     =========


CAPITAL RESOURCES:

  Total stockholders' equity increased $2.2 million or 4.6% from June 30, 1995 and decreased $1.8 million or 3.4% since year-end 1995. Stockholders' equity is impacted by changes in the unrealized market gains and losses of the securities available for sale portfolio, net of deferred taxes. At June 30, 1996 and 1995, this portfolio had net unrealized losses and on December 31, 1995, the portfolio had a net unrealized profit.

  On June 27, 1995, the Company announced that the Board of Directors had authorized the purchase of up to 200,000 shares of its outstanding common stock. The shares are to be used for general corporate purposes including employee benefit and executive compensation plans or for the dividend reinvestment plan. On June 11, 1996, the Board of Directors extended this program for an additional 12 months. Since the program was adopted PennRock has repurchased 79,374 shares of which 33,708 shares were held as treasury shares as of June 30, 1996.

  Table 6 shows PennRock's capital resources at June 30, 1996 and at December 31 and June 30, 1995. PennRock and its subsidiary bank exceed all minimum capital guidelines.


TABLE 6 - CAPITAL RESOURCES

                                    June 30,   December 31,    June 30,
                                      1996         1995          1995
                                 ------------- ------------ -------------
  Leverage ratio:
   Total capital to total assets       10.00%        10.40%        9.88%
   Tier 1 capital to total assets       9.32%         9.39%        9.19%
  Risk-based capital ratios:
   Tier 1 capital to risk weighted
     assets                            15.34%        15.82%       14.55%
   Total capital to risk weighted
     assets                            16.47%        16.97%       15.65%


                           PART II.  OTHER INFORMATION
                           ---------------------------
                       For the Quarter ended June 30, 1996

Item 4. Submission of Matters to a Vote of Security Holders

  The 1996 Annual Meeting of Shareholders (the "Meeting") of PennRock Financial Services Corp. was held on April 23, 1996. Notice of the Meeting was mailed to shareholders on or about March 29, 1996, together with proxy materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulation promulgated thereunder.

  The Meeting was held for the purpose of electing three Class C directors to hold office for three years from the date of election and until their successors are elected and have qualified. In addition, there was a proposal to amend the Articles of Incorporation to increase the number of authorized shares of common stock of PennRock Financial Services Corp. from 10,000,000 shares to 20,000,000 shares.

  There was no solicitation in opposition to the nominees of the Board of Directors for the election to the Board. All nominees of the Board of Directors were elected. The number of votes cast for or withheld, as well as the number of abstentions and broker nonvotes for each of the nominees for election to the Board of Directors, were as follows:

                                               Votes          Abstentions and
     Nominee                Votes for         Withheld        Broker Nonvotes
- ------------------         -----------      -----------       ---------------
Aaron S. Kurtz              4,394,239          34,468            1,648,592
Robert K. Weaver            4,367,215          61,492            1,648,592
Lewis M. Good               4,394,180          34,526            1,648,593



  The shareholders also approved the amendment to the Article of Incorporation by the following vote:

        For            Against         Abstentions    Broker Nonvotes
  ---------------  ---------------   ---------------- ---------------
     4,221,131          82,055           125,518         1,648,598


Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

      3(a) Articles of Incorporation, as amended, of PennRock Financial Services Corp.

      27. Financial Data Schedule regarding unaudited interim financial information of PennRock for the quarter ended June 30, 1996.

  (b) Reports on Form 8-K

      A current report on Form 8-K dated June 11, 1996 was filed with the Securities and Exchange Commission on or about June 21, 1996. The report was filed under Item 5 - "Other Events" and disclosed that the Board of Directors of PennRock has authorized a 12 month extension of an open market stock repurchase program of up to 200,000 shares of PennRock's common stock.

      There were no other reports on Form 8-K filed for the three months ended June 30, 1996.

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


Date: August 9, 1996          By:  /s/Melvin Pankuch
- -----------------------       -----------------------------------------------
                                   Melvin Pankuch
                                   Executive Vice President and
                                   Chief Executive Officer

Date: August 9, 1996          By:  /s/George B. Crisp
- ------------------------      -----------------------------------------------
                                   George B. Crisp
                                   Vice President and Treasurer
                                   (Principal Financial and Accounting Officer)