Form 10-Q
period 1996-09-30
PENNROCK FINANCIAL SERVICES CORP
filed 1996-11-15
CIK 790988

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

             -------------------------------------------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended September 30, 1996    Commission File Number 0-15040
                       ------------------                           -------

                        PennRock Financial Services Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Pennsylvania                        23-2400021
         -------------------------------          --------------------
         (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)          Identification No.)

                  1060 Main St.
             Blue Ball, Pennsylvania                     17506
     ---------------------------------------           ----------
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

  Yes /X/ No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
                      Class                 Outstanding at October 30, 1996
          ------------------------------    --------------------------------
          Common Stock ($2.50 par value)            6,060,028 Shares

                        PENNROCK FINANCIAL SERVICES CORP.
                        ---------------------------------

                                    FORM 10-Q
                                    ---------
                    For the Quarter Ended September 30, 1996

                                    Contents
                                    --------
PART I. FINANCIAL INFORMATION
-----------------------------
Item 1. Financial Statements

        Consolidated balance sheets - September 30, 1996,
        December 31, 1995 and September 30, 1995.

        Consolidated statements of income - Nine months ended
        September 30, 1996 and 1995.

        Consolidated statements of cash flows - Nine months ended September 30, 1996 and 1995.

        Notes to condensed consolidated financial statements - September 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION
--------------------------
Item 6. Exhibits and Reports on Form 8-K


SIGNATURES
----------

                                     Part I

                    For the Quarter Ended September 30, 1996

Item 1.  Financial Statements

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                 September 30, December 31, September 30,
(Amounts in thousands)                1996         1995          1995
                                  ------------ -----------  -------------
ASSETS
Cash and due from banks              $ 16,630     $ 17,888      $ 15,759
Short-term investments                    183          939           294
                                     --------    ---------      --------
  Cash and cash equivalents            18,813       18,827        16,053
Mortgages held for sale                 3,913        2,373         3,764
Securities available for sale         182,224      196,029       174,144
Investment securities                                             19,191
Loans:
  Loans, net of unearned income       318,487      298,025       290,247
  Allowance for loan losses           (3,937)      (3,661)       (3,708)
                                    ---------    ---------     ---------
  Net loans                           314,550      294,364       286,539
Bank premises and equipment             9,682        9,111         8,794
Accrued interest receivable             3,210        3,264         3,301
Other assets                           10,344        8,114         9,813
                                    ---------    ---------     ---------
Total assets                         $540,736     $532,082      $521,599
                                    =========    =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Non-interest bearing             $ 60,896     $ 57,775      $ 52,099
    Interest bearing                  377,889      360,154       361,090
                                    ---------    ---------     ---------
    Total deposits                    438,785      417,929       413,189
  Short-term borrowings                38,094       47,476        43,054
  Long-term debt                        4,000        9,000         9,000
  Accrued interest payable              2,344        2,494         2,393
  Other liabilities                     5,569        3,509         5,145
                                    ---------    ---------     ---------
  Total liabilities                   488,792      480,408       472,781
Stockholders' Equity:
  Common stock, par value $2.50 per share;
    authorized - 20,000,000 shares;
    issued - 6,077,299, 6,062,991,
    and 6,062,991 of which 35,598 and
    579 shares are held as treasury
    stock, respectively                15,193       15,157        15,157
  Surplus                              11,153       10,905        10,905
  Unrealized gains (losses) on
    securities available for sale,
    net of deferred taxes             (1,712)          769       (1,144)
  Retained earnings                    27,996       24,854        23,900
                                    ---------    ---------     ---------
                                       52,630       51,685        48,818
  Less treasury stock, at cost          (686)         (11)
                                    ---------    ---------     ---------
  Total stockholders' equity           51,944       51,674        48,818
                                    ---------    ---------     ---------
  Total liabilities and
    stockholders' equity             $540,736     $532,082      $521,599
                                    =========    =========     =========

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                 Three Months Ended      Nine Months Ended
(Amounts in thousands)             September 30,           September 30,
                                --------------------   ---------------------
                                  1996        1995         1996        1995
                                 ------      ------       ------      ------
Interest income:
 Interest and fees on loans       $7,247     $6,668      $21,299    $18,883
 Securities:
    Taxable                        2,326      2,576        7,101      8,249
    Tax-exempt                       561        505        1,813      1,207
 Mortgages held for sale              33         74          182        172
 Other                                11          2           29         20
                                 -------    -------      -------    -------
 Total interest income            10,178      9,825       30,424     28,531
Interest expense:
 Deposits                          4,008      4,238       11,683     11,725
 Short-term borrowings               538        644        2,192      2,400
 Long-term debt                       87        144          357        481
                                 -------    -------      -------    -------
 Total interest expense            4,633      5,026       14,232     14,606
                                 -------    -------      -------    -------
 Net interest income               5,545      4,799       16,192     13,925
Provision for loan losses            151        110          449        289
                                 -------    -------      -------    -------
                                   5,394      4,689       15,743     13,636
Other income:
 Service charges on deposit
   accounts                          295        241          817        731
 Other service charges and fees       16         12           82         33
 Fiduciary activities                172        143          520        436
 Security gains, net                 270        159          771        432
 Mortgage banking                    255        166          329        436
 Other                               117        101          282        217
                                 -------    -------      -------    -------
 Total other income                1,125        822        2,801      2,285
                                 -------    -------      -------    -------
 Net interest and other income     6,519      5,511       18,544     15,921
                                 -------    -------      -------    -------
Other expenses:
 Salaries and benefits             2,478      1,861        6,831      5,484
 Occupancy, net                      354        261          969        734
 Equipment depreciation and service  337        310          935        783
 Other                             1,093        946        3,136      3,040
                                 -------    -------      -------    -------
 Total other expense               4,262      3,378       11,871     10,041
                                 -------    -------      -------    -------
 Income before income taxes        2,257      2,133        6,673      5,880
Income taxes                         483        479        1,533      1,318
                                 -------    -------      -------    -------
 Net income                       $1,774     $1,654       $5,140     $4,562
                                 =======    =======      =======    =======
Earnings per share               $  .29      $  .27       $  .85     $  .75
                                 =======    =======      =======    =======

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                 Nine Months Ended
                                                   September 30,
(Amounts in thousands)                        -----------------------
                                                 1996           1995
                                              ---------      ---------
Cash from operations                           $  5,102         $ 2,595
Investing activities:
  Proceeds from sales of securities              57,756          51,802
  Purchases of securities                      (54,158)        (40,257)
  Maturities and paydowns of securities           7,136          10,778
  Net increase in loans                        (20,635)        (50,382)
  Purchases of premises and equipment           (1,299)         (2,650)
                                               --------        --------
     Net cash used in investing activities     (11,200)        (30,709)
Financing activities:
  Net increase in demand, NOW, money market
    and savings deposits                          3,121           4,967
  Net increase in time deposits                  17,735          65,788
  (Decrease) in short-term borrowings           (9,382)        (39,023)
  (Decrease) in long-term debt                  (5,000)         (1,500)
  Issuance of stock                                 606           1,272
  Acquisition of treasury stock                   (998)
  Cash dividends                                (1,998)         (1,813)
                                               --------        --------
     Net cash provided by financing activities    4,084          29,691
                                               --------        --------
     Increase (decrease) in cash and
       cash equivalents                         (2,014)           1,577
     Cash and cash equivalents,
       beginning of year                         18,827          14,476
                                               --------        --------
     Cash and cash equivalents, end of period   $16,813         $16,053
                                               ========        ========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 1996

NOTE 1. ACCOUNTING POLICIES

  The accompanying consolidated financial statements include the accounts of PennRock Financial Services Corp. and its banking subsidiary, Blue Ball National Bank. All material intercompany balances and transactions have been eliminated in consolidation.

  The information contained in the financial statements is unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of interim periods have been made. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

  The accounting policies of PennRock Financial Services Corp. and Subsidiary, as applied in the consolidated interim financial statements presented, are substantially the same as those followed on an annual basis as presented in the 1995 Annual Report to shareholders except that, as of January 1, 1996, PennRock adopted the Financial Accounting Standards Board's Statement No. 122, "Accounting for Mortgage Servicing Rights, an Amendment of FASB Statement No. 65" as discussed in PennRock's Form 10-Q for the quarter ended June 30, 1996, and as discussed in Note 3 of this Form 10-Q. For further information on PennRock's accounting policies, refer to the consolidated financial statements and footnotes thereto included in PennRock's annual report on Form 10-K for the year ended December 31, 1995.

NOTE 2. COMMITMENTS AND CONTINGENT LIABILITIES

  The financial statements do not reflect various commitments and contingent liabilities, such as commitments to extend credit, letters of credit, guarantees, and liability for assets held in Trust, which arise in the normal course of business. Commitments under outstanding letters of credit amounted to $8.6 million at September 30, 1996. Management does not anticipate any significant loss as a result of these transactions.

NOTE 3. NEW ACCOUNTING STANDARDS

  In October, 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). This statement required a fair value-based method of accounting for stock-based compensation plans. Under SFAS 123, entities are permitted to expense the estimated fair value of employee stock options or to continue to measure compensation cost for these plans using the intrinsic value accounting method as discussed in APB Opinion No. 25. PennRock will continue to use the intrinsic value method of accounting for stock-based compensation and will provide pro forma disclosures of the fair valued-based method in its 1996 annual report.

  In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings.

  Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and ceases recognition of financial assets it no longer controls and liabilities that have been extinguished. The financial-components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with a pledge of collateral.

  SFAS 125 extends the "available for sale" or "trading" approach in SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," to non-security financial assets that can contractually be prepaid or otherwise settled in such a way that the holder of the asset would not recover substantially all of its recorded investment. Thus, non-security financial assets (no matter how acquired) that are subject to prepayment risk that could prevent recovery of substantially all of the recorded amount are to be reported at fair value with the change in fair value accounted for depending on the asset's classification as "available-for-sale" or "trading." SFAS 125 also amends SFAS 115 to prevent a security from being classified as "held-to-maturity" of the security can be prepaid or otherwise settled in such a way that the holder of the security would not recover all of its recorded investment.

  SFAS 125 requires that a liability cease to be recognized if and only if either (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability either judicially or by the creditor.

  SFAS 125 is effective for transfers of financial assets and extinguishments of liabilities occurring after December 31, 1996 except that the rules governing secured borrowing and collateral as well as transfer of financial assets for repurchase agreements, dollar rolls and securities lending are delayed until years beginning after December 31, 1997. Earlier or retroactive application is not permitted. Also, the extension of the SFAS 115 approach to certain non-security financial assets and the amendment to SFAS 115 is effective for financial assets held on or acquired after January 1, 1997. Currently, management has not determined the impact on PennRock's financial statements or the results of operations upon adoption of the provision of SFAS 125.

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

  Total assets of PennRock increased $8.7 million or 1.6% since the end of 1995 and by $19.1 million or 3.7% over September 30, 1995. The increases in assets were primarily reflected in increases in loans outstanding as loans increased $20.5 million or 6.9% for the year-to-date and by $28.0 million or 9.8% since last year. Total securities (measured on an amortized cost basis) decreased $10.0 million or 5.2% since year-end and by $10.3 million or 5.3% from September 30 last year.

  Net income for the current quarter was $1.8 million or $.29 per share compared with $1.7 million or $.27 per share for the third quarter of 1995, an increase of $120,000 or 7.3%. Net interest income increased $746,000 from the third quarter of 1995 due to volume increases and wider spreads, while other income excluding security gains increased $192,000 and other expenses increased $884,000.

  Dividends declared for the quarter totaled $665,000 or $.11 per share. This represented 37.5% of net income. Dividends declared during the third quarter of last year were $606,000 or $.10 per share.

  Net income for the first nine months of 1996 was $5.1 million or $.85 per share compared with $4.6 million or $.75 per share for the first nine months of 1995, an increase of $578,000 or 12.7%. Net interest income increased $2.3 million from the first nine months of 1995 while other income excluding security gains increased $177,000 and other expenses increased $1.8 million.

  Dividends declared for the first nine months of 1996 totaled $2.0 million or $.33 per share compared with $1.8 million or $.30 per share paid for the same period in 1995. This represented 39.0% of net income in 1996.

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

  Table 1 presents net interest income on a fully taxable equivalent basis for the third quarter and first nine months of 1996 and 1995. For the third quarter of 1996, net interest income on a fully taxable equivalent basis totaled $5.7 million, an increase of $691,000 or 13.8% from $5.0 million earned for the same period of 1995. For the first nine months of 1996, net interest income on a fully taxable equivalent basis totaled $16.9 million, an increase of $2.4 million or 16.9% from $14.5 million earned for the first nine months of 1995.


TABLE 1 - NET INTEREST INCOME

                                 Three Months Ended      Nine Months Ended
(Amounts in thousands)             September 30,           September 30,
                                --------------------    --------------------
                                  1996        1995         1996        1995
                                -------     -------      -------     -------
Total interest income           $10,178      $9,825      $30,424    $28,531
Total interest expense            4,633       5,026       14,232     14,606
                                -------     -------     --------   --------
Net interest income               5,545       4,799       16,192     13,925
Tax equivalent adjustment           170         225          751        570
                                -------     -------     --------   --------
Net interest income
  (fully taxable equivalent)    $ 5,715      $5,024      $16,943    $14,495
                                =======     =======     ========   ========

  Table 2 presents the average balances, taxable equivalent interest income and expense and rates for PennRock's assets and liabilities for the three and nine months ended September 30, 1996 and 1995. Both the interest rate spread and net interest margin are higher in 1996 than in 1995 because rates on interest earning assets increased while the average cost of funds declined. For the third quarter of 1996 compared with the third quarter of 1995, earning asset yields were only 1 basis point higher while rates on paying liabilities decreased 46 basis points for the same period. For the first nine months of 1996, earning asset yields were also 1 basis point higher while rates on paying liabilities declined 32 basis points from the first nine months of 1995. As a result, PennRock's interest rate spread and net interest margins increased 33 basis points and 37 basis points respectively during the first nine months of 1996 over the first nine months of 1995.

TABLE 2 - AVERAGE BALANCES, RATES, AND INTEREST INCOME AND EXPENSE

                                            Three Months Ended September 30,
(Amounts in thousands)            ----------------------------------------------------
                                             1996                       1995
                                   -----------------------    ---------------------
                                  Average             Yield/ Average            Yield/
                                  Balance    Interest  Rate  Balance   Interest  Rate
                                  --------   --------------- --------  -------- ------
ASSETS
Interest earning assets
 Money market investments           $   831   $   10   4.77%    $  453   $   8   7.01%
 Mortgages held for sale                826       17   8.17%     3,095      61   7.82%
 Securities available for sale      186,259    3,092   6.59%   186,368   2,932   6.24%
 Investment securities                                          16,045     360   8.90%
 Loans:
   Mortgage                         176,585    3,982   8.95%   158,218   3,616   9.07%
   Commercial                        85,259    1,965   9.14%    75,294   1,858   9.79%
   Consumer                          54,200    1,281   9.38%    50,529   1,214   9.53%
                                   --------   ------          --------  ------
   Total loans                      316,044    7,228   9.07%   284,041  6,6889   9.34%
                                   --------   ------          --------  ------
 Total earning assets               503,960   10,348   8.15%   490,002  10,049   8.14%
Other assets                         37,255   ------            30,791  ------
                                   --------                   --------
                                   $541,215                   $520,793
                                   ========                   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
 Demand                            $ 72,248      441   2.42%  $ 65,888     497   2.99%
 Savings                             61,370      341   2.20%    62,624     401   2.54%
 Time                               241,055    3,226   5.31%   233,944   3,340   5.66%
                                   --------   ------          --------  ------
 Total interest bearing deposits    374,673    4,008   4.24%   362,456   4,238   4.64%
Short-term borrowings                41,932      538   5.09%    43,052     643   5.93%
Long-term debt                        5,902       87   5.85%     9,000     144   6.35%
                                   --------   ------          --------  ------
                                    422,507    4,633   4.35%   414,508   5,025   4.81%
Non-interest bearing deposits        59,455   ------            52,336  ------
Other liabilities                     8,640                      7,556
Stockholders' equity                 50,613                     46,393
                                   --------                    -------
Total liabilities and stockholders'
 equity                            $541,215                   $520,793
                                   ========                   ========
Net interest income                           $5,715                    $5,024
                                              ======                    ======
Interest rate spread                                   3.80%                     3.33%
                                                       ======                   ======
Net interest margin                                    4.50%                     4.07%
                                                       ======                   ======
                                            Nine Months Ended September 30,
(Amounts in thousands)            ----------------------------------------------------
                                             1996                       1995
                                   -----------------------    ---------------------
                                  Average             Yield/ Average            Yield/
                                  Balance    Interest  Rate  Balance   Interest  Rate
                                  --------   --------------- --------  -------- ------
ASSETS
Interest earning assets
 Money market investments          $    684   $   29   5.65%   $   869  $   38   5.85%
 Mortgages held for sale              2,502      181   9.64%     2,420     139   7.68%
 Securities available for sale      196,280    9,641   6.54%   186,761   8,839   6.33%
 Investment securities                                          16,717   1,111   8.89%
 Loans:
   Mortgage                         171,174   11,613   9.04%   149,346  10,157   9.09%
   Commercial                        87,002    6,042   9.25%    73,582   5,427   9.86%
   Consumer                          52,198    3,668   9.36%    47,721   3,357   9.41%
                                   --------   ------          --------  ------
   Total loans                      310,374   21,323   9.15%   270,649  18,941   9.36%
                                   --------   ------          --------  ------
 Total earning assets               509,840   31,174   8.15%   477,416  29,068   8.14%
Other assets                         33,860   ------            31,322  ------
                                   --------                   --------
                                   $543,700                   $508,738
                                   ========                   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
 Demand                            $ 71,040    1,327   2.49%  $ 63,633   1,391   2.92%
 Savings                             61,053    1,008   2.20%    63,501   1,277   2.69%
 Time                               233,085    9,347   5.34%   220,194   9,057   5.50%
                                   --------   ------          --------  ------
 Total interest bearing deposits    365,178   11,682   4.26%   347,328  11,725   4.51%
Short-term borrowings                53,934    2,192   5.41%    52,254   2,400   6.14%
Long-term debt                        7,960      357   5.97%     9,319     448   6.43%
                                   --------   ------          --------  ------
                                    427,072   14,231   4.44%   408,901  14,573   4.76%
Non-interest bearing deposits        57,238   ------            50,880  ------
Other liabilities                     7,683                      6,586
Stockholders' equity                 51,707                     42,371
                                   --------                    -------
Total liabilities and stockholders'
 equity                            $543,700                   $508,738
                                   ========                   ========
Net interest income                          $16,973                   $14,495
                                              ======                    ======
Interest rate spread                                   3.71%                     3.38%
                                                       ======                   ======
Net interest margin                                    4.43%                     4.06%
                                                       ======                   ======

PROVISION AND ALLOWANCE FOR LOAN LOSSES

  The provision for loan losses charged to earnings was $151,000 for the third quarter of 1996 compared with $110,000 for the third quarter of last year. The provision for the first nine months of 1996 was $449,000 compared with $289,000 for 1995. The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. The adequacy of the allowance will continue to be examined in light of past loan loss experience, current economic conditions, volume of non-performing and delinquent loans and other relevant factors. The allowance is established at a level considered by management to be adequate to absorb potential future losses contained in the portfolio and is monitored on a continuous basis with independent formal reviews conducted semiannually. The allowance is increased by provisions charged to expense and decreased by net charge-offs. Table 3 reflects an analysis of the allowance for loan losses for the third quarter and first nine months of 1996 and 1995.

TABLE 3 - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                           Three Months Ended     Nine Months Ended
(Amounts in thousands)                       September 30,          September 30,
                                          -------------------     ------------------
                                            1996        1995       1996        1995
                                          --------    --------   --------   --------
Balance, beginning of period               $3,806      $3,602     $3,661      $3,482
Provision charged to operating expense        151         110        449         289
Total loans charged off                      (56)        (11)      (244)       (104)
Total recoveries                               36           7         71          41
                                          -------     -------    -------     -------
Net charge-offs                              (20)         (4)      (173)        (63)
                                          -------     -------    -------     -------
Balance, end of period                     $3,937      $3,708     $3,937      $3,708
                                          =======     =======    =======     =======
Total loans:
  Average                                $316,044    $284,041   $310,374    $270,649
  Period-end                              318,487     290,247    318,487     290,247

Ratios:
  Net charge-offs to
    average loans (annualized)                .03%        .00%       .07%        .09%
  Allowance for loan losses to
    period-end loans                         1.24%       1.28%      1.24%       1.28%


NON-PERFORMING ASSETS

  Table 4 reflects PennRock's non-performing assets at September 30, 1996, December 31, 1995 and September 30, 1995. PennRock's policy is to discontinue the accrual of interest on loans for which the principal or interest is past due 90 days or more unless the loan is well secured and corrective action has begun or the loan is in the process of collection.
  When a loan is placed on non-accrual status, any unpaid interest is charged against income. Other real estate owned represents property acquired through foreclosure.

TABLE 4 - NON-PERFORMING ASSETS

                                    September 30,  December 31, September 30,
(Amounts in thousands)                   1996          1995          1995
                                      ----------    ---------    -----------
Non-accrual loans                         $  749        $  862        $  870
Other real estate owned                      320           276           279
                                       ---------     ---------     ---------
Total non-performing assets              $1,069$        $1,138        $1,149
                                       =========     =========     =========
Ratios:
  Non-accrual loans to total loans          0.24%         0.29%         0.30%
  Non-accrual loans to total loans and
    other real estate owned                 0.23%         0.29%         0.30%
  Allowance for loan losses to
    non-accrual loans                     525.63%       424.71%       426.21%
Loans accruing but 90 days past due
  as to principal or interest               $321          $375          $244



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

  Total deposits increased $20.9 million or 5.0% since year end and $25.6 million or 6.2% from last year. Total borrowings decreased $14.4 million or 25.5% since year end and by $10.0 million or 19.1% from last year. Table 5 reflects the changes in the major classifications of deposits and borrowings by comparing the balances at the end of the third quarter of 1996 with year-end and the third quarter of 1995.


TABLE 5 - DEPOSITS AND BORROWINGS BY MAJOR CLASSIFICATION
(Amounts in thousands)

                                 September 30, December 31, September 30,
                                      1996         1995          1995
                                 ------------- ------------ -------------
Non-interest bearing                 $ 60,896     $ 57,775      $ 52,099
NOW accounts                           37,567       39,942        35,746
Money market deposit accounts          33,465       31,227        31,611
Savings accounts                       60,334       60,852        61,351
Time deposits under $100,000          220,506      208,022       212,353
                                    ---------    ---------     ---------
Total core deposits                   412,768      397,818       393,160
Time deposits of $100,000 or more      26,017       20,111        20,029
                                    ---------    ---------     ---------
Total deposits                        438,785      417,929       413,189
Short-term borrowings                  38,094       47,476        43,054
Long-term debt                          4,000        9,000         9,000
                                    ---------    ---------     ---------
Total deposits and borrowings        $480,879     $474,405      $465,243
                                    =========    =========     =========


CAPITAL RESOURCES:

  Total stockholders' equity increased $3.1 million or 6.4% from September 30, 1995 and $270,000 or .5% since year-end 1995. Stockholders' equity is impacted by changes in the unrealized market gains and losses of the securities available for sale portfolio, net of deferred taxes. At September 30, 1996 and 1995, this portfolio had net unrealized losses and on December 31, 1995, the portfolio had a net unrealized profit.

  On June 27, 1995, the Company announced that the Board of Directors had authorized the purchase of up to 200,000 shares of its outstanding common stock. The shares are to be used for general corporate purposes including employee benefit and executive compensation plans or for the dividend reinvestment plan. On June 11, 1996, the Board of Directors extended this program for an additional 12 months. Since the program was adopted PennRock has repurchased 97,474 shares of which 35,598 shares were held as treasury shares as of September 30, 1996.

  Table 6 shows PennRock's capital resources at September 30, 1996 and at December 31 and September 30, 1995. PennRock and its subsidiary bank exceed all minimum capital guidelines.


TABLE 6 - CAPITAL RESOURCES

                                 September 30, December 31, September 30,
                                      1996         1995          1995
                                 ------------- ------------ -------------
  Leverage ratio:
   Total capital to total assets       10.48%        10.40%       10.07%
   Tier 1 capital to total assets       9.76%         9.39%        9.36%
  Risk-based capital ratios:
   Tier 1 capital to risk weighted
     assets                            14.80%        15.82%       15.73%
   Total capital to risk weighted
     assets                            15.91%        16.97%       16.92%


                           PART II.  OTHER INFORMATION
                           ---------------------------
                    For the Quarter ended September 30, 1996

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

      27. Financial Data Schedule regarding unaudited interim financial information of PennRock for the quarter ended September 30, 1996.

  (b) Reports on Form 8-K

      There were no reports on Form 8-K filed for the three months ended September 30, 1996.

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


Date: November 14, 1996       By:  /s/Melvin Pankuch
-----------------------       -----------------------------------------------
                                   Melvin Pankuch
                                   Executive Vice President and
                                   Chief Executive Officer

Date: November 14, 1996       By:  /s/George B. Crisp
------------------------      -----------------------------------------------
                                   George B. Crisp
                                   Vice President and Treasurer
                                   (Principal Financial and Accounting Officer)