Form 10-K405
period 1996-12-31
PENNROCK FINANCIAL SERVICES CORP
filed 1997-03-19
CIK 790988

                         SECURITIES AND EXCHANGE COMMISSION

                                      FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended                       Commission file number 0-15040
  December 31, 1996

                          PENNROCK FINANCIAL SERVICES CORP.
   ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              PENNSYLVANIA                                  23-2400021
   ---------------------------------           -------------------------------
    (State or other jurisdiction               (I.R.S. Employer Identification
   of incorporation or organization)                         Number)

      1060 Main Street, Blue Ball,
             Pennsylvania                                    17506
    ---------------------------------            -------------------------------
    (Address of principal executive                        (Zip code)
              offices)

  Registrant's telephone number, including area code  (717) 354-4541
                                                      --------------

  Securities registered pursuant to Section 12(b) of the Act:   None
                                                                ----
  Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, Par Value $2.50 per share
    --------------------------------------------------------------------------
                                  (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

  The aggregate market value of Common Stock held by non-affiliates of the Registrant at February 27, 1997 was approximately $97,353,381.

  As of February 27, 1997, there were 6,050,953 shares of Common Stock, Par Value $2.50 Per Share, outstanding.

                        DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement for the Annual Stockholders Meeting to be held April 22, 1997 are incorporated by reference into Part III of this report.

                          PENNROCK FINANCIAL SERVICES CORP
                                 TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
  PART I
    Item 1.  Business.........................................................3
    Item 2.  Properties.......................................................8
    Item 3.  Legal Proceedings................................................8
    Item 4.  Submission of Matters to a Vote of Security Holders..............8
    Item 4A. Executive Officers of the Registrant.............................8
  PART II
    Item 5.  Market for Registrant's Common Equity and Related Stockholder
             Matters.........................................................10
    Item 6.  Selected Financial Data.........................................11
    Item 7.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations...........................................12
    Item 8.  Financial Statements and Supplementary Data.....................33
    Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.......................................62
  PART III
    Item 10. Directors and Executive Officers of the Registrant..............63
    Item 11. Executive Compensation..........................................63
    Item 12. Security Ownership of Certain Beneficial Owners and Management..63
    Item 13. Certain Relationships and Related Transactions..................63
  PART IV
    Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.64
  SIGNATURES

                                       PART II
                                       -------
Item 1.  BUSINESS

PennRock Financial Services Corp. (the Company) is a Pennsylvania business corporation which was organized on March 5, 1986 and became a bank holding company when it acquired all of the issued and outstanding common stock of Blue Ball National Bank (sometimes hereinafter referred to as "the Bank") on
August 1, 1986.

PennRock Financial Services Corp. was organized as a financial holding company which operates through its subsidiary to deliver financial and related services to its customers. The Company's primary function is to direct the policies and coordinate the financial resources of its bank subsidiary as well as provide various advisory services. Dividends paid to stockholders are obtained by the Company from dividends paid to it by its subsidiary and its dividend reinvestment plan.

The Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and is subject to regulation by the Federal Reserve Board and by the Pennsylvania Department of Banking.

Blue Ball National Bank
-----------------------

Blue Ball National Bank, organized in 1906, provides a full range of general commercial and retail banking services to its customers, including several types of checking and savings accounts, certificates of deposit, and commercial, consumer and mortgage loans through 14 full service branches in Lancaster, Berks and Chester Counties in southeastern and south-central Pennsylvania. Additionally, the Bank also provides personal and corporate trust and agency services to individuals, corporations and others, including trust investment accounts, investment advisory services, mutual funds, estate planning, and management of pension and profit sharing plans.

Commercial lending services provided by the Bank include short and medium term loans, revolving credit loans, letters and lines of credit, real estate construction loans and agricultural loans. Consumer lending services include various types of secured and unsecured loans including installment loans, home equity loans and overdraft protection lines of credit. Residential mortgage loans in a wide variety of types are offered by the Bank and by Atlantic Regional Mortgage Corporation, a Pennsylvania mortgage banking company which was formed as a wholly owned subsidiary of the Bank on February 29, 1996. The Bank sells most of the conforming fixed-rate residential mortgage loans it originates to either FNMA or FHLMC in the secondary market but retains the servicing.

The Bank's business is not considered seasonal.

Atlantic Regional Mortgage Corporation
--------------------------------------

Atlantic Regional Mortgage Corporation ("ARMCO") is a full service mortgage banking company which originates and sells a large variety of variable and fixed-rate residential first mortgage loans in Pennsylvania, Maryland, Delaware, Washington D.C. and Virginia. These loans are underwritten to private investor standards and are sold to these investors in the secondary market, servicing released. ARMCO does not normally service any of the loans it originates.

Employees
---------

The approximate number of persons employed by the Company's subsidiaries is
305.  PennRock has no employees.

Competition
-----------

The banking industry in the Company's service area continues to be extremely competitive, both among commercial banks and with other financial service providers such as consumer finance companies, thrifts, investment companies, mutual funds and credit unions. The increased competition has resulted from a changing legal and regulatory climate as well as changes in the economy. Mortgage banking firms, real estate investment trusts, insurance companies, brokerage companies, financial affiliates of commercial companies, and government agencies also provide additional competition for loans and other financial services.

The Company is not dependent upon a single customer or a small number of customers, the loss of which would have a materially adverse effect upon the Company or its subsidiaries.

Supervision and Regulation
--------------------------
General

The Company is registered as a bank holding company and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Act of 1956, as amended (the "BHCA"). As a bank holding company, the Company's activities and those of its bank subsidiary are limited to the business of banking and activities closely related or incidental to banking. Bank holding companies are required to file periodic reports with and are subject to examination by the Federal Reserve Board. The Federal Reserve Board has issued regulations under the BHCA that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve Board, pursuant to such regulations, may require the Company to stand ready to use its resources to provide adequate capital funds to its bank subsidiary during periods of financial stress or adversity.

The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock, or substantially all of the assets of, any bank, or from merging or consolidating with another bank holding company, without prior approval of the Federal Reserve Board. Additionally, the BHCA prohibits the Company from engaging in or from acquiring ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a non-banking business, unless such business is determined by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto.

As a Pennsylvania bank holding company for purposes of the Pennsylvania Banking Code, the Company is also subject to regulation and examination by the Pennsylvania Department of Banking.

The Bank is a national bank and a member of the Federal Reserve System and its deposits are insured (up to applicable limits) by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is subject to regulation and examination by the Office of the Comptroller of the Currency (the "OCC"), and to a much lesser extent, the Federal Reserve Board and the FDIC. The Bank is also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

Capital Adequacy Guidelines

Bank holding companies are required to comply with the Federal Reserve Board's risk-based capital guidelines. The required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be "Tier 1 capital," consisting principally of common shareholders' equity, less certain intangible assets. The remainder ("Tier 2 capital") may consist of certain preferred stock, a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, and a limited amount of the general loan loss allowance. The risk-based capital guidelines are required to take adequate account of interest rate risk, concentration of credit risk, and risks of nontraditional activities.

In addition to the risk-based capital guidelines, the Federal Reserve Board requires a bank holding company to maintain a leverage ratio of a minimum level of Tier 1 capital (as determined under the risk-based capital guidelines) equal to 3% of average total consolidated assets for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a ratio of at least 1% to 2% above the stated minimum. The Bank is subject to almost identical capital requirements adopted by the OCC.

Prompt Corrective Action Rules

The Federal banking agencies have regulations defining the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The applicable Federal bank regulator for a depository institution could, under certain circumstances, reclassify a "well-capitalized" institution as "adequately capitalized" or require an "adequately capitalized" or "undercapitalized" institution to comply with supervisory actions as if it were in the next lower category. Such a reclassification could be made if the regulatory agency determines that the institution is in an unsafe or unsound condition (which could include unsatisfactory examination ratings). The Company and the Bank each satisfy the criteria to be classified as "well capitalized" within the meaning of applicable regulations.

Regulatory Restrictions on Dividends

The Bank may not, under the National Bank Act, declare a dividend without approval of the Comptroller of the Currency, unless the dividend to be declared by the Bank's Board of Directors does not exceed the total of: (i) the Bank's net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.
In addition, the Bank can only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed its bad debts. The Federal Reserve Board, the OCC and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions. The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends.

Under these policies and subject to the restrictions applicable to the Bank, the Bank could declare, during 1997, without prior regulatory approval, aggregate dividends of approximately $11.2 million, plus net profits earned to the date of such dividend declaration.

FDIC Insurance Assessments

The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measures. Under the risk-related premium schedule, the FDIC assigns, on a semiannual basis, each depository institution to one of three capital groups (well-capitalized, adequately capitalized or undercapitalized) and further assigns such institution to one of three subgroups within a capital group. The institution's subgroup assignment is based upon the FDIC's judgment of the institution's strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to measuring the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10% or greater, a Tier 1 capital to risk-based assets ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater, are assigned to the well-capitalized group. As of December 31, 1996, the Bank was well capitalized for purposes of calculating insurance assessments.

The Bank Insurance Fund ("BIF") is presently fully funded at more than the minimum amount required by law. Accordingly, the 1997 BIF assessment rates range from zero for those institutions with the least risk, to $0.27 for every $100 of insured deposits for institutions deemed to have the highest risk. The Bank is in the category of institutions that presently pay nothing for deposit insurance. The FDIC adjusts the rates every six months.

While the Bank presently pays no premiums for deposit insurance, it is subject to assessments to pay the interest on Financing Corporation ("FICO") bonds. FICO was created by Congress to issue bonds to finance the resolution of failed thrift institutions. Prior to 1997, only thrift institutions were subject to assessments to raise funds to pay the FICO bonds. On September 30, 1996, as part of the omnibus budget act, Congress enacted the Deposit Insurance Funds Act of 1996, which recapitalized the Savings Association Insurance Fund ("SAIF") and provided that commercial banks would be subject to 1/5 of the assessment to which thrifts are subject for FICO bond payments through 1999. Beginning in 2000, commercial banks and thrifts will be subject to the same assessment for FICO bonds. The FICO assessment for the Bank (and all commercial banks) for the first six months of 1997 is $.0065 for each $100 of deposits.

New Legislation

The Deposit Insurance Funds Act of 1996 was a part of the larger Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("EGRPRA"). EGRPRA is a lengthy Act that amends many different bank regulatory and consumer protection statutes. While EGRPRA does not contain any major changes to banking law (except for the FDIC and FICO assessments discussed above), it does contain a number of smaller provisions that are beneficial to the banking industry. In particular, certain routine regulatory application requirements and procedures have been reduced or eliminated, making it easier and less expensive for banks to comply with regulatory requirements. While the changes effected by EGRPRA are welcome, the direct effect on the Company and the Bank are expected to be minimal.

Proposed legislation is introduced in almost every legislative session that would dramatically affect the regulation of the banking industry. Whether or not such legislation will ever be enacted and what effect it may have on the Company and the Bank cannot be estimated at this time.

Interstate Banking

Prior to the passage of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), the BHCA prohibited a bank holding company located in one state from acquiring a bank located in another state, unless such an acquisition by an out-of-state bank holding company was specifically authorized by the law of the state where the bank to be acquired was located. Similarly, interstate branching by a single bank was generally prohibited by the McFadden Act. The Interstate Banking Act permits an adequately capitalized and adequately managed bank holding company to acquire a bank in another state whether or not the law of that other state permits the acquisition, subject to certain deposit concentration caps and approval by the Federal Reserve Board. In addition, beginning on June 1, 1997, under the Interstate Banking Act, a bank can engage in interstate expansion by merging with a bank in another state, unless the other state affirmatively opts out of the legislation before that date. A state may also opt into the legislation earlier than June 1, 1997 if it wishes to do so. The Interstate Banking Act also permits de novo interstate branching as of June 1, 1997, but only if a state affirmatively opts in by adopting appropriate legislation. Pennsylvania, Delaware, Maryland, and New Jersey, as well as other states, adopted "opt in" legislation which allows such transactions prior to the June 1, 1997 federal effective date.

Foreign Operations
------------------

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

Blue Ball National Bank
-----------------------

The principal executive office and main banking office is located in Blue Ball, Pennsylvania. This and the other 12 branch offices are owned by Blue Ball National Bank free and clear of any indebtedness. One branch was under construction at year-end December 31, 1996, although a temporary branch had been opened at the site. The land on which two of the branch offices are located is leased.

Atlantic Regional Mortgage Corporation
--------------------------------------

The main office for ARMCO is located in Baltimore, Maryland. This and three other offices in Maryland, Pennsylvania and Virginia are leased.

Item 3.  LEGAL PROCEEDINGS

Various legal actions or proceedings are pending involving the Company or its subsidiaries. Management believes that the aggregate liability or loss, if any, will not be material.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of 1996 to a vote of security holders, through the solicitation of proxies or otherwise.

Item 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of all of the executive officers of the Company as of February 28, 1997, are listed below, along with the positions with the Company and the Bank held by each of them during the past five years. Officers are elected annually by the Board of Directors.



                                     POSITION AND BUSINESS EXPERIENCE
         NAME       AGE                    DURING PAST 5 YEARS

   --------------- ---- ---------------------------------------------------------

   Norman Hahn      60   PennRock Financial Services Corp.:
                         Chairman of the Board (January 1991 to date)
                         Blue Ball National Bank:
                         Chairman of the Board (January 1991 to date)

                         Vice-Chairman of the Board (April 1988 to
                         January 1991)

  Glenn H. Weaver   62   PennRock Financial Services Corp.:
                         President (April 1989 to date)

  Robert K. Weaver  48   PennRock Financial Services Corp.:
                         Secretary (March 1986 to date)

                         Blue Ball National Bank:
                         Secretary (1977 to date)

  Melvin Pankuch    57   PennRock Financial Services Corp.:
                         Executive Vice President and Chief Executive
                         Officer (April 1989 to date)

                         Blue Ball National Bank:
                         President and Chief Executive Officer (April 1988 to date)

  George B. Crisp   49   PennRock Financial Services Corp.:
                         Vice President and Treasurer (April 1989 to date)

                         Blue Ball National Bank:
                         Senior Vice President - Operations (July 1993 to date)

  Joseph C. Spada   46   Blue Ball National Bank:
                         Senior Vice President - Banking Sales/Service
                         (July 1993 to date)

  Michael H. Peuler 46   Blue Ball National Bank:
                         Senior Vice President - Trust Sales/Service
                         (June 1993 to date)

                                     PART II
                                     -------

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The price of the Company's common stock ranged from $15 3/4 to $21 1/4 in 1996 and from $16 to $25 1/4 in 1995. The book value per share was $8.90 at December 31, 1996 and $8.52 at December 31, 1995. The prices listed below represent the high, low and quarter ending prices for stock trades reported during the quarter.


                                     Quarter Per Share
                     High     Low      End   Dividend
                    ------- -------  ------- --------
1995
First quarter        25 1/4  22 1/4  23 5/8    .10
Second quarter       24      19 3/4  20 3/4    .10
Third quarter        20 3/4  18 1/2  18 1/2    .10
Fourth quarter       19 1/2  16      16 5/8    .11

1996
First quarter        21      16 1/8  20 5/8    .11
Second quarter       21 1/4  19      19 7/8    .11
Third quarter        20      17 1/2  19 1/4    .11
Fourth quarter       18 1/4  15 3/4  16 1/8    .12

Item 6.  SELECTED FINANCIAL DATA

In thousands, except per share data

                                     1996        1995        1994        1993        1992
                                   --------    --------    --------    --------    --------
FOR THE YEAR
Interest income                     $40,668     $38,404     $30,091     $30,738     $31,384
Interest expense                     18,902      19,393      12,482      14,474      14,474
Net interest income                  21,766      19,011      17,310      18,256      16,910
Provision for loan losses               600         360         352         958       1,195
Non-interest income                   4,221       3,199       3,388       2,791       2,676
Non-interest expense                 16,380      13,520      12,242      11,809      10,887
Net income                            6,807       6,182       5,840       6,380       5,570
Per share:
  Net income                           1.12        1.02         .98        1.08         .95
  Cash dividends                        .45         .41         .38         .35         .30
  Book value at year-end               8.90        8.52        6.64        6.83        5.88
  Market value at year-end            16.13       16.63       24.31       16.07       11.03

AT YEAR END
Securities                          186,026     196,029     207,982     179,997     162,225
Loans                               319,354     298,025     239,928     208,382     208,930
Earning assets                      512,314     497,366     449,227     399,374     384,983
Total assets                        547,603     532,082     480,092     422,002     405,739
Deposits                            451,467     417,929     342,434     341,632     336,884
Short-term borrowings                22,106      47,476      82,077      28,732      23,196
Long-term debt                       14,000       9,000      10,500       6,500       6,500
Stockholders' equity                 53,729      51,674      39,903      40,521      34,587
Full time equivalent employees          277         217         183         181         165
Number of shares outstanding      6,037,419   6,062,412   6,006,040   5,936,519   5,882,454

SELECTED RATIOS
Return on average assets               1.25%       1.21%       1.32%       1.55%      1.50%
Return on average equity              13.12       13.47       13.95       16.74      17.35
Efficiency ratio                      58.93       60.45       61.70       54.07      50.80
Net interest margin (taxable
  equivalent)                          4.48        4.09        4.29        4.85       5.01
Total capital to assets               10.54       10.40        9.04       10.42       9.36
Total capital to
  risk weighted assets                16.08       16.97       17.45       17.88      15.90
Price to earnings                     14.40       16.30       24.89       14.91      11.61
Market to book value                   1.81        1.95        3.66        2.35       1.88
Allowance for loan losses
  to total loans                       1.26        1.23        1.45        1.66       1.63
Non-performing loans to loans           .37         .41         .44        1.15       1.16
Dividend payout                       39.99       40.12       39.52       32.24      31.82

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section presents management's discussion and analysis of the financial condition and results of operations of PennRock Financial Services Corp., a bank holding company ("PennRock" or the "Company"), and its subsidiaries, Blue Ball National Bank (the "Bank") and Atlantic Regional Mortgage Corporation ("ARMCO") and should be read in conjunction with the financial statements and other financial data presented elsewhere in this Annual Report. This discussion and analysis is intended to focus on certain financial data, which might not otherwise be readily apparent.

On February 29, 1996, Atlantic Regional Mortgage Corporation, a Pennsylvania mortgage banking company headquartered in Baltimore, Maryland, was formed as a wholly owned subsidiary of the Bank. ARMCO is a full service mortgage banking company which originates and sells variable and fixed-rate residential first mortgage loans in Pennsylvania, Maryland, Delaware, Washington D.C. and Virginia.

RESULTS OF OPERATIONS

OVERVIEW

PennRock Financial Services Corp. recorded net income of $6.8 million in 1996, an increase of 10.1% from the net income of $6.2 million recorded in 1995. Net income was $5.8 million in 1994. Net income per share was $1.12 in 1996, $1.02 in 1995 and $.98 in 1994.

Return on average total assets was 1.25% in 1996 compared with 1.21% in 1995 and 1.32% in 1994. Return on average equity for 1996 was 13.12% compared with 13.41% in 1995 and 13.95% in 1994.

Average earning assets increased $26.5 million or 5.5% during 1996, while average interest bearing liabilities grew $17.5 million or 4.3%. The average yield on earning assets increased from 8.08% in 1995 to 8.17% in 1996, while the average yield on paying liabilities decreased from 4.75% in 1995 to 4.44% in 1996. The Company's net interest income on a fully taxable equivalent basis increased $3.1 million or 15.6% during 1996. The net interest margin increased from 4.09% in 1995 to 4.48% in 1996.

The provision for loan losses increased from $360,000 in 1995 to $600,000 in 1996. The provision for loan losses was $352,000 in 1994.

Non-interest income other than gains and losses on securities increased $497,000 or 19.5% in 1996 compared with a $337,000 or 15.2% increase in 1995 and a $576,000 or 20.6% decrease in 1994. The increases in 1996 and 1995 are mainly attributable to increases in fiduciary fees, service charge fee income and mortgage banking income.

Non-interest expenses increased $2.9 million or 21.2% in 1996. Contributing to this increase were costs, primarily personnel, equipment and occupancy costs, associated with the start-up of ARMCO in 1996 and three new branch offices of the Bank, one late in 1995 and two in 1996. Other overhead increases included costs associated with data processing and normal increases in other overhead expenses. Non-interest expenses in 1995 increased $1.3 million over 1994 also due to increases in personnel, equipment and occupancy costs. Benefiting both 1995 and 1996 has been a reduction in the assessment rate in FDIC insurance.

In its first year of operations, ARMCO recorded net interest income of $84,000, non-interest income of $369,000 and non-interest expenses of $1.7 million. ARMCO realized a loss from operations of $1.2 million, a tax benefit of $412,000 and a net loss of $801,000 for the year. The operating loss was primarily due to the cost of start-up operations. Other factors negatively impacting the first year of operations were the rise in market interest rates during 1996 which slowed the demand for mortgages by consumers and the inability to attract qualified mortgage originators as quickly as anticipated. ARMCO is expected to have a positive impact on the Company's results of operations in 1997.

NET INTEREST INCOME

Net interest income is the amount by which interest income on loans, investments and other earning assets exceeds interest paid on deposits and other interest bearing liabilities. Net interest income is the primary source of revenue for the Company. The amount of net interest income is affected by changes in interest rates and the balances of the various types of earning assets and interest bearing liabilities. For comparative purposes, and throughout this discussion unless otherwise noted, net interest income and corresponding yields are shown on a taxable equivalent basis. This adjustment will give effect to the interest earned on tax-exempt loans and investments by an amount equivalent to the federal income taxes, which would have been paid if the income received on these assets were taxable at the statutory rate of 34% for 1996, 1995, and 1994.

Net interest income is the product of the volume of average earning assets and the average rates earned on them, less the volume of average interest bearing liabilities and the average rates paid on them. Table 1 presents average balances, taxable equivalent interest income and expense and rates for the Company's assets and liabilities.

Table 1 - Average Balances, Rates and Interest Income and Expense Summary (Taxable equivalent basis)

In thousands                                             1996                        1995                         1994
                                              ---------------------------  ---------------------------  --------------------------
                                                Average           Average   Average            Average   Average           Average
                                                Balance  Interest   Rate    Balance   Interest   Rate    Balance  Interest   Rate
                                               --------- -------- -------  ---------  -------- -------  --------- -------- -------
ASSETS
Short-term investments                         $    693   $    40   5.77%   $    723   $    26   3.60%   $    217  $     8   3.69%
Mortgages held for sale                           3,150       265   8.41       2,234       217   9.71       1,710      170   9.94
Securities available for sale (1)
  U.S. treasury and agency obligations          147,616     8,914   6.04     172,081    10,287   5.98     173,684    9,508   5.47
  State and municipal                            40,828     3,567   8.74      15,330     1,523   9.93      11,381    1,366  12.00
  Other                                           7,066       414   5.86       5,425       289   5.33       4,206      223   5.30
                                              ---------  --------          ---------   -------           --------  -------
  Total securities available for sale           195,510    12,895   6.60     192,836    12,099   6.27     189,271   11,097   5.86
Investment securities
  U.S. treasury and agency obligations                                         1,148        86   7.49         847       65   7.67
  State and municipal                                                         12,158     1,025   8.43       6,643      427   6.43
                                                                           ---------   -------           --------  -------
  Total investment securities                                                 13,306     1,111   8.35       7,490      492   6.57
Loans (2)
    Mortgage                                    173,063    15,646   9.04     152,549    13,939   9.14     120,826   10,401   8.61
    Commercial                                   86,067     7,924   9.21      77,301     7,317   9.47      68,424    5,896   8.62
    Consumer (3)                                 53,043     5,034   9.49      46,110     4,497   9.75      29,784    2,632   8.84
                                              ---------  --------          ---------   -------           --------  -------
    Total loans                                 312,173    28,604   9.16     275,960    25,755   9.33     219,034   18,929   8.64
                                              ---------  --------          ---------   -------           --------  -------
    Total earning assets                        511,526    41,804   8.17     485,059    39,208   8.08     417,722   30,696   7.35
                                                         --------                      -------                     -------
Other assets                                     31,813                       27,283                       23,551
                                              ---------                    ---------                     --------
Total assets                                   $543,339             7.69%   $512,342             7.65%   $441,273            6.96%
                                              =========            ======  =========            ======   ========           ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
  Demand deposits                              $ 71,533     1,769   2.47%   $ 65,118     1,880   2.89%   $ 58,821    1,348   2.29%
  Savings deposits                               60,833     1,342   2.21      62,836     1,665   2.63      68,326    1,890   2.77
  Time deposits                                 236,822    12,673   5.35     222,211    12,251   5.51     166,810    7,009   4.20
                                              ---------  --------          ---------   -------           --------  -------
  Total interest bearing deposits               369,188    15,784   4.28     350,165    15,786   4.51     293,957   10,247   3.49
Short-term borrowings                            49,611     2,709   5.46      48,947     3,015   6.16      35,265    1,604   4.55
Long-term debt                                    7,085       409   5.77       9,238       592   6.41      16,566      931   5.62
                                              ---------  --------          ---------   -------           --------  -------
Total interest bearing liabilities              425,884    18,902   4.44     408,350    19,393   4.75     345,788   12,782   3.70
                                                         --------                                                  -------
Non-interest bearing demand deposits             58,312                       51,449                       47,540
Other liabilities                                 7,264                        6,433                        6,071
Stockholders' equity                             51,879                       46,110                       41,874
                                              ---------                    ---------                     --------
Total liabilities and stockholders' equity     $543,339             3.48%   $512,342             3.79%   $441,273            2.90%
                                              =========            ======  =========            ======   ========
Net interest income                                       $22,902                      $19,815                     $17,914
                                                         ========                      =======                     =======
Interest rate spread                                                3.73%                        3.33%                       3.65%
Effect of non-interest bearing funds                                 .75                          .76                         .64
                                                                  -------                       ------                      ------
Net interest margin                                                 4.48%                        4.09%                       4.29%
                                                                  =======                       ======                      ======

(1) Interest income on loans includes fees.  Average loan balances exclude nonaccrual loans.
(2) Loans outstanding net of unearned income.

Table 2 presents the net interest income on a fully taxable equivalent basis for the years ended December 31, 1996, 1995 and 1994.

Table 2 - Net Interest Income

In thousands                           1996      1995      1994
                                     -------   -------   -------
Total interest income                $40,668   $38,404   $30,092
Total interest expense                18,902    19,393    12,782
                                     -------   -------   -------
Net interest income                   21,766    19,011    17,310
Tax equivalent adjustment              1,136       804       604
                                     -------   -------   -------
Net interest income
(fully taxable equivalent)           $22,902   $19,815   $17,914
                                     =======   =======   =======

Net interest income on a fully taxable equivalent basis was $22.9 million in 1996, an increase of $3.1 million or 15.6% from the $19.8 million earned in 1995. Net interest income in 1995 increased 10.6% from $17.9 million in 1994.

The rate and volume components of earning assets and paying liabilities can be isolated in order to analyze the separate effects of each on changes in interest income. Table 3 analyzes the changes in the volume and rate components of net interest income. During 1996, net interest income increased
$1.9 million due to changes in volume and increased $1.1 million due to changes in interest rates. In 1995, net interest income increased by $3.0 million due to changes in volume and declined by $1.1 million due to changes in interest rates. During 1994, net interest income increased $1.4 million due to changes in volume and declined by $2.3 million due to changes in interest rates.


Table 3 - Volume and Rate Analysis of Changes in Interest Income


                                          Year Ended December 31,
                           -------------------------------------------------
In thousands
                                 1996 over 1995           1995 over 1994
                            ------------------------ -----------------------
                              Change due to            Change due to
                            ---------------  Total   ---------------  Total
                             Volume   Rate   Change   Volume   Rate   Change
                            ------- ------- -------  ------- ------- -------
Interest earned on:
  Short-term investments    ($    1)$    15  $   14   $   19 ($    1)  $  18
  Mortgages held for sale        89     (41)     48       52      (5)     47
  Securities                   (681)    365    (316)     553   1,068   1,621
  Loans                       3,380    (531)  2,849    4,920   1,906   6,826
                             ------- ------- -------  ------- ------- -------
  Total interest income       2,787    (192)  2,595    5,544   2,968   8,512

Interest paid on:
  Interest bearing demand
    deposits                    185    (296)   (111)     144     388     532
  Savings deposits              (53)   (260)   (313)    (152)    (83)   (235)
  Time deposits                 806    (385)    421    2,328   2,914   5,242
  Short-term borrowings          41    (347)   (306)     622     789   1,411
  Long-term debt               (138)    (45)   (183)    (412)     73    (339)
                             ------- ------- -------  ------- ------- -------
  Total interest expense        841  (1,333)   (492)   2,530   4,081   6,611
                             ------- ------- -------  ------- ------- -------
Net interest income          $1,946  $1,141  $3,087   $3,014 ($1,113) $1,901
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

Table 4 - Interest Rate Spread and Net Interest Margin on Earning Assets

(Taxable equivalent basis)

In thousands                         1996           1995           1994
                                -------------- -------------- --------------
                                 Average        Average        Average
                                 Balance  Rate  Balance  Rate  Balance  Rate
                                -------- ----- -------- ----- -------- -----
Earning assets                  $511,526 8.17% $485,059 8.08% $417,722 7.35%
                                ========       ========       ========
Interest bearing liabilities    $425,884 4.44% $408,350 4.75% $345,788 3.70%
                                         -----         ------          -----
Interest rate spread                     3.73%          3.33%          3.65%
Interest free sources used to
  fund earning assets             85,642  .75%   76,709  .76%   71,934  .64%
                                -------- ----- -------- ----- -------- -----
Total sources of funds          $511,526       $485,059       $417,722
                                ========       ========       ========
Net interest margin                      4.48%          4.09%          4.29%
                                         =====          =====          =====

As indicated in Table 4, average earning assets increased to $511.5 million in 1996 from $485.1 million in 1995 and $417.7 million in 1994. Interest rate spread was 3.73%, 3.33% and 3.65% in 1996, 1995 and 1994, respectively. The net interest margin was 4.48% in 1996 compared with 4.09% in 1995 and 4.29% in 1994.

Interest rate spreads increased 40 basis points during 1996. Earning asset yields increased 9 basis points while funding costs declined 31 basis points. Although loan yields fell in 1996, this decline was more than made up by increases in the yields in the investment portfolio. Lower loan yields are a result of intense competition among financial institutions for all types of loan products and from lower market rates. The prime rate dropped 25 basis points from 8.75% to 8.50% late in 1995 and again by 25 basis points to 8.25% early in 1996 and remained at that level for the rest of 1996. Yields on securities increased 19 basis points primarily due to a larger investment in higher yielding tax-free municipal bonds. Rates on interest bearing deposits declined in all deposit categories. Short-term borrowings and long-term debt rates also declined in 1996.

Interest rate spreads declined 32 basis points during 1995. Earning asset yields increased 73 basis points while funding costs increased 105 basis points. Loan yields increased 69 basis points from 8.64% in 1994 to 9.33% in 1995. The prime rate was 8.50% at both the beginning and the end of 1995 but the rate was higher than 8.50% for most of the year. Yields on securities increased 52 basis points partially due to higher yields on adjustable rate securities. Rates on interest bearing deposits rose from 3.49% in 1994 to 4.51% in 1995. Most of this increase is attributable to higher rates on time deposits which increased 131 basis points from 4.20% in 1994 to 5.51% in 1995. Short-term borrowing costs were 161 basis points higher in 1995 while the cost of long-term debt increased 79 basis points.

PROVISION FOR LOAN LOSSES

The provision for loan losses charged against earnings was $600,000 in 1996 compared with $360,000 in 1995 and $352,000 in 1994. The amount of the provision is based, among other factors, on the amount of net credit losses which totaled $212,000 in 1996, $181,000 in 1995 and $331,000 in 1994.
Adequacy of the allowance will continue to be examined in light of past loan loss experience, current economic conditions, size and characteristics of the loan portfolio, volume of non-performing and delinquent loans and other relevant information.

The ratio of net charge-offs to average loans was .07% in both 1996 and 1995 while the ratio of net charge-offs to the allowance for loan losses increased from 4.94% to 5.24%. Non-performing loans decreased from $1.2 million at the end of 1995 to $1.1 million at the end of 1996 and as a percentage of total loans from .41% in 1995 to .35% in 1996.

NON-INTEREST INCOME

Total non-interest income grew $1.0 million or 31.9% in 1996 with all categories showing gains. Non-interest income decreased $189,000 or 5.6% in 1995. Excluding security gains and losses, non-interest income increased $497,000 or 19.5% in 1996 compared with a $337,000 or 15.2% increase in 1995 and a $576,000 or 20.6% decrease in 1994. Table 5 indicates changes in the major categories of non-interest income.

Table 5 - Non-interest Income

In thousands                                     1996/1995                 1995/1994
                                          ------------------------  ------------------------
                                                    Increase               Increase
                                                   (Decrease)             (Decrease)
                                                 --------------         --------------
                                          1996   Amount    %    1995    Amount    %    1994
                                         ------  ------ ------ ------   ------ ------ ------
Service charges on deposit accounts      $1,142  $ 128   12.6% $1,014    $102   11.2% $  912
Other service charges and fees               97     49  102.1      48     (29) (37.7)     77
Fiduciary activities                        700    111   18.8     589     113   23.7     476
Net realized gains on sales of
  available for sale securities           1,172    525   81.1     647    (526) (44.8)  1,173
Mortgage banking                            752    120   19.0     632     133   26.7     499
Other                                       358     89   33.1     269      18    7.2     251
                                         ------  -----         ------  ------         ------
Total                                    $4,221 $1,022   31.9% $3,199   ($189) ( 5.6%)$3,388
                                         ====== ======  ====== ======  ======= ====== ======

Net security gains totaled $1.2 million in 1996, $647,000 in 1995 and $1.2 million in 1994. Securities gains and losses in all three years were attributable to the sale of securities for the purpose of adding liquidity or to manage interest rate risk. In addition, higher gains from equity securities were realized in 1996 to take advantage of the recent rise in that market sector and some gains were realized in 1994 with respect to prerefunded municipal bonds in the Company's available-for-sale portfolio which were scheduled to be called within one to two years. The Company continuously monitors its interest rate sensitivity position and periodically restructures its security portfolio as conditions warrant to hedge changes in funding sources or projected changes in future interest rates.

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standard No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65" (SFAS 122) on a prospective basis as required by the standard. SFAS No. 122 provides for the recognition of originated mortgage servicing rights ("OMSR") retained for loans sold by allocating total costs incurred between the loan and the servicing rights based on their relative fair values. Prior to the issuance of SFAS 122, only purchased mortgage servicing rights were recognized as a separate asset.
OMSR's are amortized in proportion to, and over the period of, estimated net servicing income. To determine the fair value of OMSR, the Company estimates the present value of future cash flows, incorporating numerous assumptions including servicing income, cost of servicing, discount rates, prepayment speeds and default rates. The Company has no purchased mortgage servicing rights.

SFAS No. 122 also requires establishment of a valuation allowance for the excess of the carrying amount of capitalized OMSR's over estimated fair value. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights exceed their fair value. For purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of the underlying loans including loan type, amortization type (fixed or adjustable) and note rate. Fair values in excess of the carrying amount of capitalized OMSR's are not recognized. Fair values are estimated considering market prices for similar mortgage servicing rights and discounted future net cash flows considering loan prepayment expectations, historical prepayment rates, interest rates and other economic factors. The valuation allowance may be adjusted as the value of the OMSR's increase or decrease over time. The cost of the OMSR's is amortized over the estimated period of net servicing revenues.

During 1996, $141,000 of OMSR's were capitalized and $4,000 of amortization of OMSR's was recorded. The estimated fair value of OMSR's was $122,000 at December 31, 1996.

NON-INTEREST EXPENSE

Total non-interest expense for 1996 increased $2,860,000 or 21.2% compared with a $1,278,000 or 10.4% increase in 1995. Salaries and employee benefits increased $2.0 million or 26.5% in 1996 and $544,000 or 7.9% in 1995.

Total full-time equivalent employees increased from 184 at year-end 1994 to 217 at the end of 1995 and to 277 in 1996. The increase in 1996 is due in part to the addition of two new branch offices in 1996 plus another branch office late in 1995 but primarily due to the formation in 1996 of ARMCO which, at year end 1996, employed 45 full-time equivalent employees. The increase in 1995 was due primarily to the addition of four new branch offices. The ratio of average assets (in millions) per employee was $2.40 in 1994, $2.36 in 1995 and $1.96 in 1996. The average salary per employee was $28,000 in 1994, 1995 and 1996.

Expenses related to premises and equipment increased $574,000 or 28.3% in 1996 and by $384,000 or 23.3% in 1995 reflecting the Company's significant investment in property and equipment over the past two years. This investment includes an operations center and six branches, furniture and equipment to furnish each, expansion of and enhancements to the Company's local and wide area networks, new check imaging equipment and furniture and equipment for ARMCO. Other non-interest expenses increased $313,000 or 7.7% in 1996 and by $350,000 or 9.4% in 1995. The Bank Insurance Fund reached its statutory goal of 1.25% of all insured deposits in the second quarter of 1995. As a result, the FDIC insurance assessment rate decreased dramatically for the second half of 1995 and totaled only $2,000, the statutory minimum, in 1996. As a result, total deposit insurance costs for the Company declined by $323,000 or 41.8% in 1995 and by $447,000 or 99.6% in 1996. The FDIC insurance assessment in 1997 is expected to be between 1% to 2% per $100 of insured deposits in 1997. Increases in other non-interest expenses are the result of normal inflationary increases or due to additional volume from growth in numbers of accounts processed. Table 6 summarizes the changes in the major categories of non-interest expense.

Table 6 - Non-interest Expense

In thousands                                     1996/1995                  1995/1994
                                        -------------------------  ------------------------
                                                   Increase              Increase
                                                  (Decrease)            (Decrease)
                                                -------------         --------------
                                          1996   Amount   %      1995   Amount   %     1994
                                         ------- ------ ------  ------- ------ ------ -------
Salaries and benefits                    $ 9,405 $1,973  26.5%  $ 7,432  $ 544   7.9% $ 6,888
Occupancy, net                             1,362    354  35.1     1,008    216  27.3      792
Equipment depreciation and service         1,240    220  21.6     1,020    168  19.7      852
Computer software expense                    874    134  18.1       740    134  22.1      606
Deposit insurance                              2   (447)(99.6)      449   (323)(41.8)     772
Other                                      3,497    626  21.8     2,871    539  23.1    2,332
                                         ------- ------         ------- ------         ------
Total                                    $16,380 $2,860  21.2%  $13,520 $1,278  10.4% $12,242
                                         ======= ====== ======  ======= ====== ====== =======

PROVISION FOR INCOME TAXES

Income tax expense totaled $2.2 million in 1996 compared with $2.1 million in 1995 and $2.3 million in 1994. The statutory federal tax rate was 34% each year. The Company's effective tax rate was 24.4% in 1996 compared to 25.8% in 1995 and 27.9% in 1994. The primary reason for the decline in the effective tax rate is due to an increase in tax-exempt income. For a more comprehensive analysis of income tax expense, refer to Note 12 of the Notes to Consolidated Financial Statements.

The Company uses the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

FINANCIAL CONDITION

SOURCES AND USES OF FUNDS

Table 7 examines the Company's financial condition in terms of its sources and uses of funds. Average funding uses increased $26.5 million or 5.5% in 1996 compared with an increase of $67.3 million or 16.1% in 1995.

Table 7 - Sources and Uses of Funds

In thousands                                    1996                          1995
                                    -----------------------------  -----------------------------     1994
                                              Increase (Decrease)            Increase (Decrease)    --------
                                    Average   -------------------   Average  -------------------     Average
                                    Balance    Amount       %       Balance   Amount       %         Balance
                                   --------   --------  --------   --------  --------  ----------   --------
Funding uses:
  Short-term investments           $    693   ($    30)    (4.1%)  $    723   $   506      233.2%   $    217
  Mortgages held for sale             3,150        916     41.0       2,234       524       30.6       1,710
  Securities available for sale     195,510    (10,632)    (5.2)    206,142     9,381        4.8     196,761
  Loans                             312,173     36,213     13.1     275,960    56,926       26.0     219,034
                                   --------   --------             --------  --------               --------
  Total uses                       $511,526    $26,467      5.5%   $485,059   $67,337       16.1%   $417,722
                                   ========   ========  ========   ========  ========    ========   ========

Funding sources:
  Interest bearing demand deposits $ 71,533    $ 6,415      9.9%   $ 65,118   $ 6,297       10.7%   $ 58,821
  Savings deposits                   60,833     (2,003)    (3.2)     62,836    (5,490)      (8.0)     68,326
  Time deposits                     236,822     14,611      6.6     222,211    55,401       33.2     166,810
  Short-term borrowings              49,611        664      1.4      48,947    13,682       38.8      35,265
  Long-term debt                      7,085     (2,153)   (23.3)      9,238    (7,328)     (44.2)     16,566
  Non-interest bearing funds, net    85,642      8,933     11.6      76,709     4,775        6.6      71,934
                                   --------   --------             --------  --------               --------
  Total sources                    $511,526    $26,467      5.5%   $485,059   $67,337       16.1%   $417,722
                                   ========   ========  ========   ========  ========    ========   ========

SECURITIES AND SHORT-TERM INVESTMENTS

As discussed in Note 4 of the Notes to Consolidated Financial Statements, the FASB permitted a one-time reassessment of the appropriateness of the designations between the available for sale (AFS) and held-to-maturity (HTM) portfolios without calling into question the intent to hold other debt securities to maturity. To reflect the Company's active management of the portfolio in response to changes in interest rates, liquidity needs, expectation of changes in the prepayment speeds on mortgage-backed securities and the exercise of call options on municipal and agency bonds and other asset-liability management decisions, in the fourth quarter of 1995, the Company transferred all of the investment security portfolio which had been classified as HTM consisting of debt securities with an amortized cost of $15.4 million and a net unrealized gain of $302,000 to the AFS portfolio. At December 31, 1995 and 1996, the Company had no securities classified HTM.

Table 8 indicates the composition and maturity of the securities available for sale portfolio at December 31, 1996. Included in the portfolio are state and municipal securities, mortgage-backed securities (including adjustable rate mortgage-backed securities) and collateralized mortgage obligations (CMO's) which may be called, prepaid or reprice before final maturity. For mortgage-backed securities, maturity is based on average lives rather than contractual maturity. The average life to call or repricing of the portfolio was 4.2 years at December 31, 1996 and 3.7 years at December 31, 1995.

Table 8 - Analysis of Securities Available for Sale

In thousands                                                                       Taxable
                                      Within    1-5     6-10   Over 10            Equivalent
                                     One Year  Years    Years    Years   Equities   Yield
                                     -------- -------- -------- -------- -------- ----------
U.S. Treasury and Agencies            $        $12,127  $ 5,198  $13,977   $           6.77%
States and political subdivisions         265      230      774   47,583               8.76
Mortgage backed securities                       4,710   18,499   10,933               6.92
Collateralized mortgage obligations    11,137   53,801    2,508                        5.65
Other securities                                    30                                 7.56
Equity securities                                                           5,492
                                     -------- -------- -------- -------- --------
Total (amortized cost)                $11,402  $70,898  $26,979  $72,493   $5,492      7.01%
                                     ======== ======== ======== ======== ========
Total (fair value)                    $11,391  $70,096  $26,718  $72,147   $5,674
Taxable equivalent yield                5.49%    5.80%    6.84%    8.33%

Percent of portfolio                    6.09%   37.86%   14.41%   38.71%    2.93%

Average maturity                    7.4 years

Measured on an amortized cost basis, average securities and short-term investments in the aggregate, decreased $10.0 million or 5.2% during 1996 and increased by $9.9 million or 5.0% in 1995. As of December 31, 1996, AFS securities at fair value totaled $186.0 million compared with $196.0 million at the end of 1995. During 1996, the Company sold $77.0 million and purchased $78.4 million in available for sale securities. During 1995, the Company sold $65.0 million in securities and purchased $57.7 million. In addition, $10.0 million and $15.3 million was received from maturities of securities and principal repayments on mortgage-backed securities in 1996 and 1995, respectively.

At December 31, 1996, the AFS portfolio had a net unrealized loss of $1.2 million consisting of gross unrealized gains of $915,000 and gross unrealized losses of $2.2 million. At December 31, 1995, the total portfolio had a net unrealized gain of $1.2 million consisting of gross unrealized gains of $2.3 million and gross unrealized losses of $1.1 million.

At December 31, 1996, the Company had $101.6 million invested in mortgage-backed pass-through securities and CMO's compared with $134.0 million at December 31, 1995. A mortgage-backed pass-through security depends on an underlying pool of mortgage loans to provide a cash flow pass-through of principal and interest. The Company had $34.1 million in mortgage-backed pass-through securities at December 31, 1996 of which $13.6 million were adjustable rate and $20.5 million were fixed rate securities. A CMO is a mortgage-backed security that is comprised of classes of bonds created by prioritizing the cash flows from the underlying mortgage pool in order to meet different objectives of investors. The Company had $67.4 million in CMO securities at December 31, 1996 all of which were fixed rate securities. The CMO securities held by the Company are shorter-maturity class bonds which have relatively low levels of prepayment risk. In addition, none of the CMO's in the portfolio were considered "high risk CMO's" as defined by banking regulations. All CMO's and mortgage-backed pass-through securities were issued or backed by Federal agencies.

LOANS

Table 9 presents loans outstanding, by type of loan, for the past five years. Loans increased from year-end 1995 to year-end 1996 by $21.3 million or 7.2%, compared with a $58.1 million or 24.2% increase from year-end 1994 to year-end 1995. Most of this growth was realized in commercial real estate loans which grew $20.4 million or 19.2%. Also during 1996, the Company originated $58.2 million in salable residential mortgage loans and sold $54.9 million.

Table 9 - Loans Outstanding, Net of Unearned Income

In thousands                                             December 31,
                                       -------------------------------------------------
                                          1996      1995      1994      1993      1992
                                        --------  --------  --------  --------  --------
Commercial, financial and agricultural:
  Commercial secured by real estate     $127,124  $106,675  $ 86,173  $ 58,312  $ 57,311
  Agricultural                            9,533    10,268     9,729     9,113      9,001
  Other                                  56,118    52,734    43,354    49,106     50,254
Real estate - construction                9,415     8,761     2,489     6,742      7,742
Real estate - mortgage                   99,798   104,211    85,565    73,299     69,368
Consumer loans                           17,366    15,376    12,618    11,810     15,254
                                        --------  --------  --------  --------  --------
Total loans                            $319,354  $298,025  $239,928  $208,382   $208,930
                                       ========  ========  ========  ========   ========


Table 10 - Loan Maturities and Interest Sensitivity (1)

In thousands                                      December 31, 1996
                                      -------------------------------------------
                                       One year  One through    Over
                                       or less   five years  five years   Total
                                      ---------- ----------- ---------- ----------
Commercial, financial and agricultural  $ 8,975    $20,761   $163,039   $192,775
Real estate construction                  9,415                            9,415
                                      ---------- ---------- ---------- ----------
Total                                   $18,390    $20,761   $163,039   $202,190
                                      ========== ========== ========== ==========
Loans with predetermined interest rate  $ 4,321    $ 9,756   $ 14,935   $ 29,012
Loans with variable interest rate        14,069     11,005    148,104    173,178
                                      ---------- ---------- ---------- ----------
Total                                   $18,390    $20,761   $163,039   $202,190
                                      ========== ========== ========== ==========
(1) Excludes residential mortgages and consumer loans.

NON-PERFORMING ASSETS

Table 11 shows the Company's non-performing loans for the five years ended December 31, 1996. The Company's policy is to discontinue the accrual of interest on loans for which the principal or interest is past due 90 days or more unless the loan is well secured and corrective action has begun or the loan is in the process of collection. When a loan is placed on non-accrual status, any unpaid interest is charged against income.

Table 11 - Non-performing Assets

In thousands                                          December 31,
                                        ----------------------------------------
                                         1996    1995    1994    1993    1992
                                        ------  ------  ------  ------  ------
Non-accrual loans                       $  795  $  862  $  624  $1,670  $1,267
Loans accruing but 90 days past
  due as to principal or interest          311     375     434     729   1,156

                                        ------  ------  ------  ------  ------
Total non-performing loans               1,106   1,237   1,058   2,399   2,423
Other real estate owned                    187     276   1,048     816   1,029
                                        ------  ------  ------  ------  ------
Total non-performing assets             $1,293  $1,513  $2,106  $3,215  $3,452
                                        ======  ======  ======  ======  ======
Ratios:
  Non-performing loans to total loans    0.35%   0.41%   0.44%   1.15%   1.16%
  Non-performing assets to total loans
    and other real estate owned          0.40%   0.51%   0.87%   1.54%   1.64%
  Allowance for loan losses to
    non-performing loans               366.09% 295.96% 329.11% 144.27% 140.53%

Loans which are not considered non-performing and are current as to payments of principal and interest but have a somewhat higher than normal risk of becoming non-performing in the future are estimated to total $7.6 million at December 31, 1996, compared with $4.7 million at December 31, 1995 and $6.2 million at December 31, 1994.

At December 31, 1996, the Company did not have any loan concentrations exceeding 10% of total loans to any particular economic group or industry. The loan portfolio is well diversified as to industry and companies within each industry which helps minimize risk. Loan quality is maintained through diversification of risk, strict credit control practices and continued monitoring of the loan portfolio. At December 31, 1996, the Company did not have any loans outstanding to any foreign entity or government.

Other real estate owned (OREO) amounted to $187,000 at December 31, 1996 and was included in other assets on the Consolidated Balance Sheets. At December 31, 1995, OREO totaled $276,000. Valuation reserves are established for OREO properties whenever estimated current realizable values fall below the original fair value recorded.

ALLOWANCE FOR LOAN LOSSES

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

Table 12 - Allowance for Loan Losses

In thousands                                            December 31,
                                        --------------------------------------------
                                          1996    1995      1994     1993     1992
                                        -------- -------- -------- -------- --------
Balance, beginning of year                $3,661   $3,482   $3,461   $3,405   $2,738
Provision charged to expense                 600      360      352      958    1,195
Loans charged off:
  Commercial, financial and agricultural     159      103      228      882      344
  Consumer                                   132      122      233      170      225
                                         -------  -------  -------  -------   ------
  Total loans charged off                    291      225      461    1,052      569
                                         -------  -------  -------  -------   ------
Recoveries:
  Commercial, financial and agricultural      49       15       95       66        8
  Consumer                                    30       29       35       84       33
                                         -------  -------  -------  -------   ------
  Total recoveries                            79       44      130      150       41
                                         -------  -------  -------  -------   ------
  Net charge-offs                            212      181      331      902      528
                                         -------  -------  -------  -------   ------
Balance, end of year                      $4,049   $3,661   $3,482   $3,461   $3,405
                                         =======  =======  =======  =======  =======
Total loans:
  Average                               $312,173 $275,960 $219,034 $208,701 $203,554
  Year-end                              $319,354 $298,025 $239,928 $208,382 $208,930
Ratios:
  Net charge-offs to:
    Average loans                           .07%    0.07%    0.15%    0.43%    0.26%
    Loans at year-end                       .06%    0.06%    0.14%    0.43%    0.25%
    Allowance for loan losses              4.94%    4.94%    9.51%   26.06%   15.51%
    Provision for loan losses             50.28%   50.28%   94.03%   94.15%   44.18%
  Allowance for loan losses to:
    Average loans                          1.33%    1.33%    1.59%    1.66%    1.67%
    Loans at year-end                      1.23%    1.23%    1.45%    1.66%    1.63%


The allowance for loan losses totaled $4.0 million at December 31, 1996, an increase of 10.6% from 1995. The allowance for loan losses as a percentage of year-end loans was 1.26% at December 31, 1996 and 1.22% at December 31, 1995.

The provision for loan losses exceeded net charge-offs by $388,000 in 1996, by $179,000 in 1995 and by $21,000 in 1994. The allowance for loan losses as a percentage of non-performing loans was 366.09% at December 31, 1996 and 295.96% at December 31, 1995.

Charge-offs decreased from $461,000 in 1994 to $225,000 in 1995 but increased to $291,000 in 1996. Recoveries of loans previously charged-off decreased from $130,000 in 1994 to $44,000 in 1995 and increased to $79,000 in 1996. The ratio of net charge-offs to average loans decreased from .15% in 1994 to .07% in 1995 and .07% in 1996.

Table 13 presents the allocation of the allowance for loan losses by major loan category for the past five years. The specific allocations in any particular category may prove to be excessive or inadequate to absorb future charge-offs and may be reallocated in the future to reflect changing conditions. Accordingly, the entire allowance is considered available to absorb losses in any category.

Table 13 - Allocation of Allowance for Loan Losses

In thousands                                            December 31,
                          --------------------------------------------------------------------
                               1996           1995           1994          1993          1992
                          -------------  -------------- -------------  -------------  -------------
                                   % of           % of           % of           % of           % of
                          Amount  Loans  Amount  Loans  Amount  Loans  Amount  Loans  Amount  Loans
                          ------ ------  ------ ------  ------ ------  ------ ------  ------ ------
Commercial, financial
  and agricultural        $2,835  60.4%  $2,713  56.9%  $2,967  58.0%  $2,888  55.9%  $2,998  55.8%
Real estate-construction           2.9            2.9            1.0            3.2            3.7
Real estate-mortgage          53  31.2      118  35.0      133  35.7       84  35.2      138  33.2
Consumer                     323   5.5      313   5.2      258   5.3      206   5.7      245   7.3
Unallocated                  838            517            124            283             24
                          ------ ------  ------ -----   ------ ------  ------ -----   ------ ------
                          $4,049 100.0%  $3,661 100.0%  $3,482 100.0%  $3,461 100.0%  $3,405 100.0%
                          ====== ======  ====== ======  ====== ======  ====== ======  ====== ======

On January 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standard No. 114 (SFAS 114), "Accounting by Creditors for Impairment of a Loan", as amended by Statement of Financial Accounting Standard No. 118 (SFAS 118), "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These statements are applicable to all creditors and to all loans, uncollateralized as well as collateralized, except for large groups of smaller balance homogenous loans that are collectively evaluated for impairment (e.g., credit card, residential mortgage and consumer installment loans), loans measured at fair value or at the lower of cost or fair value, and leases and debt securities.

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

At December 31, 1996, the Company's recorded investment in loans considered to be impaired under SFAS 114 was $740,000 of which $614,000 were on non-accrual status. Included in this amount is $732,000 of impaired loans for which the related allowance is $267,000 and $8,000 for which there is no related allowance. The average recorded investment in impaired loans for 1996 was $749,000 and the interest recognized for the year was $16,000.

At December 31, 1995, the Company's recorded investment in impaired loans was $758,000. The allowance for loan losses related to these loans is $217,000. The average recorded investment in impaired loans for 1995 was $793,000 and the interest recognized for cash payments received during the year was $27,000.

LIQUIDITY

The purpose of liquidity management is to ensure that there are sufficient cash flows available to meet a variety of needs. These include financial commitments such as satisfying the credit needs of our borrowers and withdrawals by our depositors, the ability to capitalize on investment and business opportunities as they occur, and the funding of the Company's own operations. Liquidity is measured by the Company's ability to convert assets to cash at a reasonable cost or a minimum loss. Liquidity is provided by maturities and sales of investment securities (Table 8), loan payments and maturities (Table 10), and liquidating money market investments such as federal funds sold. In addition, the Company is a member of the Federal Home Loan Bank of Pittsburgh which provides a reliable source of long and short-term funds. However, the Company's primary source of liquidity lies in the Company's ability to renew, replace and expand its base of core deposits (consisting of demand, NOW, money market and cash management accounts, savings accounts, certificates of deposit, and other time deposits less than $100,000).

Total deposits increased $33.5 million or 8.0% in 1996 compared with $75.5 million or 22.0% in 1995. Of the increase in 1995, $38.1 million was attributable to the acquisition of three PNC offices. Table 14 reflects the changes in the major classifications of deposits by comparing the year-end balances for the past five years. Table 15 reflects the maturity of large dollar deposits.

Table 14 - Deposits by Major Classification

In thousands                                             December 31,
                                       ------------------------------------------------
                                         1996      1995      1994      1993      1994
                                       --------  --------  --------  --------  --------
Non-interest bearing deposits          $ 65,537  $ 57,775  $ 50,405  $ 46,685  $ 39,287
NOW accounts                             41,209    39,942    39,038    39,873    36,121
Money market deposit accounts            34,125    31,227    20,152    24,635    27,683
Savings accounts                         59,977    60,852    66,247    67,661    54,944
Time deposits under $100,000            224,071   208,022   149,784   142,634   157,684
                                       --------  --------  --------  --------  --------
Total core deposits                     424,919   397,818   325,626   321,488   315,719
Time deposits of $100,000 or more        26,548    20,111    16,807    20,143    21,165
                                       --------  --------  --------  --------  --------
Total deposits                         $451,467  $417,929  $342,433  $341,631  $336,884
                                       ========  ========  ========  ========  ========

Table 15 - Maturity of Time Deposits of $100,000 or More

In thousands                                    December 31,
                                         --------------------------
                                          1996      1995      1994
                                         -------   -------   -------
Three months or less                     $10,992   $ 7,774   $ 3,230
Over three months through six months       5,433     3,724     1,799
Over six months through twelve months      5,762     4,682     4,734
Over twelve months                         4,361     3,931     7,044
                                         -------   -------   -------
Total                                    $26,548   $20,111   $16,807
                                         =======   =======   =======

The Bank maintains lines of credit with various correspondent banks to use as sources of short-term funds in addition to repurchase agreements with bank customers. Federal funds purchased and securities sold under agreements to repurchase decreased from $40.6 million at December 31, 1995 to $21.1 million at December 31, 1996. The Bank also maintains a line of credit with the Federal Home Loan Bank of Pittsburgh. There were no line advances outstanding at December 31, 1995 or 1996. The Bank had $6.5 million in short-term adjustable rate borrowings at December 31, 1995. The level of short-term borrowings depends on loan growth, deposit growth, current market rates and other factors. The average cost of short-term borrowings increased from 4.55% in 1994 to 6.09% in 1995 but decreased to 5.46% in 1996. Table 16 shows the Company's short-term borrowings for the five years ended December 31, 1996.

Table 16 - Short-Term Borrowings

In thousands                                             December 31,
                                         -------------------------------------------
                                          1996    1995      1994     1993     1992
                                         -------  -------  -------  -------  -------
Federal funds purchased and securities
  sold under agreements to repurchase    $21,136  $40,579  $13,046  $19,182  $ 4,635
Advances from Federal Home Loan Bank                6,500   67,604    8,050   17,061
U.S. treasury tax and loan note              970      397    1,427    1,500    1,500
                                         -------  -------  -------  -------  -------
Total short-term borrowings              $22,106  $47,476  $82,077  $28,732  $23,196
                                        ========  =======  =======  =======  =======

CAPITAL RESOURCES

On June 27, 1995, PennRock announced that the Board of Directors had authorized the purchase of up to 200,000 shares of the outstanding common stock. The shares are to be used for general corporate purposes including employee benefit and executive compensation plans or for the dividend reinvestment plan. On June 11, 1996, the Board of Directors extended the plan for an additional 12 months. PennRock purchased 100,083 shares for $1.9 million and reissued 59,657 shares for PennRock's dividend reinvestment plan and 1,125 shares under the Omnibus Stock Option Plan in 1996. PennRock purchased 20,000 shares for $374,000 and reissued 19,421 shares for PennRock's dividend reinvestment plan in 1995. There were 39,880 shares with a cost of $740,000 and 579 shares with a cost of $11,000 held as treasury stock on December 31, 1996 and 1995, respectively.

Total stockholders' equity increased $2.1 million or 4.0% in 1996 compared with an increase of $11.8 million or 29.5% in 1995. The increase in 1996 was due to net income of $6.8 million less dividends declared of $2.7 million and was negatively impacted by the change in net unrealized loss on securities available for sale on which the fair value declined by $1.6 million and by the purchase of treasury stock throughout the year. The increase in 1995 was due to net income of $6.2 million less dividends declared of $2.5 million and by the change in net unrealized gains on securities available for sale on which the fair value increased by $6.8 million. The ratio of average equity to average assets was 9.55% in 1996, compared with 9.00% for 1995, and 9.49% in 1994. The ratio of average equity to average assets net of the SFAS 115 adjustment was 9.76% in 1996, 9.62% in 1995 and 9.83% in 1994. Internal capital generation is calculated by multiplying return on average equity by the percentage of earnings retained. Internal capital generation amounted to 7.87% in 1996, 8.03% in 1995 and 8.43% in 1994.

Bank and bank holding company minimum regulatory capital requirements have been revised to make regulatory capital more sensitive to individual differences in credit risk profiles (including off-balance-sheet risks). Risk based capital is segregated into two components, Tier 1 capital which includes stockholders' equity reduced by certain intangibles, and Tier 2 capital which includes the allowance for loan losses (subject to limitations) and qualifying debt obligations. In December 1994, federal banking regulators issued rulings which excluded the net unrealized holding gains and losses on AFS securities from the calculation of Tier 1 capital. Net unrealized losses on marketable equity securities will continue to be deducted from Tier 1 capital. The rule has the effect of valuing AFS securities at amortized cost rather than fair value for purposes of calculating risk-based and leverage capital ratios. The minimum leverage capital requirement is 3% and is determined by dividing Tier 1 capital by average assets. Banking organizations must adjust their assets and off-balance sheet exposures by assigning risk-weighted percentages depending on regulatory defined credit risks. Off-balance-sheet assets must be converted to credit equivalents before being risk weighted. These balances are then added to determine total risk weighted assets.

As of December 31, 1996, the most recent notification from the Federal Reserve Bank categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based capital of 10%, Tier 1 risk-based capital of 6% and Tier 1 leverage ratios of 5%. There are no conditions or events since that notification that management believes have changed this category. Table 17 shows the Company's capital resources for the past three years.

Table 17 - Capital Resources

                                                  December 31,
                                           ---------------------------
                                            1996      1995      1994
                                           -------   -------   -------
PennRock Financial Services Corp.
  Leverage ratios:
    Total capital to total assets            9.96%   10.40%     9.04%
    Tier 1 capital to total assets           9.80%    9.39%     8.31%
  Risk-based ratios:
    Common stockholders' equity to
      risk-weighted assets                  14.95%   15.82%    16.22%
    Tier 1 capital to risk-weighted assets  14.95%   15.82%    16.22%
    Total capital to risk weighted assets   16.08%   16.97%    17.45%

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," which establishes a fair value method of accounting for stock options and other stock-based compensation arrangements with employees. Under this method, the fair value of a stock option is recognized as compensation expense over the service period (generally the vesting period). SFAS 123 requires that if a company continues to account for stock options under the intrinsic method established by APB Opinion No. 25, "Accounting for Stock Issued to Employees" (Opinion 25), it must provide pro forma net income and earnings per share information as if the new fair value approach had been adopted. The recognition provisions of SFAS 123 may be adopted upon issuance. The disclosure provisions are effective for years beginning after December 15, 1995. The pro forma disclosures are to include the effects of all awards granted in 1995 and later years. The Company adopted the provisions of SFAS

123 on January 1, 1996. However, the Company will continue to account for stock-based compensation under Opinion 25 and related Interpretations. Adoption of SFAS 123 did not have a material impact on the Company's consolidated financial statements.

INTEREST RATE RISK

Interest rate risk refers to the Company's degree of exposure to loss of earnings and market value of equity resulting from changes in market interest rates. The magnitude of this exposure depends on the severity and timing of the market rate changes and on Management's ability to adjust.

Effective interest rate risk management protects the Company's earnings and the market value of equity from large and unexpected interest rate changes.
However, management may sometimes structure the balance sheet to take advantage
of expected interest rate movements.  Mismatches of maturities of assets and liabilities within a specific time frame is referred to as a rate sensitivity gap.  If more assets than liabilities mature or reprice within the time frame, the Company is asset sensitive.  If more liabilities mature or reprice, the
Company is liability sensitive.  An asset sensitive gap will benefit the
Company in a period of rising rates while a liability sensitive gap will benefit the Company during declining rates.  Gap analysis has certain limitations because it does not take into consideration the varying degrees of interest rate sensitivity or speed at which different assets and liabilities can reprice.  While management continuously monitors and adjusts the gap position to maximize profitability, the primary objective is to maintain net interest income and market value of equity within self-imposed parameters for a wide range of possible changes in interest rates.  Table 18 presents an interest sensitivity analysis of the Company's assets and liabilities at
December 31, 1996.  Although interest bearing demand and savings deposits have been relatively rate insensitive and have maintained stable balances through several interest rate cycles, because they are subject to immediate withdrawal, they have been presented as repricing in the earliest period.

Table 18 - Interest Sensitivity Analysis

                                                       December 31, 1996
In thousands                          -----------------------------------------------------
                                                   Interest Sensitivity Period
                                      -----------------------------------------------------
                                       1 to 90   91 to 180 181 to 365   1 to 5      Over 5
                                         Days       Days       Days      Years       Years
                                      --------   --------  ----------   --------   --------
Earning assets:
  Short-term investments               $ 1,244    $           $         $          $
  Mortgages held for sale                5,690
  Securities available for sale         18,909     11,598       8,429     85,322     61,768
  Loans                                 88,495     11,562      25,688    132,723     60,886
                                      --------   --------    --------   --------   --------
  Total earning assets                $114,338    $23,160     $34,117   $218,045   $122,654
                                      ========   ========    ========   ========   ========
Interest bearing liabilities:
  Interest bearing demand deposits    $ 75,334    $           $          $
  Savings deposits                      59,977
  Time deposits                         72,949     54,310      60,559     62,801
  Short-term borrowings                 22,106
  Long-term debt                         2,000                            12,000
                                      --------   --------    --------   --------
  Total interest bearing liabilities  $232,366    $54,310     $60,559    $74,801
                                      ========   ========    ========   ========
Interest sensitivity gap:
  Period                             ($118,028) ($ 31,150)  ($ 26,442)  $143,244   $122,654
  Cumulative                          (118,028)  (149,178)   (175,620)   (32,376)    90,278
Interest sensitive assets to interest
  sensitive liabilities ratio:
  Period                                   .49        .43         .56       2.92
  Cumulative                               .49        .48         .49        .92       1.21

RECENTLY ISSUED ACCOUNTING STANDARDS

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

SFAS 125 extends the "available for sale" or "trading" approach in SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," to non-security financial assets that can contractually be prepaid or otherwise settled in such a way that the holder of the asset would not recover substantially all of its recorded investment. Thus, non-security financial assets (no matter how acquired) that are subject to prepayment risk that could prevent recovery of substantially all of the recorded amount are to be reported at fair value with the change in fair value accounted for depending on the asset's classification as "available-for-sale" or "trading." SFAS 125 also amends SFAS 115 to prevent a security from being classified as "held-to-maturity" if the security can be prepaid or otherwise settled in such a way that the holder of the security would not recover all of its recorded investment.

SFAS 125 requires that a liability cease to be recognized if and only if either
(a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability either judicially or by the creditor.

SFAS 125 is effective for transfers of financial assets and extinguishments of liabilities occurring after December 31, 1996 except that the rules governing secured borrowing and collateral as well as transfer of financial assets for repurchase agreements, dollar rolls and securities lending are delayed until years beginning after December 31, 1997. Earlier or retroactive application is not permitted. Also, the extension of the SFAS 115 approach to certain non- security financial assets and the amendment to SFAS 115 is effective for financial assets held on or acquired after January 1, 1997. Management does not believe the adoption of SFAS 125 will a material effect on the Company's financial statements or the results of operations.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following audited consolidated financial statements are set forth in this Annual Report of Form 10-K on the following pages:

PennRock Financial Services Corp. and Subsidiaries
Independent Auditors' Report.............................34
Consolidated Balance Sheets..............................35
Consolidated Statements of Income........................36
Consolidated Statements of Stockholders' Equity..........37
Consolidated Statements of Cash Flows....................38
Notes to Consolidated Financial Statements...............39

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of PennRock Financial Services Corp.


We have audited the accompanying consolidated balance sheets of PennRock Financial Services Corp. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PennRock Financial Services Corp. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                                  /S/  SIMON LEVER & COMPANY

January 31, 1997
Lancaster, Pennsylvania

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

In thousands                                          December 31,
                                                  ---------------------
                                                     1996       1995
                                                  ---------   ---------
ASSETS:
Cash and due from banks                           $ 16,405    $ 17,888
Short-term investments                               1,244         939
Mortgages held for sale                              5,690       2,373
Securities available for sale (at fair value)      186,026     196,029
Loans (net of unearned income of $50,000 and
  $128,000, respectively)                          319,354     298,025
  Allowance for loan losses                         (4,049)     (3,661)
                                                  ---------   ---------
  Net loans                                        315,305     294,364
Premises and equipment                              10,662       9,111
Accrued interest receivable                          3,333       3,264
Other assets                                         8,938       8,114
                                                  ---------   ---------
Total assets                                      $547,603    $532,082
                                                  =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Non-interest bearing                          $ 65,537    $ 57,775
    Interest bearing                               385,930     360,154
                                                  ---------   ---------
    Total deposits                                 451,467     417,929
  Short-term borrowings                             22,106      47,476
  Long-term debt                                    14,000       9,000
  Accrued interest payable                           2,758       2,494
  Other liabilities                                  3,543       3,509
                                                  ---------   ---------
  Total liabilities                                493,874     480,408
Stockholders' Equity:
  Common stock, par value $2.50 per share;
    authorized 20,000,000 shares;
    issued 6,077,299 and 6,062,991 shares
    of which 39,880 and 579 shares are held
    as treasury stock, respectively                 15,193      15,157
  Surplus                                           11,153      10,905
  Unrealized gains (losses) on securities
    available for sale, net of deferred taxes        (816)        769
  Retained earnings                                 28,939      24,854
                                                  ---------   ---------
                                                    54,469      51,685
  Less treasury stock, at cost                        (740)        (11)
                                                  ---------   ---------
  Total stockholders' equity                        53,729      51,674
                                                  ---------   ---------
Total liabilities and stockholders' equity        $547,603    $532,082
                                                  =========   =========
See notes to consolidated financial statements.

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

In thousands, except per share data                 Year Ended December 31,
                                                 -----------------------------
                                                   1996       1995       1994
                                                 --------   --------   --------
<S >
Interest income:
  Interest and fees on loans                     $28,634    $25,755    $18,890
  Securities available for sale:
    Taxable                                        9,327     10,660      9,796
    Tax-exempt                                     2,443      1,746      1,228
  Mortgages held for sale                            223        217        170
  Other                                               41         26          8
                                                 -------    -------    -------
  Total interest income                           40,668     38,404     30,092
Interest expense:
  Deposits                                        15,784     15,786     10,246
  Short-term borrowings                            2,709      3,015      1,605
  Long-term debt                                     409        592        931
                                                 -------    -------    -------
  Total interest expense                          18,902     19,393     12,782
                                                 -------    -------    -------
  Net interest income                             21,766     19,011     17,310
Provision for loan losses                            600        360        352
                                                 -------    -------    -------
Net interest income after provision for
  loan losses                                     21,166     18,651     16,958
Non-interest income:
  Service charges on deposit accounts              1,142      1,014        912
  Other service charges and fees                      97         48         77
  Fiduciary activities                               700        589        476
  Net realized gains on sales of available
    for sale securities                            1,172        647      1,173
  Mortgage banking                                   752        632        499
  Other                                              358        269        251
                                                 -------    -------    -------
  Total non-interest income                        4,221      3,199      3,388
                                                 -------    -------    -------
Non-interest expenses:
  Salaries and benefits                            9,405      7,432      6,888
  Occupancy, net                                   1,362      1,008        792
  Equipment depreciation and service               1,240      1,020        852
  Computer software expense                          874        740        606
  Deposit insurance                                    2        449        772
  Other                                            3,497      2,871      2,332
                                                 -------    -------    -------
  Total non-interest expense                      16,380     13,520     12,242
                                                 -------    -------    -------
Income before income taxes                         9,007      8,330      8,104
Income taxes                                       2,200      2,148      2,264
                                                 -------    -------    -------
Net income                                       $ 6,807    $ 6,182    $ 5,840
                                                 =======    =======    =======
Net income per share of common stock             $  1.12    $  1.02    $   .98
Cash dividends declared per share                $   .45    $   .41    $   .38

Weighted average shares outstanding            6,068,639  6,048,503  5,979,650

See notes to consolidated financial statements.

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

In thousands                                                                           Net Unrealized
                                                                                       Gains (Losses)       Total
                                                 Common           Retained Treasury    on Securities     Stockholders'
                                                  Stock   Surplus Earnings  Stock    Available for Sale     Equity
                                                -------- -------- -------- --------  ------------------  -------------
Balance at January 1, 1994                       $ 9,837  $13,053  $17,631   $                   $             $40,521

Net income                                                           5,840                                       5,840
Net unrealized gain on securities available
  for sale as of January 1, 1994, net of tax                                                      2,498          2,894
Change in net unrealized gains and losses
  on securities available for sale, net of tax                                                   (8,932)        (8,932)
Shares issued under dividend reinvestment plan       174    1,725                                                1,899
Three-for-two stock split and cash paid in
  lieu of fractional shares                        5,004   (5,004)     (11)                                        (11)
Cash dividends declared ($.38 per share)                            (2,308)                                     (2,308)
                                                -------- -------- -------- --------  ------------------  -------------
Balance at December 31, 1994                      15,015    9,774   21,152                       (6,038)        39,903

Net income                                                           6,182                                       6,182
Change in net unrealized gains and losses
  on securities available for sale, net of tax                                                    6,807          6,807
Acquisition of treasury stock                                                  (374)                              (374)
Sale of treasury stock under dividend
  reinvestment plan                                             1               363                                364
Shares issued under dividend reinvestment plan       142    1,130                                                1,272
Cash dividends declared ($.41 per share)                            (2,480)                                     (2,480)
                                                -------- -------- -------- --------  ------------------  -------------
Balance at December 31, 1995                      15,157   10,905   24,854      (11)                769         51,674

Net income                                                           6,807                                       6,807
Change in net unrealized gains and losses
  on securities available for sale, net of tax                                                   (1,585)        (1,585)
Acquisition of treasury stock                                                (1,852)                            (1,852)
Sale of treasury stock under dividend
  reinvestment plan                                            55             1,101                              1,156
Sale of treasury stock under omnibus stock
  option plan                                                  (9)               22                                 13
Shares issued under dividend reinvestment plan        36      202                                                  238
Cash dividends declared ($.45 per share)                            (2,722)                                     (2,722)
                                                -------- -------- -------- --------  ------------------  -------------
Balance at December 31, 1996                     $15,193  $11,153  $28,939  ($  740)             ($ 816)       $53,729
                                                ======== ======== ======== ========  ==================  =============
See notes to consolidated financial statements.

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands                                        Year Ended December 31,
                                                  ----------------------------
                                                    1996      1995      1994
                                                  -------   -------   --------
OPERATING ACTIVITIES
  Net income                                      $ 6,807   $ 6,182   $ 5,840
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for loan losses                         600       360       352
    Depreciation and amortization                     990       861       620
    Amortization of deposit premium                   107        98
    Accretion and amortization of securities          135       317       495
    Deferred income taxes                              76        18         7
    Net realized gain on sale of available
      for sale securities                          (1,172)     (647)   (1,173)
    Proceeds from sales of mortgage loans          54,879    26,232    40,409
    Originations of mortgages held for sale       (58,237)  (27,273)  (30,679)
    (Gain) loss on sale of mortgage loans, net         40       (90)       48
    Recovery of losses on mortgages held for sale                        (153)
    Increase in interest receivable                   (68)     (338)     (422)
    Increase in interest payable                      265       677       582
    Other changes, net                               (611)   (2,900)   (3,414)
                                                  --------  --------  --------
 Net cash provided by operating activities          3,811     3,497    12,512
INVESTING ACTIVITIES
  Proceeds from sales of securities available
    for sale                                       77,025    65,045    26,701
  Purchases of securities available for sale      (78,358)  (56,395)  (80,096)
  Purchases of investment securities                         (1,319)  (14,089)
  Maturities of securities available for sale       9,974    13,266    31,027
  Maturities of investment securities                         2,000
  Proceeds from sale of other real estate             451     1,340     1,629
  Net increase in loans                           (21,541)  (58,097)  (31,878)
  Purchases of premises and equipment              (2,541)   (3,161)   (2,826)
                                                  --------  --------  --------
  Net cash used in investing activities           (14,990)  (37,321)  (69,532)

FINANCING ACTIVITIES
  Net increase in non-interest bearing deposits     7,762     7,370     3,721
  Net increase (decrease) in interest
    bearing deposits                               25,776    68,126    (2,919)
  Net increase (decrease) in short-term
    borrowings                                    (25,370)  (34,601)   53,345
  Net increase (decrease) in long-term debt         5,000    (1,500)    4,000
  Issuance of common stock and treasury stock       1,407     1,635     1,900
  Acquisition of treasury stock                    (1,852)     (374)
  Cash dividends                                   (2,722)   (2,480)   (2,308)
  Cash paid with stock dividend                                           (11)
                                                  --------  --------  --------
  Net cash provided by financing activities        10,001    38,176    57,728
                                                  --------  --------  --------
  Increase (decrease) in cash and cash
    equivalents                                    (1,178)    4,352       708
  Cash and cash equivalents at beginning of year   18,827    14,475    13,767
                                                  --------  --------  --------
  Cash and cash equivalents at end of year        $17,649   $18,827   $14,475
                                                  ========  ========  ========
Supplemental disclosures of cash flow information:
  Cash payments for:
    Total interest paid                           $18,637   $18,716   $12,200
    Total income taxes paid                         2,725     2,377     2,120

See notes to consolidated financial statements.

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a description of the more significant accounting policies of PennRock Financial Services Corp. and its subsidiaries.

Business:
PennRock Financial Services Corp. (PennRock or the Company) is a bank holding company incorporated under the laws of Pennsylvania in 1986.  Blue Ball
National Bank (the Bank), a wholly owned subsidiary of PennRock, provides a broad range of banking, trust and other financial services to consumers, small businesses and corporations in south-central and southeastern Pennsylvania.
The Bank's mortgage banking subsidiary, Atlantic Regional Mortgage Corporation
(ARMCO) originates and sells residential first mortgage loans of various types in the Maryland, Delaware, Pennsylvania, Washington, D.C. and Virginia markets.

Basis of Presentation:
The consolidated financial statements of PennRock include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

The accounting and reporting policies of PennRock and its subsidiaries conform to generally accepted accounting principles and to general practices within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Certain prior year amounts have been reclassified to conform with current year classifications. Such reclassifications had no effect on net income or stockholders' equity.

Cash Equivalents:
For purposes of the Consolidated Statements of Cash Flows, the Company defines cash equivalents to include amounts due from banks, federal funds sold and other short-term investments. Generally, federal funds are purchased and sold for one-day periods.

Mortgages Held for Sale:
Mortgages held for sale are carried at the lower of aggregate cost or market value with market determined on the basis of open commitments for committed loans. For uncommitted loans, market is determined on the basis of current delivery prices in the secondary mortgage market. Any resulting unrealized losses are included in other income.

Securities:
Securities are classified at the time of purchase, based on management's intention, in one of three categories and are accounted for as follows:

Investment securities:
Debt securities are classified as investments if management has both the positive intent and ability to hold these securities to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the interest method over their contractual lives.

Securities available for sale:
Debt securities are classified as available for sale if management intends to hold these securities for an indefinite period of time but not necessarily to maturity. All equity securities are classified as available for sale. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of the related deferred tax effect.

Trading securities:
Trading securities, which are generally held for the short term, usually under 30 days, in anticipation of market gains, are carried at fair value. Realized and unrealized gains and losses on trading account assets are included in interest income on trading account securities.

A decline in the market value of any investment or available for sale security below cost that is deemed to be other than temporary is charged to income resulting in the establishment of a new cost basis for the security.

Purchase premiums and discounts on securities are amortized and accreted to interest income using a method, which approximates a level yield over the period to maturity of the related securities. Purchase premiums and discounts on mortgage-backed securities are amortized and accreted to interest income using a method which approximates a level yield over the remaining lives of the securities, taking into consideration assumed prepayment patterns. Interest and dividend income are recognized when earned. Realized gains and losses for securities are included in income and are derived using the specific identification method for determining the costs of securities sold.

Loans:
Loans are carried at the principal amount outstanding, net of unearned income reduced by any charge-offs or specific valuation accounts. Interest income is accounted for on an accrual basis. Loan fees, net of certain origination costs are deferred and amortized over the lives of the underlying loans using a method, which approximates a level yield. Interest income is generally not accrued when, in the opinion of management, its full collectibility is doubtful or when the loan becomes past due 90 days as to principal or interest. When a loan is designated as non-accrual, any accrued interest receivable is charged against current earnings.

Effective January 1, 1995, the Company adopted Statement of Financial
Accounting Standard  No. 114, "Accounting by Creditors for Impairment of a
Loan," as amended.  SFAS 114 requires loans to be measured for impairment when it is probable that all amounts, including principal and interest, will not be collected in accordance with the contractual terms of the loan agreement.  The amount of impairment and any subsequent changes are recorded as an adjustment to the allowance for loan losses.  SFAS 114 applies to all loans, both collateralized and uncollateralized, except for large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, loans held for sale and debt securities.  The Company evaluates a loan for impairment when the loan is internally classified as substandard or doubtful.  All non-accrual loans not meeting the definition of smaller balance homogeneous loans are considered impaired.  As required by SFAS 114, the Company generally measures impairment based upon the present value of the loan's expected future cash flows, except where foreclosure or liquidation is probable or when the primary source of repayment is provided by real estate collateral.  In these circumstances, impairment is based upon the fair value of the collateral.
Impairment with regard to substantially all of the Company's impaired loans has
been measured by the fair value of the underlying collateral.  Prior to 1995, losses related to these loans were estimated based on undiscounted cash flows or the fair value of the underlying collateral.

Allowance for Loan Losses:
The allowance for loan losses is maintained at a level believed adequate by Management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current domestic economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of expected future cash flows on impaired loans, which may be susceptible to significant change. The allowance for loan losses on impaired loans pursuant to SFAS 114 is one component of the methodology for determining the allowance for loan losses. Other components of the allowance for loan losses include estimated losses on specific commercial, consumer and real estate loans and general amounts based on historical loss experience. Loan losses are charged directly against the allowance for loan losses, and recoveries on previously charged off loans are added to the allowance. The allowance is increased by provisions for loan losses charged against income.

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

Bank Premises and Equipment:
Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on straight line and accelerated methods based on the estimated useful life of the assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income for the period. Maintenance, repairs, and minor improvements are expensed as incurred. Significant renewals and betterments are capitalized.

Mortgage Servicing Rights:
Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standard No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65" on a prospective basis as required by the standard. SFAS No. 122 provides for the recognition of originated mortgage servicing rights ("OMSR") retained for loans sold by allocating total costs incurred between the loan and the servicing rights based on their relative fair values. Previously, the value of OMSR was not recognized as an asset when the related loan was sold. OMSR's are amortized in proportion to, and over the period of, estimated net servicing income. To determine the fair value of OMSR, the Company estimates the present fair value of future cash flows, incorporating numerous assumptions including servicing income, cost of servicing, discount rates, prepayment speeds and default rates. The Company has no purchased mortgage servicing rights.

SFAS No. 122 also requires establishment of a valuation allowance for the excess of the carrying amount of capitalized OMSR's over estimated fair value. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights exceed their fair value. For purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of the underlying loans including loan type, amortization type (fixed or adjustable) and note rate. Fair values in excess of the carrying amount of capitalized OMSR's are not recognized. Fair values are estimated considering market prices for similar mortgage servicing rights and on the discounted future net cash flows considering loan prepayment expectations, historical prepayment rates, interest rates and other economic factors. The valuation allowance may be adjusted as the value of the OMSR's increase or decrease over time. The cost of the OMSR's is amortized over the estimated period of net servicing revenues.

Deposit premium:
The deposit premium is the excess of the value of deposit liabilities over cash received for the assumption of those liabilities for branch offices acquired through business combinations that are recorded using the purchase method of accounting. Included in other assets is $863,000 and $970,000 million of deposit premiums at December 31, 1996 and 1995 respectively. This premium is being amortized using the straight-line method over 10 years.

Long-lived assets:
On January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standard No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related to both assets to be held and used and assets to be disposed of.

Long-lived assets and certain intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset and long-lived assets to be disposed of are reported at the lower of carrying amount or fair-value less cost to sell. Adoption of SFAS 121 did not have a material effect on the Company's financial position and results of operations.

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

Federal Income Taxes:
Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the change is enacted.

Treasury Stock:
The purchase of Company's treasury stock is recorded at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on a first-in, first-out method.

Profit Sharing Plan:
Profit sharing contributions are calculated by a formula approved by the Board of Directors and are based on the Bank's return on equity. Costs are funded as accrued.

Stock-Based Compensation:
In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," which establishes a fair value method of accounting for stock options and other stock-based compensation arrangements with employees. Under this method, the fair value of a stock option is recognized as compensation expense over the service period (generally the vesting period). SFAS 123 requires that if a company continues to account for stock options under the intrinsic method established by APB Opinion No. 25, "Accounting for Stock Issued to Employees" (Opinion 25), it must provide pro forma net income and earnings per share information as if the new fair value approach had been adopted. The recognition provisions of SFAS 123 may be adopted upon issuance. The disclosure provisions are effective for years beginning after December 15, 1995. The pro forma disclosures are to include the effects of all awards granted in 1995 and later years. The Company adopted the provisions of SFAS 123 on January 1, 1996. However, the Company will continue to account for stock-based compensation under Opinion 25 and related Interpretations. Adoption of SFAS 123 did not have a material impact on the Company's consolidated financial statements.

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


NOTE 3: RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average balances of reserves on deposit with the Federal Reserve Bank based on deposits outstanding. The average amount of those required reserves at December 31, 1996 was approximately $5,582,000. Balances maintained at the Federal Reserve Bank are included in cash and due from banks.


NOTE 4: SECURITIES AVAILABLE FOR SALE

On November 15, 1995, the Financial Accounting Standards Board (FASB) issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." In this report, the FASB permitted a one-time reassessment of the appropriateness of the designations of all securities held at the time of the issuance of the Special Report. Debt securities transferred from the investment security portfolio to the available for sale portfolio under the guidance of the Special Report would not call into question intent to hold other debt securities to maturity. Accordingly, in the fourth quarter of 1995, the Company transferred all of the investment security portfolio consisting of debt securities with an amortized cost of $15.4 million and a net unrealized gain of $302,000 to the available for sale portfolio. At December 31, 1996 and 1995, the Company had no securities classified as held to maturity.

The amortized cost and estimated fair value of securities available for sale are as follows:

In thousands                                      December 31, 1996
                                      ------------------------------------------
                                                    Gross       Gross   Estimated
                                      Amortized  Unrealized  Unrealized    Fair
                                         Cost       Gains      Losses     Value
                                      ---------  ----------  ---------- ---------
U.S. Treasury securities and other
  U.S. government agencies             $ 31,302       $  45    ($  347)  $ 31,000
Obligations of states and political
  subdivisions                           48,852         605       (294)    49,163
U.S. agency mortgage-backed securities   34,142          46       (580)    33,608
Collateralized mortgage obligations      67,446                   (908)    66,538
Other                                        30          12                   42
                                      ---------  ----------  ---------- ---------
Total debt securities available
  for sale                              181,772         708     (2,129)   180,351
Equity securities                         5,492         207        (24)     5,675
                                      ---------  ----------  ---------- ---------
Total securities available for sale    $187,264        $915    ($2,153)  $186,026
                                      =========  ==========  ========== =========

                                                  December 31, 1995
                                      ------------------------------------------
                                                    Gross       Gross   Estimated
                                      Amortized  Unrealized  Unrealized   Fair
                                         Cost       Gains      Losses    Value
                                     ----------  ----------  ---------- ---------
U.S. Treasury securities and other
  U.S. government agencies             $ 18,788      $  145     ($  97)  $ 18,836
Obligations of states and political
  subdivisions                           37,291       1,568        (63)    38,796
U.S. agency mortgage-backed securities   51,268         367       (220)    51,415
Collateralized mortgage obligations      82,764          39       (735)    82,068
Other                                        30          12                   42
                                      ---------  ----------  ---------- ---------
Total debt securities available
  for sale                              190,141       2,131     (1,115)   191,157
Equity securities                         4,724         189        (41)     4,872
                                      ---------  ----------  ---------- ---------
Total securities available for sale    $194,865      $2,320    ($1,156)  $196,029
                                      =========  ==========  ========== =========

The amortized cost and fair value of debt securities as of December 31, 1996, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call obligations and mortgages underlying the mortgage-backed securities may be prepaid without any penalties.

In thousands                                    December 31, 1996
                                               ------------------
                                               Amortized   Fair
                                                 Cost     Value
                                               --------  --------
Due in one year or less                        $         $
Due after one year through five years            12,387    12,404
Due after five years through ten years            5,972     5,928
Due after ten years                              61,825    61,873
                                               --------  --------
                                                 80,184    80,205
Mortgage-backed securities                       34,142    33,608
Collateralized mortgage obligations              67,446    66,538
                                               --------  --------
Total debt securities                          $181,772  $180,351
                                               ========  ========

Gains and losses from sales of securities available for sale are as follows:

In thousands                   1996    1995    1994
                              ------- ------- -------
Debt securities
  Gross gains                 $1,009    $582  $1,174
  Gross losses                  (114)    (80)    (61)
                              ------  ------  ------
  Total debt securities          895     502   1,113
Equity securities, net           277     145      60
                              ------  ------  ------
Total securities gains        $1,172    $647  $1,173
                              ======  ======  ======

Proceeds from sales of securities available for sale are as follows:

In thousands                   1996    1995    1994
                             ------- ------- -------
Debt securities              $75,869 $64,441 $26,063
Equity securities              1,156     604     638
                             ------- ------- -------
Total proceeds               $77,025 $65,045 $26,701
                             ======= ======= =======

Securities with a carrying value of $20,818,000 and $23,213,000 at December 31, 1996 and 1995 were pledged to secure public and trust deposits, repurchase agreements as well as other purposes.

NOTE 5: LOANS

The loan portfolio net of unearned income and deferred loan fees, at December 31, 1996 and 1995 is as follows:

In thousands                                1996      1995
                                          --------  --------
Commercial, financial and agricultural:
  Commercial, secured by real estate      $127,124  $106,675
  Agricultural                               9,533    10,268
  Other                                     56,118    52,734
Real estate - construction                   9,415     8,761
Real estate - mortgage                      99,798   104,211
Consumer                                    17,366    15,376
                                          --------  --------
Total loans                               $319,354  $298,025
                                          ========  ========

In the ordinary course of business, the Bank has loan, deposit, and other transactions with its directors, their affiliated companies, executive management and their associates (as defined), collectively referred to as related parties. Such transactions are on substantially the same terms, including interest rates and collateral (with regard to loans), as those prevailing at the time for comparable transactions with others. Activity for the related party loans for the year ended December 31, 1996, was as follows:

In thousands

Balance, January 1, 1996    $5,302
New loans                    4,668
Repayments                   2,242
                            ------
Balance, December 31, 1996  $7,728
                            ======

Included in the loan portfolio are loans on which the Bank has ceased the accrual of interest. Such loans amounted to $795,000 and $862,000 at December 31, 1996 and 1995, respectively. If interest income had been recorded on all non-accrual loans outstanding during the years 1996, 1995 and 1994, interest income would have been increased as shown in the following table:

In thousands                               1996  1995  1994
                                          ----- ----- -----
Interest income which would have been
  recorded under original terms             $92   $73  $119
Interest income recorded during the year     11     7     8
                                          ----- ----- -----
Net impact on interest income               $81   $66  $111
                                          ===== ===== =====

At December 31, 1996, the Company's recorded investment in loans considered to be impaired under SFAS 114 was $740,000 of which $614,000 were on non-accrual status. Included in this amount is $732,000 of impaired loans for which the related allowance is $267,000 and $8,000 for which there is no related allowance. The average recorded investment in impaired loans for 1996 was $749,000 and the interest recognized for the year was $16,000.
At December 31, 1995, the Company's recorded investment in impaired loans was $758,000. The allowance for loan losses related to these loans is $217,000. The average recorded investment in impaired loans for 1995 was $793,000 and the interest recognized for cash payments received during the year was $27,000.


NOTE 6:  LOAN SERVICING

Mortgage loans serviced for Federal National Mortgage Association and Federal Home Loan Mortgage Corporation are not included in the accompanying consolidated balance sheets. The unpaid principal balances of those loans at December 31, 1996 and 1995 were $188.9 million and $201.0 million, respectively.

During 1996, $141,000 of originated mortgage servicing rights were capitalized and $4,000 of amortization of mortgage servicing rights was recorded. The estimated fair value of mortgage servicing rights was $122,000 at December 31, 1996.

NOTE 7:  ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows:

In thousands                       1996    1995    1994
                                 ------- ------- -------
Balance at beginning of year      $3,661  $3,482  $3,461
Provision charged to operations      600     360     352
Recoveries of loans charged off       79      44     130
                                 ------- ------- -------
                                   4,340   3,886   3,943
Loans charged off                   (291)   (225)   (461)
                                 ------- ------- --------
Balance at end of year            $4,049  $3,661   $3,482
                                 ======= ======= ========

NOTE 8: PREMISES AND EQUIPMENT

Details of premises and equipment at December 31 are as follows:

In thousands                      1996      1995
                                 -------   -------
Land                             $ 2,105   $ 1,350
Premises                           6,884     6,697
Leasehold improvements                 4
Furniture and equipment            9,601     8,661
Construction in progress             581
                                 -------   -------
Total cost                        19,175    16,708
Less accumulated depreciation     (8,513)   (7,597)
                                 -------   -------
Net book value                   $10,662   $ 9,111
                                 =======   =======

Depreciation and amortization expense was $990,000 in 1996, $861,000 in 1995 and $620,000 in 1994.

Future minimum rental payments related to non-cancelable operating leases having initial terms in excess of one year are:

   1997         $291,000
   1998          301,000
   1999          266,000
   2000          248,000
   2001          190,000
   Thereafter   $169,000

Total lease payments were $160,000, $74,000 and $108,000 in 1996, 1995 and
1994.

NOTE 9: SHORT-TERM BORROWINGS

Federal funds purchased, securities sold under agreements to repurchase and the treasury tax and loan note generally mature within one to thirty days from the transaction date.

A summary of short-term borrowings is as follows for the years ended December 31, 1996, 1995 and 1994.

In thousands                                           1996     1995    1994
                                                     -------  -------  -------
Securities sold under agreements to repurchase       $21,136  $28,579  $ 3,686
Overnight federal funds purchased                              12,000    9,360
Federal Home Loan Bank borrowings                               6,500   67,604
U.S. Treasury tax and loan note                          970      397    1,427
                                                      ------  -------  -------
Total short-term borrowings outstanding at year-end  $22,106  $47,476  $82,077
                                                     =======  =======  =======
Average interest rate at year-end                      5.50%    5.62%    5.56%
Maximum outstanding at any month-end                 $79,052  $62,594  $82,077
Average amount outstanding                           $49,611  $48,947  $35,265
Weighted average interest rate                         5.46%    6.09%    4.55%

All securities that serve as collateral for the securities sold under agreements to repurchase are controlled by the Company.

The Bank has approved federal funds lines totaling $17 million and a borrowing capacity of $164 million at the Federal Home Loan Bank.


NOTE 10: LONG-TERM DEBT

Long-term debt consists of fixed and variable rate term advances from the Federal Home Loan Bank of Pittsburgh with maturity dates ranging from January, 1997 to December, 2001, and interest rates ranging from 4.74% to 5.83%.


NOTE 11: CAPITAL TRANSACTIONS

On September 27, 1994, the Board of Directors declared a 3-for-2 stock split in the form of a 50% stock dividend which totaled 2,001,659 additional shares issued on November 22, 1994 to shareholders of record on October 25, 1994. A cash dividend in lieu of additional shares of $10,896 was issued for fractional shares outstanding. All per share data have been retroactively restated to reflect the stock split.

On June 27, 1995, PennRock announced that the Board of Directors had authorized the purchase of up to 200,000 shares of the outstanding common stock. The shares are to be used for general corporate purposes including employee benefit and executive compensation plans or for the dividend reinvestment plan. On June 11, 1996, the Board of Directors extended the plan for an additional 12 months. PennRock purchased 100,083 shares for $1.9 million and reissued 59,657 shares for PennRock's dividend reinvestment plan and 1,125 shares under the Omnibus Stock Option Plan in 1996. PennRock purchased 20,000 shares for $374,000 and reissued 19,421 shares for PennRock's dividend reinvestment plan in 1995.


NOTE 12: INCOME TAXES

An analysis of the provision for income taxes included in the Statements of Income is as follows:

In thousands                  1996    1995    1994
                             ------  ------  ------
Current expense              $2,124  $2,130  $2,257
Deferred taxes                   76      18       7
                             ------  ------  ------
Provision for income taxes   $2,200  $2,148  $2,264
                             ======  ======  ======

A reconciliation between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before provision for income taxes IS as follows:

                                    1996   1995   1994
                                   -----  -----  -----
Statutory federal income tax rate  34.0%  34.0%  34.0%
Tax exempt income                  (8.8)  (6.6)  (5.1)
Other, net                          (.8)  (1.6)  (1.0)
                                   ----- ------  -----
Effective income tax rate          24.4%  25.8%  27.9%
                                   =====  =====  =====

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1996 and 1995 are as follows:

In thousands                         1996   1995
                                    ------ ------
Deferred tax assets:
  Allowance for loan losses         $1,302 $1,170
  Net unrealized loss on securities
    available for sale                 420
  Other                                 43     19
                                    ------ ------
  Total deferred tax assets          1,765  1,189
                                    ------ ------
Deferred tax liabilities:
  Depreciation                         271    223
  Investment security discount          95     65
  Net unrealized gain on securities
    available for sale                        396
                                    ------ ------
  Total deferred tax liabilities       366    684
                                    ------ ------
  Net deferred tax asset            $1,399 $  505
                                    ====== ======

Included in the table above is the recognition of unrealized gains and losses on certain investments in debt and equity securities accounted for under SFAS 115 for which no deferred tax expense or benefit was recognized in the consolidated statements of income.

Management believes that it is more likely than not that the net deferred tax asset of $1,399,000 will be realized since the Company has a long history of earnings and has a carryback potential greater than the deferred tax asset and is unaware of any reason that the Company would not ultimately realize this asset.


NOTE 13: EMPLOYEE BENEFIT PLAN

The Bank has a non-contributory profit sharing plan covering substantially all full time employees of the Bank. Contributions made to the plan by the Company were $607,000 in 1996, $491,000 in 1995 and $520,500 in 1994.


NOTE 14: STOCK OPTION PLAN

PennRock has an Omnibus Stock Option Plan the terms of which permit the granting of non-qualified stock options, incentive stock options, stock appreciation rights, performance shares, performance units, and restricted stock to senior executives of PennRock. The Board of Directors has granted the following incentive stock options under this plan at an exercise price equal to the market price at the date of the grant. Each of the incentive stock options vests and becomes exercisable one-half after three years and the balance after five years of date granted. There are no options exercisable at December 31, 1996. All options have been adjusted to reflect stock splits since the date of grant.

                                Shares   Price per Share
                                ------   ---------------
Balance, December 31, 1992         -
  Incentive option granted         2,250          $11.67
  Exercised in 1996               (1,125)
                                 -------
Balance, December 31, 1993         1,125
  Incentive option granted         1,500          $16.92
                                 -------
Balance, December 31, 1994         2,625
  Incentive option granted         1,000          $23.25
                                 -------
Balance, December 31, 1995         3,625
  Incentive option granted         1,000          $19.00
                                 -------
Balance, December 31, 1996         4,625
                                 =======

The pro forma disclosures required by SFAS 123 are not applicable due to immateriality.


NOTE 15: COMMITMENTS AND CONTINGENT LIABILITIES AND CONCENTRATIONS OF CREDIT
         RISK

The Company's financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk.  These financial instruments include commitments to extend credit, standby letters of
credit, guarantees, and liability for assets held in trust, which arise in the normal course of business.  The Company uses the same credit policies in commitments and conditional obligations as it does for on-balance sheet instruments.

A summary of the Company's commitments and contingent liabilities at December 31, 1996 and 1995 are as follows:

In thousands                                           1996    1995
                                                      ------- -------

Commitments to extend credit                          $62,327 $54,715
Financial and performance standby letters of credit     8,657   8,957
Commitments to purchase securities                      3,074   3,016
Commitments to sell residential mortgages               4,552

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

Most of the Company's business activity is with customers located within the Company's defined market area. Investments in state and municipal securities may also involve government entities within the Company's market area. The concentrations by loan type are set forth in Note 5. The distribution of commitments to extend credit approximates the distribution of loans outstanding. The Bank, as a matter of policy, does not extend credit to any single borrower or group of related borrowers in excess of 65% of its legal lending limit. At December 31, 1996, this limit was $5,224,000.


NOTE 16: RESTRICTIONS ON RETAINED EARNINGS

Certain restrictions exist regarding the ability of the bank subsidiary to transfer funds to PennRock in the form of cash dividends. The approval of the Comptroller of the Currency is required if the total dividends declared by a national bank in any calendar year exceeds the bank's net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank can declare dividends in 1997 without approval of the Comptroller of the Currency of approximately $8,417,000 plus an additional amount equal to the Bank's net profit (as defined) for 1997 up to the date of any such dividend declaration.


NOTE 17: REGULATORY MATTERS

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 1996, the most recent notification from the Federal Reserve Bank categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth below. There are no conditions or events since that notification that management believes have changed this category. The Company's actual capital amounts and ratios are also presented in the table.

In thousands
                                                                 To Be Well
                                                              Capitalized Under
                                                              Prompt Corrective
                                          Actual             Action Provisions
                                    -------------------      -------------------
                                     Amount    Ratio          Amount      Ratio
                                    --------- ---------      ---------   -------
                                                          (Equal to or greater than)
As of December 31, 1996:
  Total capital
  (to risk weighted assets)           $57,717    16.08%        $35,904     10.0%
  Tier 1 capital
  (to risk weighted assets)           $53,668    14.95%        $21,542      6.0%
  Tier 1 capital
  (to average assets)                 $53,668     9.88%        $17,952      5.0%
As of December 31, 1995:
  Total capital
  (to risk weighted assets)           $53,597    16.97%        $31,575     10.0%
  Tier 1 capital
  (to risk weighted assets)           $49,936    15.82%        $18,945      6.0%
  Tier 1 capital
  (to average assets)                 $49,936     9.39%        $15,787      5.0%


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

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

  Cash and cash equivalents:
  The carrying amounts reported in the consolidated balance sheets for cash and short-term investments approximate their fair values.

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

  Off-balance sheet instruments:
  For the Company's off-balance sheet instruments consisting of commitments to extend credit and financial and performance standby letters of credit, the estimated fair value is the same as the instrument's contract or notional values since they are priced at market at the time of funding.

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

  Accrued interest payable:
  The fair value of accrued interest payable is estimated to be the current book value.

At December 31, 1996 and 1995, the estimated fair values of financial instruments based on disclosed assumptions are as follows:

In thousands                                    1996                1995
                                          ------------------  ------------------
                                          Carrying    Fair    Carrying    Fair
                                           Amount    Value     Amount    Value
                                          --------  --------  --------  --------
Financial assets:
  Cash and due from banks                 $ 16,405  $ 16,405  $ 17,888  $ 17,888
  Short-term investments                     1,244     1,244       939       939
  Mortgages held for sale                    5,690     5,690     2,373     2,373
  Securities available for sale            186,026   186,026   196,029   196,029
  Loans:
    Commercial, financial
      and agricultural                     192,775   198,835   169,677   172,559
    Real estate - construction               9,415     9,714     8,761     8,815
    Real estate - mortgage                  99,798   100,011   104,211   104,784
    Consumer                                17,366    17,196    15,376    15,418
    Allowance for loan losses               (4,049)             (3,661)
                                           --------  --------  --------  --------
    Net loans                              315,305   325,756   294,364   301,576
  Accrued interest receivable                3,333     3,333     3,264     3,264

Financial liabilities:
  Deposits:
    Non-interest bearing demand             65,537    65,537    57,775    57,775
    Interest bearing demand                 75,334    75,334    71,169    71,169
    Savings                                 59,977    59,977    60,852    60,852
    Time deposits under $100,000           224,071   223,888   208,022   209,376
    Time deposits over $100,000             26,548    26,521    20,111    20,233
                                           --------  -------- ---------  --------
    Total deposits                         451,467   451,257   417,929   419,405
  Short-term borrowings                     22,106    22,106    47,476    47,476
  Long-term debt                            14,000    16,610     9,000     8,939
  Accrued interest payable                   2,758     2,758     2,494     2,494

Off-balance sheet financial instruments:
  Commitments to extend credit              62,337    62,337    54,715    54,715
  Financial and performance standby
    letters of credit                        8,657     8,657     8,957     8,957
  Commitments to purchase securities         3,074     3,074     3,016     3,016
  Commitments to sell residential mortgages  4,552     4,561

NOTE 19: PARENT COMPANY ONLY FINANCIAL INFORMATION

The following represents parent only financial information:

PennRock Financial Services Corp. (Parent Company Only) Balance Sheets

In thousands                                     December 31,
                                              ------------------
                                                1996      1995
                                              --------  --------
Assets:
Short-term investments                         $   600   $   140
Securities available for sale                    1,707     1,872
Due from subsidiary                                649       712
Investment in subsidiary                        51,557    49,606
Other assets                                        15        72
                                               -------  --------
Total assets                                   $54,528   $52,402
                                              ========  ========
Liabilities and Stockholders' Equity
Liabilities:
  Dividends payable                            $   725   $   667
  Accrued expenses and taxes                        74        61
                                              --------  --------
  Total liabilities                                799       728
                                              --------  --------
Stockholders' Equity:
  Common stock                                  15,193    15,157
  Surplus                                       11,153    10,905
  Retained earnings                             28,939    24,854
  Unrealized gain (loss) on securities
    available for sale                            (816)      769
                                              --------  --------
                                                54,469    51,685
  Less: Treasury stock - at cost                  (740)      (11)
                                              --------  --------
  Total stockholders' equity                    53,729    51,674
                                              --------  --------
Total liabilities and stockholders' equity     $54,528   $52,402
                                              ========  ========

PennRock Financial Services Corp. (Parent Company Only) Statements of Income

In thousands                                                December 31,
                                                      --------------------------
                                                       1996      1995      1994
                                                      ------    ------    ------
Income:
  Dividends from bank subsidiary                     $3,225    $1,380    $  225
  Securities available for sale                          86        89        93
  Net realized gains on sales of available for sale
    securities                                          278       145        60
                                                     ------    ------    ------
  Total income                                        3,589     1,614       378
                                                     ------    ------    ------
Expenses:
  General and administrative                            257       240       260
                                                     ------    ------    ------
Income before income taxes and undistributed net
  income of subsidiaries                              3,332     1,374       118
Income tax expense (benefit)                             29       (17)      (63)
                                                     ------    ------    ------
Income before equity in undistributed net income
  of subsidiaries                                     3,303     1,391       181
Equity in undistributed net income of subsidiaries    3,504     4,791     5,659
                                                     ------    ------    ------
Net income                                           $6,807    $6,182    $5,840
                                                     ======    ======    ======

PennRock Financial Services Corp. (Parent Company Only) Condensed Statements of Cash Flows

In thousands                                                   December 31,
                                                           ---------------------
                                                            1996     1995     1994
                                                           -------  -------  -------
Operating activities
  Net income                                                $6,807   $6,182   $5,840
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
    Equity in undistributed net income of subsidiaries      (3,504)  (4,791)  (5,659)
    Net realized gain on sale of available for sale
      securities                                              (278)    (145)     (60)
    Increase (decrease) in due from bank subsidiary             63     (219)    (479)
    Other, net                                                 144      118      (10)
                                                           -------  -------  -------
  Net cash provided by (used in) operating activities        3,232    1,145     (368)

Investing activities
  Proceeds from sales of securities available for sale       1,156    1,147      637
  Purchases of securities available for sale                  (760)  (1,009)    (544)
                                                           -------  -------  -------
  Net cash provided by investing activities                    396      138       93

Financing activities
  Issuance of common and treasury stock                      1,406    1,637    1,900
  Acquisition of treasury stock                             (1,852)    (375)
  Cash dividends paid                                       (2,722)  (2,480)  (2,308)
  Cash paid with stock dividend                                                  (11)
                                                           -------  -------  -------
  Net cash used in financing activities                     (3,168)  (1,218)    (419)
                                                           -------  -------  -------
  Increase (decrease) in cash and cash equivalents             460       65     (694)
  Cash and cash equivalents at beginning of year               140       75      769
                                                           -------  -------  -------
  Cash and cash equivalents at end of year                  $  600   $  140   $   75
                                                           =======  =======  =======

                                       60


NOTE 20: CONSOLIDATED QUARTERLY FINANCIAL DATA (Unaudited)

In thousands                                  1996
                                -------------------------------
                                 First   Second  Third  Fourth
                                Quarter Quarter Quarter Quarter
                                ------- ------- ------- -------
Interest income                 $9,906  $10,339 $10,178 $10,244
Interest expense                 4,719    4,879   4,633   4,670
                                ------  ------- ------- -------
Net interest income              5,187    5,460   5,545   5,574
Provision for loan losses          149      149     151     151
Non-interest income                902      773   1,125   1,420
Non-interest expense             3,662    3,946   4,262   4,509
                                ------  ------- ------- -------
Income before income taxes       2,278    2,138   2,257   2,334
Income taxes                       618      432     483     667
                                ------  ------- ------- -------
Net income                      $1,660  $ 1,706 $ 1,774 $ 1,667
                                ======  ======= ======= =======
Net income per share            $  .27  $  .28  $  .29  $  .27
Dividends declared per share    $  .11  $  .11  $  .11  $  .12

                                               1995
                                -------------------------------
                                 First   Second  Third  Fourth
                                Quarter Quarter Quarter Quarter
                                ------- ------- ------- -------
Interest income                  $9,093  $9,613  $9,825  $9,872
Interest expense                  4,561   5,019   5,026   4,786
                                 ------  ------ ------- -------
Net interest income               4,532   4,594   4,799   5,086
Provision for loan losses            89      90     110      71
Non-interest income                 661     801     822     915
Non-interest expense              3,315   3,348   3,378   3,479
                                 ------  ------ ------- -------
Income before income taxes        1,789   1,957   2,133   2,451
Income taxes                        470     368     479     831
                                 ------  ------ ------- -------
Net income                       $1,319  $1,589  $1,654  $1,620
                                 ======  ====== ======= =======
Net income per share             $  .22  $  .26  $  .27  $  .27
Dividends declared per share     $  .10  $  .10  $  .10  $  .11

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

                                    PART III
                                    --------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors and nominees for election to the Board of Directors is incorporated herein by reference to the Registrant's Proxy Statement for its annual meeting to be held on April 22, 1997 under the caption "Information about Nominees and Continuing Directors", and information concerning executive officers is included under Part I, Item 4A, "Executive Officers of the Registrant" of this report on Form 10-K.

Item 11.  EXECUTIVE COMPENSATION

Information concerning director compensation is incorporated herein by reference to the Registrant's Proxy Statement for its annual meeting to be held on April 22, 1997 under the caption "Compensation of Directors" and concerning executive compensation under the caption "Executive Compensation and Related Matters," except that information appearing under the caption "Board Report on Executive Compensation" and information appearing under the caption "Stock Performance Graph" is not incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners is incorporated herein by reference to the Registrant's Proxy Statement for its annual meeting to be held on April 22, 1997, under the caption "Voting of Shares and Principal Holders Thereof" and concerning security ownership of management under the caption "Information about Nominees and Continuing Directors."

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information under the caption "Transactions with Directors and Executive Officers" is incorporated herein by reference to the Registrant's Proxy Statement for its annual meeting to be held on April 22, 1997.

                                     PART IV
                                     -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1. Financial Statements

        The consolidated financial statements listed on the index to Item 8 of this Annual Report on Form 10-K are filed as a part of this Annual Report.

(a)  2. Financial Statement Schedules

        All schedules applicable to the Registrant are shown in the respective financial statements or in the notes thereto included in this Annual Report.

(a)  3. Exhibits

        (3)(a) Article of Incorporation of the Corporation are incorporated by reference to Exhibit 3(a) to Form 10-Q for the quarter ended June 30, 1996.

        (3)(b)  Bylaws of the Corporation are incorporated by reference to
                Exhibit 3(b) to Form 10-K for the year ended December 31,
                1993.

        (10)(a) Omnibus Stock Plan is incorporated by reference to Exhibit A to Form 10-Q for the quarter ended March 31, 1992.

        (10)(b) Executive Compensation Bonus Plan is incorporated by reference to Exhibit 10(b) to Form 10-K for the year ended December 31, 1991.

        (10)(c) Executive Incentive Compensation Plan is incorporated by reference to Exhibit 10(c) to Form 10-K for the year ended December 31, 1994.

        (10)(d) Melvin Pankuch Deferred Compensation Agreement Plan is incorporated by reference to Exhibit 10(d) to Form 10-K for the year ended December 31, 1995.

        (21)    Subsidiaries of the Registrant

        (23)    Consent of Independent Auditors

        (27)    Financial Data Schedule

(b)     Reports on Form 8-K

        There were no reports on Form 8-K filed in the fourth quarter of 1996.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              PENNROCK FINANCIAL SERVICES CORP.
                                              ---------------------------------
                                                         (Registrant)

Dated: March 11, 1997                         By /s/ Glenn H. Weaver
                                              ---------------------------------
                                              Glenn H. Weaver, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 11th of March, 1997.

       Signatures                                   Title
------------------------                   ------------------------

/s/  Norman Hahn                           Chairman and director
------------------------
       NORMAN HAHN

/s/  Glenn H. Weaver                       President and Director
------------------------
    GLENN H. WEAVER

/s/  Robert K. Weaver                      Secretary and Director
------------------------
    ROBERT K. WEAVER

/s/  Melvin Pankuch                        Executive Vice President,
------------------------                     Chief Executive Officer
     MELVIN PANKUCH                          and Director

/s/  George B. Crisp                       Vice President and
------------------------                     Treasurer (Principal
     GEORGE B. CRISP                         Accounting and Financial
                                             Officer)

/s/  Dale M. Weaver                        Director
------------------------
      DALE M. WEAVER

/s/  Aaron S. Kurtz                        Director
------------------------
     AARON S. KURTZ

/s/  Robert L. Spotts                      Director
------------------------
    ROBERT L. SPOTTS

/s/  Elton Horning                         Director
------------------------
      ELTON HORNING

/s/  Lewis M. Good                         Director
------------------------
     LEWIS M. GOOD

ANNUAL REPORT ON FORM 10-K
INDEX EXHIBIT
YEAR ENDED DECEMBER 31, 1996

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

   3(b) Bylaws - filed as exhibit 3(b) to Form 10-Q for the quarter ended June 30, 1996, and are incorporated herein by reference.

   10(a) Omnibus Stock Plan - incorporated by reference to Exhibit A to Form 10-Q for the quarter ended
          March 31, 1992

   10(b) Executive Compensation Bonus Plan - incorporated by reference to Exhibit 10(a) to Form 10-K for the year ended December 31, 1992

   10(c) Executive Incentive Compensation Plan - incorporated by reference to Exhibit 10(c) to Form 10-K for the year ended December 31, 1994

   10(d) Melvin Pankuch Deferred Compensation Agreement Plan is incorporated by reference to Exhibit 10(d) to Form 10-K for the year ended December 31, 1995.

   21     Subsidiaries of Registrant

   23     Consent of Independent Auditors

   27     Financial Data Schedule