Form 10-Q
period 1997-03-31
PENNROCK FINANCIAL SERVICES CORP
filed 1997-05-14
CIK 790988

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
            -------------------------------------------------------
                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended March 31, 1997       Commission File Number 0-15040
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
 Yes /X/ No

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                      Class                   Outstanding at May 5, 1997
          ------------------------------    --------------------------------
          Common Stock ($2.50 par value)            6,050,953 Shares

                       PENNROCK FINANCIAL SERVICES CORP.
                       ---------------------------------
                                   FORM 10-Q
                                   ---------
                      For the Quarter Ended March 31, 1996

                                    Contents
                                    --------
PART I. FINANCIAL INFORMATION
-----------------------------
Item 1. Financial Statements

        Consolidated balance sheets - March 31, 1997,
        December 31, 1996 and March 31, 1996.

        Consolidated statements of income - Three months ended
        March 31, 1997 and 1996.

        Consolidated statements of cash flows - Three months ended March 31, 1997 and 1996.

        Notes to condensed consolidated financial statements - March 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION
--------------------------
Item 6. Exhibits and Reports on Form 8-K

SIGNATURES
----------

                                     Part I
                    For the Quarter Ended March 31, 1997

Item 1.  Financial Statements

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                    March 31,  December 31,   March 31,
(Amounts in thousands)                1997         1996         1996
                                  ------------ -----------  ------------
ASSETS
Cash and due from banks              $ 21,376     $ 16,405     $ 17,268
Short-term investments                    764        1,244          465
Mortgages held for sale                 8,399        5,690        6,069
Securities available for sale         205,281      186,026      200,912
Loans:
  Loans, net of unearned income       337,142      319,354      308,401
  Allowance for loan losses            (4,147)      (4,049)      (3,693)
                                    ---------    ---------    ---------
  Net loans                           332,995      315,305      304,708
Bank premises and equipment            10,924       10,662        9,181
Accrued interest receivable             3,693        3,333        3,469
Other assets                           10,417        8,938        7,342
                                    ---------    ---------    ---------
Total assets                         $593,849     $547,603     $549,414
                                    =========    =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Non-interest bearing             $ 67,856     $ 65,537     $ 59,259
    Interest bearing                  387,267      385,930      358,819
                                    ---------    ---------    ---------
    Total deposits                    455,123      451,467      418,078
  Short-term borrowings                41,093       22,106       64,269
  Long-term debt                       37,000       14,000        9,000
  Accrued interest payable              2,576        2,758        2,570
  Other liabilities                     4,537        3,543        4,134
                                    ---------    ---------    ---------
  Total liabilities                   540,329      493,874      498,051
Stockholders' Equity:
  Common stock, par value $2.50 per
    share; authorized - 20,000,000
    shares; issued - 6,077,299 shares
    of which 26,346, 39,880 and
    16,973 shares are held as
    treasury stock, respectively       15,193       15,193       15,193
  Surplus                              11,107       11,153       11,106
  Unrealized losses on securities
    available for sale, net of
    deferred taxes                     (2,424)        (816)        (494)
  Retained earnings                    30,117       28,939       25,846
                                    ---------    ---------    ---------
                                       53,993       54,469       51,651
  Less treasury stock, at cost           (473)        (740)        (288)
                                    ---------    ---------    ---------
  Total stockholders' equity           53,520       53,729       51,363
                                    ---------    ---------    ---------
  Total liabilities and
    stockholders' equity             $593,849     $547,603     $549,414
                                    =========    =========    =========

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                    Three Months Ended
(Amounts in thousands)                   March 31,
                                    -------------------
                                      1997       1996
                                    -------     -------
Interest income:
 Interest and fees on loans          $7,430      $6,900
 Securities:
    Taxable                           2,109       2,324
    Tax-exempt                          898         588
 Mortgages held for sale                192          87
 Other                                   18           7
                                    -------     -------
 Total interest income               10,647       9,906
Interest expense:
 Deposits                             4,093       3,892
 Short-term borrowings                  418         691
 Long-term debt                         196         136
                                    -------     -------
 Total interest expense               4,707       4,719
                                    -------     -------
 Net interest income                  5,940       5,187
Provision for loan losses                30         149
                                    -------     -------
                                      5,910       5,038
Other income:
 Service charges on deposit
   accounts                             328         277
 Other service charges and fees          18          12
 Fiduciary activities                   199         166
 Net realized gains (losses) on sales
   of available for sale securities      (5)        415
 Mortgage banking                       419          20
 Other                                  149          13
                                    -------     -------
 Total other income                   1,108         903
                                    -------     -------
 Net interest and other income        7,018       5,941
                                    -------     -------
Other expenses:
 Salaries and benefits                2,588       2,019
 Occupancy, net                         411         312
 Equipment depreciation and service     295         276
 Other                                1,240       1,055
                                    -------     -------
 Total other expense                  4,534       3,662
                                    -------     -------
 Income before income taxes           2,484       2,279
Income taxes                            578         618
                                    -------     -------
 Net income                          $1,906      $1,661
                                    =======     =======
Earnings per share                   $  .31      $  .27
Cash dividends per share                .12         .11

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                Three Months Ended
                                                     March 31,
(Amounts in thousands)                        -----------------------
                                                 1997          1996
                                              ---------     ---------
Cash used in operations                        ($   776)     ($   170)
Investing activities:
  Proceeds from sales of securities available
    for sale                                     11,298        24,231
  Purchases of securities available for sale    (36,156)      (34,215)
  Maturities of securities available for sale     3,213         3,612
  Net increase in loans                         (17,720)      (10,493)
  Purchases of premises and equipment              (504)         (290)
                                               --------      --------
     Net cash used in investing activities      (39,869)      (17,155)
Financing activities:
  Net increase non-interest bearing deposits      2,319         1,484
  Net increase (decrease)in interest bearing
    deposits                                      1,337        (1,335)
  Increase in short-term borrowings              18,987        16,792
  Increase in long-term debt                     23,000
  Issuance of common and treasury                   328           247
  Acquisition of treasury stock                    (110)         (288)
  Cash dividends                                   (725)         (669)
                                               --------      --------
     Net cash provided by financing activities   45,136        16,231
                                               --------      --------
     Increase (decrease) in cash and
       cash equivalents                           4,491        (1,094)
     Cash and cash equivalents,
       beginning of year                         17,649        18,827
                                               --------      --------
     Cash and cash equivalents, end of period   $22,140       $17,733
                                               ========      ========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 1997

NOTE 1. ACCOUNTING POLICIES

  The accompanying consolidated financial statements include the accounts of PennRock Financial Services Corp. and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

  PennRock Financial Services Corp. (PennRock or the Company) is a bank holding company incorporated under the laws of Pennsylvania in 1986. Blue Ball National Bank (the Bank), a wholly owned subsidiary of PennRock, provides a broad rang of banking, trust and other financial services to consumers, small businesses and corporations in south-central and southeastern Pennsylvania. The Bank's mortgage banking subsidiary, Atlantic Regional Mortgage Corporation (ARMCO) originates and sells residential first-mortgage loans of various types in the Maryland, Delaware, Pennsylvania, Washington D.C., Virginia, North Carolina and South Carolina markets.

  The information contained in the financial statements is unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of interim periods have been made. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

  The accounting policies of PennRock Financial Services Corp. and its subsidiaries, as applied in the consolidated interim financial statements presented, are substantially the same as those followed on an annual basis as presented in the 1996 Annual Report to shareholders except that, as of January 1, 1997, PennRock adopted Statement of Financial Accounting
  Standard No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" issued by the Financial Accounting Standards Board in June 1996, as discussed in Note 3 of this
  Form 10-Q. For further information on PennRock's accounting policies, refer to the consolidated financial statements and footnotes thereto included in PennRock's annual report on Form 10-K for the year ended December 31, 1996.

NOTE 2. COMMITMENTS AND CONTINGENT LIABILITIES

  The financial statements do not reflect various commitments and contingent liabilities, such as commitments to extend credit, letters of credit, guarantees, and liability for assets held in Trust, which arise in the normal course of business. Commitments under outstanding letters of credit amounted to $9.8 million at March 31, 1997. Management does not anticipate any significant loss as a result of these transactions.

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

  SFAS 125 requires that a liability cease to be recognized if and only if either (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability either judicially or by the creditor.
  SFAS 125 is effective for transfers of financial assets and extinguishments of liabilities occurring after December 31, 1996 except that the rules governing secured borrowing and collateral as well as transfer of financial assets for repurchase agreements, dollar rolls and securities lending are delayed until years beginning after December 31, 1997. Earlier or retroactive application is not permitted. Also, the extension of the SFAS
  115 approach to certain non-security financial assets and the amendment to SFAS 115 is effective for financial assets held on or acquired after January 1, 1997. No material financial statement impact is expected from the adoption of SFAS 125.

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 (SFAS 128), "Earnings Per Share."
  SFAS 128 simplifies the standards for computing earnings per share (EPS) by amending Accounting Principles Board Opinion No. 15. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. It also requires a reconciliation of the numerator and denominator of basic and diluted EPS. SFAS 128 is effective for periods ending after December 15, 1997 and requires restatement of all prior period EPS data presented. SFAS 128 will not have a significant impact on the earnings per share of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  This section presents management's discussion and analysis of the financial condition and results of operations of PennRock Financial Services Corp. and its subsidiaries. This discussion should be read in conjunction with the financial statements which appear elsewhere in this report.

  Total assets of PennRock increased $46.2 million or 8.4% since the end of 1996 and by $44.4 million or 8.1% over March 31, 1996. The increases in assets were reflected in increases in loans outstanding as loans increased $17.8 million or 5.6% for the year-to-date and by $28.7 million or 9.3% since last year and by increases in securities (measured on an amortized cost basis) which increased $21.7 million or 11.6% since year-end and by $7.6 million or 3.6% from March 31 last year.

  Net income for the current quarter was $1.9 million or $.31 per share compared with $1.7 million or $.27 per share for the first quarter of 1996, an increase of $245,000 or 14.8%. Net interest income increased $712,000 from the first quarter of 1996 due to volume increases and wider spreads, while other income excluding security transactions increased $665,000 and other expenses increased $872,000.

  Dividends declared for the quarter totaled $726,000 or $.12 per share. This represented 38.1% of net income. Dividends declared during the first quarter of last year were $668,000 or $.11 per share.

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

  Table 1 presents net interest income on a fully taxable equivalent basis for the first quarter of 1997 and 1996. For the first quarter of 1997, net interest income on a fully taxable equivalent basis totaled $6.4 million, an increase of $973,000 or 17.9% from $5.4 million earned for the same period last year.

TABLE 1 - NET INTEREST INCOME

                                 Three Months Ended
(Amounts in thousands)                March 31,
                                --------------------
                                  1997       1996
                                --------   --------
Total interest income           $10,647     $9,906
Total interest expense            4,707      4,719
                                -------    -------
Net interest income               5,940      5,187
Tax equivalent adjustment           474        254
                                -------    -------
Net interest income
  (fully taxable equivalent)    $ 6,414     $5,441
                                =======    =======

  Table 2 presents the average balances, taxable equivalent interest income and expense and rates for PennRock's assets and liabilities for the three months ended March 31, 1997 and 1996. Both the interest rate spread and net interest margin are higher in 1997 than in 1996 because the average rates on interest earning assets increased by 44 basis points while the average cost of funds declined by 15 basis points. As a result, PennRock's interest rate spread and net interest margins both increased 58 basis points from the first quarter of last year.

TABLE 2 - AVERAGE BALANCES, RATES, AND INTEREST INCOME AND EXPENSE

                                               Three Months Ended March 31,
(Amounts in thousands)            ------------------------------------------------------
                                             1997                        1996
                                  --------------------------  --------------------------
                                   Average            Yield/   Average            Yield/
                                   Balance  Interest   Rate    Balance  Interest   Rate
                                  --------  --------  ------  --------  --------  ------
ASSETS
Interest earning assets
 Money market investments         $  1,310   $    18   5.45%  $    310   $     8  10.24%
 Mortgages held for sale             4,780       192  15.94%     3,502        87   9.86%
 Securities available for sale     193,893     3,455   7.07%   197,686     3,165   6.35%
 Loans:
   Mortgage                        179,072     4,060   9.00%   165,289     3,726   8.94%
   Commercial                       86,761     1,943   8.88%    86,817     1,931   8.82%
   Consumer                         57,078     1,453  10.10%    50,004     1,243   9.86%
                                  --------   -------          --------   -------
   Total loans                     322,911     7,456   9.16%   302,110     6,900   9.06%
                                  --------   -------          --------   -------
 Total earning assets              522,894    11,121   8.44%   503,608    10,160   8.00%
Other assets                        34,423   -------            30,167   -------
                                  --------                    --------
                                  $557,317                    $533,755
                                  ========                    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
 Demand                           $ 72,248       440   2.39%  $ 70,962       449   2.51%
 Savings                            61,370       324   2.17%    60,726       333   2.18%
 Time                              241,055     3,329   5.20%   229,821     3,110   5.37%
                                  --------   -------          --------   -------
 Total interest bearing deposits   374,673     4,093   4.21%   361,509     3,892   4.27%
Short-term borrowings               41,932       418   4.97%    50,534       691   5.42%
Long-term debt                       5,902       196   5.22%     9,000       136   6.00%
                                  --------   -------          --------   -------
Total interest bearing liabilities 422,507     4,707   4.30%   421,043     4,719   4.45%
Non-interest bearing deposits       59,455   -------            53,778   -------
Other liabilities                    8,640                       6,476
Stockholders' equity                50,613                      52,478
                                  --------                    --------
Total liabilities and
 stockholders' equity             $541,215                    $533,755
                                  ========                    ========
Net interest income                           $6,414                     $ 5,441
                                              ======                     =======
Interest rate spread                                   4.14%                       3.56%
                                                      ======                       =====
Net interest margin                                    4.87%                       4.29%
                                                      ======                       =====

PROVISION AND ALLOWANCE FOR LOAN LOSSES

  The provision for loan losses charged to earnings was $30,000 for the first quarter of 1996 compared with $149,000 for the first quarter of last year.
  The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. The adequacy of the allowance will continue to be examined in light of past loan loss experience, current economic conditions, volume of non-performing and delinquent loans and other relevant factors. The allowance is established at a level considered by management to be adequate to absorb potential future losses contained in the portfolio and is monitored on a continuous basis with independent formal reviews conducted semiannually. The allowance is increased by provisions charged to expense and decreased by net charge-offs.

  Table 3 reflects an analysis of the allowance for loan losses for the first quarter of 1997 and 1996.

TABLE 3 - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                           Three Months Ended
(Amounts in thousands)                          March 31,
                                          -------------------
                                            1997       1996
                                          --------   --------
Balance, beginning of period               $4,049     $3,661
Provision charged to operating expense         30        149
Total loans charged off                       (51)      (119)
Total recoveries                              119          2
                                          -------    -------
Net charge-offs                                98       (118)
                                          -------    -------
Balance, end of period                     $4,147     $3,693
                                          =======    =======
Total loans:
  Average                               $322,911    $302,110
  Period-end                             337,142     308,401
Ratios:
  Net charge-offs to
    average loans (annualized)               .06%        .16%
  Allowance for loan losses to
    period-end loans                        1.23%       1.20%

NON-PERFORMING ASSETS

  Table 4 reflects PennRock's non-performing assets at March 31, 1997,
  December 31, 1996 and March 31, 1996. PennRock's policy is to discontinue the accrual of interest on loans for which the principal or interest is past due 90 days or more unless the loan is well secured and corrective action has begun or the loan is in the process of collection.
  When a loan is placed on non-accrual status, any unpaid interest is charged against income. Other real estate owned represents property acquired through foreclosure.

TABLE 4 - NON-PERFORMING ASSETS

                                        March 31,   December 31,    March 31,
(Amounts in thousands)                    1997          1996          1996
                                      ------------  ------------  ------------
Non-accrual loans                             $326        $  795        $  519
Loans accruing but 90 days past due
  as to principal or interest                   57           311           584
                                         ---------     ---------     ---------
Total non-performing loans                     383         1,106         1,103
Other real estate owned                        187           187           558
                                         ---------     ---------     ---------
Total non-performing assets                   $570        $1,293        $1,661
                                         =========     =========     =========
Ratios:
  Non-performing loans to total loans        0.11%         0.35%         0.36%
  Non-performing assets to total loans
  and other real estate owned                0.17%         0.40%         0.54%
  Allowance for loan losses to
    non-performing loans                  1083.77%       366.09%       334.81%

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

  Total deposits increased $3.7 million or .8% since year end and $37.0 million or 8.9% from last year. Total borrowings increased $42.0 million or 116.3% since year end and by $4.8 million or 6.6% from last year. Table 5 reflects the changes in the major classifications of deposits and borrowings by comparing the balances at the end of the first quarter of 1997 with year-end and the first quarter of 1996.

TABLE 5 - DEPOSITS AND BORROWINGS BY MAJOR CLASSIFICATION
(Amounts in thousands)

                                   March 31,    December 31,    March 31,
                                     1997           1996          1996
                                 -------------  ------------  -------------
Non-interest bearing                  $ 67,856      $ 65,537       $ 59,259
NOW accounts                            38,575        41,209         37,886
Money market deposit accounts           33,037        34,125         32,272
Savings accounts                        60,273        59,977         62,207
Time deposits under $100,000           227,955       224,071        204,978
                                     ---------     ---------      ---------
Total core deposits                    427,696       424,919        396,602
Time deposits of $100,000 or more       27,427        26,548         21,476
                                     ---------     ---------      ---------
Total deposits                         455,123       451,467        418,078
Short-term borrowings                   41,093        22,106         64,269
Long-term debt                          37,000        14,000          9,000
                                     ---------     ---------      ---------
Total deposits and borrowings         $533,216      $487,573       $491,347
                                     =========     =========      =========

CAPITAL RESOURCES:

  Total stockholders' equity increased $2.2 million or 4.2% from March 31, 1996 and declined $209,000 or .39% since year-end 1996. Stockholders' equity is impacted by changes in the unrealized market gains and losses of the securities available for sale portfolio, net of deferred taxes. The securities available for sale portfolio had net unrealized losses of $3.8 million, $1.2 million and $.7 million at March 31, 1997, December 31, 1996 and March 31, 1996, respectively.

  On June 27, 1995, the Company announced that the Board of Directors had authorized the purchase of up to 200,000 shares of its outstanding common stock. The shares are to be used for general corporate purposes including employee benefit and executive compensation plans or for the dividend reinvestment plan. On June 11, 1996, the Board of Directors extended this program for an additional 12 months. Since the program was adopted PennRock has repurchased 120,083 shares of which 26,346 shares were held as treasury shares as of March 31, 1997.

  Table 6 shows PennRock's capital resources at March 31, 1997 and at December 31 and March 31, 1996. PennRock exceed all minimum capital guidelines.

TABLE 6 - CAPITAL RESOURCES

                                    March 31,    December 31,    March 31,
                                      1997           1996          1996
                                  -------------  ------------  -------------
  Leverage ratio:
   Total capital to total assets         9.98%         9.96%          9.38%
   Tier 1 capital to total assets        9.28%         9.80%          9.21%
  Risk-based capital ratios:
   Tier 1 capital to risk weighted
     assets                             14.29%        14.95%         15.52%
   Total capital to risk weighted
     assets                             15.37%        16.08%         16.64%

                          PART II.  OTHER INFORMATION
                          ---------------------------
                    For the Quarter ended March 31, 1997

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits
      27. Financial Data Schedule regarding unaudited interim financial information of PennRock for the quarter ended March 31, 1997.

  (b) Reports on Form 8-K
      There were no reports on Form 8-K filed for the three months ended March 31, 1997.

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

Date: May 13, 1997            By:  /s/ Melvin Pankuch
-----------------------       -----------------------------------------------
                                   Melvin Pankuch
                                   Executive Vice President and
                                   Chief Executive Officer

Date: May 13, 1997            By:  /s/ George B. Crisp
------------------------      -----------------------------------------------
                                   George B. Crisp
                                   Vice President and Treasurer
                                   (Principal Financial and Accounting Officer)