Form 10-Q
period 1997-06-30
PENNROCK FINANCIAL SERVICES CORP
filed 1997-08-15
CIK 790988

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

            -------------------------------------------------------

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended June 30, 1997    Commission File Number 0-15040
                         -------------                           -------

                       PennRock Financial Services Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Pennsylvania                        23-2400021
         -------------------------------         --------------------
         (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)          Identification No.)

                  1060 Main St.
             Blue Ball, Pennsylvania                     17506
     ---------------------------------------          ----------
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

 Yes /X/ No

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                      Class                 Outstanding at July 30, 1997
          ------------------------------    --------------------------------
          Common Stock ($2.50 par value)            6,064,822 Shares

                       PENNROCK FINANCIAL SERVICES CORP.
                       ---------------------------------

                                   FORM 10-Q
                                   ---------
                      For the Quarter Ended June 30, 1997

                                    Contents
                                    --------
PART I. FINANCIAL INFORMATION
-----------------------------
Item 1. Financial Statements

        Consolidated balance sheets - June 30, 1997,
        December 31, 1996 and June 30, 1996.

        Consolidated statements of income - Six months ended
        June 30, 1997 and 1996.

        Consolidated statements of cash flows - Six months ended June 30, 1997 and 1996.

        Notes to condensed consolidated financial statements - June 30, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION
--------------------------
Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K


SIGNATURES
----------

                                     Part I

                      For the Quarter Ended June 30, 1997

Item 1.  Financial Statements

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                    June 30,   December 31,   June 30,
(Amounts in thousands)                1997         1996         1996
                                   ----------- -----------  ------------
ASSETS
Cash and due from banks              $ 20,263     $ 16,405     $ 17,432
Short-term investments                 27,739        1,244          879
Mortgages held for sale                27,075        5,690        1,929
Securities available for sale         162,211      186,026      192,012
Loans:
  Loans, net of unearned income       355,198      319,354      317,478
  Allowance for loan losses            (4,076)      (4,049)      (3,806)
                                    ---------    ---------    ---------
  Net loans                           351,122      315,305      313,672
Bank premises and equipment            11,429       10,662        9,000
Accrued interest receivable             3,574        3,333        3,431
Other assets                            9,937        8,938       12,257
                                    ---------    ---------    ---------
Total assets                         $613,350     $547,603     $550,612
                                    =========    =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Non-interest bearing             $ 66,618     $ 65,537     $ 59,643
    Interest bearing                  407,802      385,930      364,602
                                    ---------    ---------    ---------
    Total deposits                    474,420      451,467      424,245
  Short-term borrowings                10,425       22,106       58,524
  Long-term debt                       62,000       14,000        9,000
  Accrued interest payable              3,200        2,758        2,625
  Other liabilities                     6,254        3,543        6,298
                                    ---------    ---------    ---------
  Total liabilities                   556,299      493,874      500,612
Stockholders' Equity:
  Common stock, par value $2.50
  per share; authorized - 20,000,000
  shares; issued - 6,077,299 of which
  12,617, 39,880 and 12,333 shares
  are held as treasury stock,
  respectively                         15,193       15,193       15,193
  Surplus                              11,107       11,153       11,153
  Unrealized gains (losses) on
    securities available for sale,
    net of deferred taxes                (297)        (816)      (2,642)
  Retained earnings                    31,287       28,939       26,887
                                    ---------    ---------    ---------
                                       57,290       54,469       50,591
  Less treasury stock, at cost           (239)        (740)        (671)
                                    ---------    ---------    ---------
  Total stockholders' equity           57,051       53,729       49,920
                                    ---------    ---------    ---------
  Total liabilities and
    stockholders' equity             $613,350     $547,603     $550,612
                                    =========    =========    =========

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                 Three Months Ended      Six Months Ended
(Amounts in thousands)                June 30,               June 30,
                                --------------------   ---------------------
                                  1997       1996         1997       1996
                                 ------     ------       ------     ------
Interest income:
 Interest and fees on loans      $8,029     $7,153      $15,492    $14,052
 Securities:
    Taxable                       2,038      2,451        4,147      4,775
    Tax-exempt                    1,094        664        1,992      1,252
 Mortgages held for sale            280         61          411        147
 Other                               31         10           47         18
                                 -------    -------      -------    -------
 Total interest income           11,472     10,339       22,089     20,244
Interest expense:
 Deposits                         4,237      3,782        8,330      7,674
 Short-term borrowings              744        963        1,162      1,654
 Long-term debt                     595        134          791        270
                                 -------    -------      -------    -------
 Total interest expense           5,576      4,879       10,283      9,598
                                 -------    -------      -------    -------
 Net interest income              5,896      5,460       11,806     10,646
Provision for loan losses            44        149           74        298
                                 -------    -------      -------    -------
                                   5,852      5,311       11,732    10,348
Other income:
 Service charges on deposit
   accounts                         352        271          680        522
 Other service charges and fees      18         97           32        163
 Fiduciary activities               206        182          405        348
 Security gains, net                551         86          547        501
 Mortgage banking                   873        122        1,320        143
 Other                               96         15          245         (1)
                                 -------    -------      -------    -------
 Total other income               2,096        733        3,233      1,676
                                 -------    -------      -------    -------
 Net interest and other income    7,948      6,084       14,965     12,024
                                 -------    -------      -------    -------
Other expenses:
 Salaries and benefits            3,092      2,333        5,681      4,352
 Occupancy, net                     484        304          895        616
 Equipment depreciation and service 353        322          648        598
 Other                            1,488        987        2,727      2,042
                                 -------    -------      -------    -------
 Total other expense              5,417      3,946        9,951      7,608
                                 -------    -------      -------    -------
 Income before income taxes       2,531      2,138        5,014      4,416
Income taxes                        602        432        1,180      1,051
                                 -------    -------      -------    -------
 Net income                      $1,929     $1,706       $3,834     $3,365
                                 =======    =======      =======    =======
Earnings per share               $  .32     $  .28       $  .63     $  .55
Cash dividends per share         $  .12     $  .11       $  .24     $  .22

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                  Six Months Ended
                                                      June 30,
(Amounts in thousands)                        -----------------------
                                                 1997           1996
                                              ---------      ---------
Cash from (used in) operations                ($ 15,974)       $ 4,555
Investing activities:
  Proceeds from sales of securities available
    for sale                                     68,705         36,119
  Purchases of securities available for sale    (49,933)       (42,219)
  Maturities of securities available for sale     6,494          5,343
  Net increase in loans                         (35,891)       (19,606)
  Purchases of premises and equipment            (1,288)          (363)
                                               --------       --------
     Net cash used in investing activities      (11,913)       (20,726)
Financing activities:
  Net increase in non-interest bearing deposits   1,080          1,868
  Net increase in interest bearing deposits      21,872          4,448
  Net increase (decrease) in short-term
    borrowings                                  (11,680)        11,048
  Increase in long-term debt                     48,000
  Issuance of common and treasury stock             693            295
  Acquisition of treasury stock                    (272)          (671)
  Cash dividends                                 (1,454)        (1,333)
                                               --------       --------
     Net cash provided by financing activities   58,239         15,655
                                               --------       --------
     Increase (decrease) in cash and
       cash equivalents                          30,352           (516)
     Cash and cash equivalents,
       beginning of year                         17,649         18,827
                                               --------       --------
     Cash and cash equivalents, end of period   $48,001        $18,311
                                               ========       ========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 1997

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

  The information contained in the financial statements is unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of interim periods have been made. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

  The accounting policies of PennRock Financial Services Corp. and its subsidiaries, as applied in the consolidated interim financial statements presented, are substantially the same as those followed on an annual basis as presented in the 1996 Annual Report to shareholders except that, as of January 1, 1997, PennRock adopted Statement of Financial Accounting
  Standard No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" issued by the Financial Accounting Standards Board in June 1996, as discussed in Note 3 of Form 10-Q filed for the first quarter of 1997. For further information on PennRock's accounting policies, refer to the consolidated financial statements and footnotes thereto included in PennRock's annual report on Form 10-K for the year ended December 31, 1996.

NOTE 2. COMMITMENTS AND CONTINGENT LIABILITIES

  The financial statements do not reflect various commitments and contingent liabilities, such as commitments to extend credit, letters of credit, guarantees, and liability for assets held in Trust, which arise in the normal course of business. Commitments under outstanding letters of credit amounted to $10.3 million at June 30, 1997. Management does not anticipate any significant loss as a result of these transactions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  This section presents management's discussion and analysis of the financial condition and results of operations of PennRock Financial Services Corp. and subsidiaries. This discussion should be read in conjunction with the financial statements which appear elsewhere in this report.

  Total assets of PennRock increased $65.7 million or 12.0% since the end of 1996 and by $63.7 million or 11.4% over June 30, 1996. The increases in assets were primarily reflected in increases in loans outstanding as loans increased $35.8 million or 11.2% for the year-to-date and by $37.7 million or 11.9% since last year. Mortgages held for sale and short-term investments (primarily federal funds sold) also recorded large increases. Total securities (measured on an amortized cost basis) decreased $24.6 million or 13.1% since year-end and by $32.4 million or 16.6% from June 30 last year.

  Deposits grew $23.0 million or 5.1% since year end and by $50.2 million or 11.8% from last year. Total borrowed funds, consisting of short-term borrowings and long-term debt, increased $36.1 million since the end of 1996 and by $4.9 million or 7.6% from June 30, 1996. Stockholders' equity increased $3.3 million or 6.2% and $7.1 or 14.3% over year end and last year respectively.

  Net income for the current quarter was $1.9 million or $.32 per share compared with $1.7 million or $.28 per share for the second quarter of 1996, an increase of $223,000 or 13.1%. Net interest income increased $436,000 from the second quarter of 1996 due to volume increases and wider spreads, while other income excluding security gains increased $898,000 and other expenses increased $1,471,000.

  Dividends declared for the quarter totaled $729,000 or $.12 per share. This represented 37.8% of net income. Dividends declared during the second quarter of last year were $664,000 or $.11 per share.

  Net income for the first six months of 1997 was $3.8 million or $.63 per share compared with $3.4 million or $.55 per share for the first six months of 1996, an increase of $469,000 or 13.9%. Net interest income increased $1.8 million from the first six months of 1996 while other income excluding security gains increased $1.5 million and other expenses increased $2.3 million.

  Dividends declared for the first six months of 1997 totaled $1.5 million or $.24 per share compared with $1.3 million or $.22 per share paid for the same period in 1997. This represented 37.9% of net income in 1997.

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

  Table 1 presents net interest income on a fully taxable equivalent basis for the second quarter and first six months of 1997 and 1996. For the second quarter of 1997, net interest income on a fully taxable equivalent basis totaled $6.3 million, an increase of $516,000 or 9.0% from $5.80 million earned for the same period of 1996. For the first six months of 1997, net interest income on a fully taxable equivalent basis totaled $12.7 million, an increase of $1.4 million or 12.7% from $11.2 million earned for the first six months of 1996.


TABLE 1 - NET INTEREST INCOME

                                 Three Months Ended     Six Months Ended
(Amounts in thousands)                June 30,              June 30,
                                -------------------   -------------------
                                  1997       1996       1997       1996
                                --------   --------   --------   --------
Total interest income           $11,472    $10,339     $22,080    $20,244
Total interest expense            5,576      4,879      10,283      9,598
                                -------    -------    --------   --------
Net interest income               5,896      5,460      11,806     10,646
Tax equivalent adjustment           378        298         851        587
                                -------    -------    --------   --------
Net interest income
  (fully taxable equivalent)    $ 6,274     $5,758     $12,657    $11,233
                                =======    =======    ========   ========

  Table 2 presents the average balances, taxable equivalent interest income and expense and rates for PennRock's assets and liabilities for the three and six months ended June 30, 1997 and 1996. The interest rate spread and net interest for the second quarter of 1997 are substantially the same as the second quarter of 1996. Increases in earning asset balances and higher yields on earning assets were offset by higher balances and rates on interest bearing liabilities. The tax-equivalent yield on earning assets increased
  24 basis points while the rate on interest-bearing liabilities increased 25 basis points. The net interest margin remained the same at 4.42%.

  For the first six months of 1997 compared with the first six months of 1996, the yield on earning assets increased 27 basis points while the rate on interest-bearing liabilities increased only 2 basis points so that the interest rate spread increased 25 basis points. The net interest margin increased 26 basis points.

TABLE 2 - AVERAGE BALANCES, RATES, AND INTEREST INCOME AND EXPENSE

                                               Three Months Ended June 30,
(Amounts in thousands)            -------------------------------------------------
                                             1997                      1996
                                  ------------------------- -----------------------
                                   Average          Yield/  Average          Yield/
                                   Balance Interest  Rate   Balance Interest  Rate
                                  -------- -------- ------ -------- -------- ------
ASSETS
Interest earning assets
 Money market investments         $  2,496 $    31   4.98% $    908 $    10   4.42%
 Mortgages held for sale            13,585     280   8.27%    3,197      61   7.65%
 Securities available for sale     206,848   3,570   6.92%  205,005   3,439   6.73%
 Loans:
   Mortgage                        192,067   4,433   9.26%  171,589   3,828   8.95%
   Commercial                       93,802   2,213   9.46%   87,866   2,053   9.37%
   Consumer                         60,673   1,414   9.35%   53,452   1,246   9.35%
                                  -------- -------         -------- -------
   Total loans                     346,542   8,059   9.33%  312,907   7,127   9.14%
                                  -------- -------         -------- -------
 Total earning assets              569,471  11,940   8.41%  522,017  10,637   8.17%
Other assets                        38,685 -------           34,120 -------
                                  --------                 --------
                                  $608,156                 $556,137
                                  ========                 ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
 Demand                           $ 69,363     430   2.49% $ 69,896     438   2.51%
 Savings                            59,032     326   2.22%   61,059     334   2.19%
 Time                              259,194   3,571   5.53%  228,293   3,009   5.29%
                                  -------- -------         -------- -------
 Total interest bearing deposits   387,589   4,327   4.48%  359,248   3,781   4.22%
Short-term borrowings               49,340     744   6.05%   69,466     963   5.56%
Long-term debt                      44,143     595   5.41%    9,000     135   6.02%
                                  -------- -------         -------- -------
                                   481,072   5,666   4.72%  437,714   4,879   4.47%
Non-interest bearing deposits       64,676 -------           58,457 -------
Other liabilities                    8,144                    7,925
Stockholders' equity                54,264                   52,041
                                  --------                 --------
Total liabilities and stockholders'
 equity                           $608,156                 $556,137
                                  ========                 ========
Net interest income                        $ 6,274                  $ 5,758
                                           =======                  =======
Interest rate spread                                 3.69%                    3.70%
                                                     =====                    =====
Net interest margin                                  4.42%                    4.42%
                                                     =====                    =====

                                                Six Months Ended June 30,
(Amounts in thousands)            -------------------------------------------------
                                             1997                      1996
                                  ------------------------- -----------------------
                                   Average          Yield/  Average          Yield/
                                   Balance Interest  Rate   Balance Interest  Rate
                                  -------- -------- ------ -------- -------- ------
ASSETS
Interest earning assets
 Money market investments         $  1,906 $    47   4.95% $    609 $    18   5.93%
 Mortgages held for sale             9,173     411   8.99%    3,350     148   8.86%
 Securities available for sale     200,406   6,936   6.94%  201,186   6,604   6.58%
 Loans:
   Mortgage                        185,055   8,525   9.24%  168,439   7,729   9.20%
   Commercial                       90,301   4,261   9.46%   87,867   3,864   8.82%
   Consumer                         59,250   2,760   9.34%   51,186   2,468   9.67%
                                  -------- -------         -------- -------
   Total loans                     334,606  15,546   9.32%  307,492  14,061   9.17%
                                  -------- -------         -------- -------
 Total earning assets              546,091  22,940   8.42%  512,637  20,831   8.15%
Other assets                        36,577 -------           32,319 -------
                                  --------                 --------
                                  $582,668                 $544,956
                                  ========                 ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
 Demand                           $ 71,151     870   2.45% $ 70,429     887   2.53%
 Savings                            59,189     650   2.20%   60,892     667   2.20%
 Time                              256,487   6,810   5.32%  229,057   6,119   5.36%
                                  -------- -------         -------- -------
 Total interest bearing deposits   386,827   8,330   4.32%  360,378   7,673   4.27%
Short-term borrowings               41,397   1,162   5.63%   60,000   1,654   5.53%
Long-term debt                      29,608     791   5.36%    9,000     271   6.04%
                                  -------- -------         -------- -------
                                   457,832  10,283   4.50%  429,378   9,598   4.48%
Non-interest bearing deposits       63,097 -------           56,117 -------
Other liabilities                    7,318                    7,201
Stockholders' equity                54,421                   52,260
                                  --------                 --------
Total liabilities and stockholders'
 equity                           $582,668                 $544,956
                                  ========                 ========
Net interest income                        $12,657                  $11,233
                                           =======                  =======
Interest rate spread                                 3.92%                    3.67%
                                                     =====                    =====
Net interest margin                                  4.65%                    4.39%
                                                     =====                    =====

PROVISION AND ALLOWANCE FOR LOAN LOSSES

  The provision for loan losses charged to earnings was $44,000 for the second quarter of 1997 compared with $149,000 for the second quarter of last year. The provision for the first six months of 1997 was $74,000 compared with $298,000 for 1996. The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. The adequacy of the allowance will continue to be examined in light of past loan loss experience, current economic conditions, volume of non-performing and delinquent loans and other relevant factors. The allowance is established at a level considered by management to be adequate to absorb potential future losses contained in the portfolio and is monitored on a continuous basis with independent formal reviews conducted semiannually. The allowance is increased by provisions charged to expense and decreased by net charge-offs. Table 3 reflects an analysis of the allowance for loan losses for the second quarter and first six months of 1997 and 1996.

TABLE 3 - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                           Three Months Ended    Six Months Ended
(Amounts in thousands)                          June 30,             June 30,
                                          -------------------   -------------------
                                            1997       1996       1997       1996
                                          --------   --------   --------   --------
Balance, beginning of period               $4,147     $3,693     $4,049     $3,661
Provision charged to operating expense         44        149         74        298
Total loans charged off                       (97)       (69)      (148)      (188)
Total recoveries                               30         33        149         35
                                          -------    -------    -------    -------
Net (charge-offs) recoveries                  (67)       (36)         1       (153)
                                          -------    -------    -------    -------
Balance, end of period                     $4,124     $3,806     $4,124     $3,806
                                          =======    =======    =======    =======
Total loans:
  Average                                $346,542   $312,907   $334,606   $307,492
  Period-end                              355,198    317,478    355,198    317,478

Ratios:
  Net charge-offs to
    average loans (annualized)               .08%       .05%       .00%       .10%
  Allowance for loan losses to
    period-end loans                        1.16%      1.20%      1.16%      1.20%


NON-PERFORMING ASSETS

  Table 4 reflects PennRock's non-performing assets at June 30, 1997, December 31, 1996 and June 30, 1996. PennRock's policy is to discontinue the accrual of interest on loans for which the principal or interest is past due 90 days or more unless the loan is well secured and corrective action has begun or the loan is in the process of collection. When a loan is placed on non-accrual status, any unpaid interest is charged against income. Other real estate owned represents property acquired through foreclosure.

TABLE 4 - NON-PERFORMING ASSETS

                                         June 30,   December 31,   June 30,
(Amounts in thousands)                     1997         1996         1996
                                      ------------  ------------  ------------
Non-accrual loans                            $338        $  795        $  825
Loans accruing but 90 days past due
  as to principal or interest                 157           311           150
                                        ---------     ---------     ---------
Total non-performing loans                    495         1,106           975
Other real estate owned                       139           187           325
                                        ---------     ---------     ---------
Total non-performing assets                  $634        $1,293        $1,300
                                        =========     =========     =========
Ratios:
  Non-performing loans to total loans        0.14%         0.35%         0.31%
  Non-performing assets to total loans
    and other real estate owned              0.18%         0.40%         0.41%
  Allowance for loan losses to
    non-performing loans                   833.13%       366.09%       390.36%

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

  Table 5 reflects the changes in the major classifications of deposits and borrowings by comparing the balances at the end of the second quarter of 1997 with year-end and the second quarter of 1996.

TABLE 5 - DEPOSITS AND BORROWINGS BY MAJOR CLASSIFICATION
(Amounts in thousands)

                                    June 30,   December 31,   June 30,
                                      1997         1996         1996
                                 ------------- ------------ ------------
Non-interest bearing                 $ 66,618     $ 65,537     $ 5+,643
NOW accounts                           37,017       41,209       37,190
Money market deposit accounts          32,707       34,125       32,603
Savings accounts                       59,532       59,977       61,692
Time deposits under $100,000          245,790      224,071      211,065
                                    ---------    ---------    ---------
Total core deposits                   441,664      424,919      402,193
Time deposits of $100,000 or more      32,756       26,548       22,052
                                    ---------    ---------    ---------
Total deposits                        474,420      451,467      424,245
Short-term borrowings                  10,425       22,106       58,524
Long-term debt                         62,000       14,000        9,000
                                    ---------    ---------    ---------
Total deposits and borrowings        $546,845     $487,573     $491,769
                                    =========    =========    =========

CAPITAL RESOURCES:

  Total stockholders' equity increased $7.1 million or 14.3% from June 30, 1996 and $3.3 million or 6.2% since year-end 1996. Stockholders' equity is impacted by changes in the unrealized market gains and losses of the securities available for sale portfolio, net of deferred taxes. This portfolio had net unrealized losses for all periods presented.

  On June 24, 1997, the Company announced that the Board of Directors had authorized the purchase of up to 200,000 shares of its outstanding common stock. The shares are to be used for general corporate purposes including employee benefit and executive compensation plans or for the dividend reinvestment plan. This is an extension of a open market repurchase program which was originally announced in 1995. Since the program began, PennRock has repurchased 128,583 shares of which 12,617 are held as treasury shares as of June 30, 1997.

  Table 6 shows PennRock's capital resources at June 30, 1997 and at December 31 and June 30, 1996. PennRock and its subsidiary bank exceed all minimum capital guidelines.

TABLE 6 - CAPITAL RESOURCES

                                    June 30,   December 31,   June 30,
                                      1997         1996         1996
                                 ------------- ------------ -------------
  Leverage ratio:
   Total capital to total assets       9.96%        9.96%       10.00%
   Tier 1 capital to total assets      9.28%        9.80%        9.32%
  Risk-based capital ratios:
   Tier 1 capital to risk weighted
     assets                           14.01%       14.95%       15.34%
   Total capital to risk weighted
     assets                           15.02%       16.08%       16.47%


                          PART II.  OTHER INFORMATION
                          ---------------------------
                      For the Quarter ended June 30, 1997

Item 4. Submission of Matters to a Vote of Security Holders

  The 1997 Annual Meeting of Shareholders (the "Meeting") of PennRock Financial Services Corp. was held on April 22, 1997. Notice of the Meeting was mailed to shareholders on or about March 28, 1997, together with proxy materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulation promulgated thereunder.

  The Meeting was held for the purpose of electing four Class A directors to hold office for three years from the date of the election and until their successors are elected and have qualified.

  There was no solicitation in opposition to the nominees of the Board of Directors for the election to the Board. All nominees of the Board of Directors were elected. The number of votes cast for or withheld, as well as the number of abstentions and broker nonvotes for each of the nominees for election to the Board of Directors, were as follows:


                                            Votes        Abstentions and
      Nominee             Votes for        Withheld      Broker Nonvotes
  ------------------     ------------    ------------    ---------------
  Norman Hahn               3,812,780          20,250          3,833,032
  Robert L. Spotts          3,812,780          20,250          3,833,032
  Dale M. Weaver            3,812,780          20,250          3,833,032
  Melvin Pankuch            3,801,264          31,766          3,833,032

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

      27. Financial Data Schedule regarding unaudited interim financial information of PennRock for the quarter ended June 30, 1997.

  (b) Reports on Form 8-K

      A current report on Form 8-K dated June 24, 1997, was filed with the Securities Exchange Commission on or about June 27, 1997. The report was filed under Item 5 - "Other Events" and disclosed that the Board of Directors of PennRock has authorized the repurchase on the open market of up to 200,000 shares of the Company's $2.50 par value common stock.

      There were no other reports on Form 8-K filed for the three months ended
      June 30, 1997.



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


Date: August 12, 1997         By:  /s/ Melvin Pankuch
-----------------------       -----------------------------------------------
                                   Melvin Pankuch
                                   Executive Vice President and
                                   Chief Executive Officer

Date: August 12, 1997         By:  /s/ George B. Crisp
------------------------      -----------------------------------------------
                                   George B. Crisp
                                   Vice President and Treasurer
                                   (Principal Financial and Accounting Officer)


