Form 10-Q
period 1997-09-30
PENNROCK FINANCIAL SERVICES CORP
filed 1997-11-13
CIK 790988

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

            -------------------------------------------------------

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended September 30, 1997    Commission File Number 0-15040
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

  Yes /X/ No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
                      Class                 Outstanding at October 31, 1997
          ------------------------------    --------------------------------
          Common Stock ($2.50 par value)            6,072,336 Shares

                       PENNROCK FINANCIAL SERVICES CORP.
                       ---------------------------------

                                   FORM 10-Q
                                   ---------
                    For the Quarter Ended September 30, 1997

                                    Contents
                                    --------
PART I. FINANCIAL INFORMATION
-----------------------------
Item 1. Financial Statements

        Consolidated balance sheets - September 30, 1997,
        December 31, 1996 and September 30, 1996.

        Consolidated statements of income - Nine months ended
        September 30, 1997 and 1996.

        Consolidated statements of cash flows - Nine months ended September 30, 1997 and 1996.

        Notes to condensed consolidated financial statements - September 30, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION
--------------------------
Item 6. Exhibits and Reports on Form 8-K


SIGNATURES
----------

                                     Part I

                    For the Quarter Ended September 30, 1997

Item 1.  Financial Statements

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                 September 30, December 31, September 30,
(Amounts in thousands)                1997         1996         1996
                                  ------------  ----------- -------------
ASSETS
Cash and due from banks              $ 18,101     $ 16,405     $ 16,630
Short-term investments                 35,316        1,244          183
Mortgages held for sale                24,509        5,690        3,913
Securities available for sale         170,759      186,026      182,224
Loans:
  Loans, net of unearned income       357,660      319,354      318,487
  Allowance for loan losses            (4,177)      (4,049)      (3,938)
                                    ---------    ---------    ---------
  Net loans                           353,483      315,305      314,549
Bank premises and equipment            12,258       10,662        9,685
Accrued interest receivable             3,661        3,333        3,210
Other assets                            8,097        8,938       10,344
                                    ---------    ---------    ---------
Total assets                         $626,184     $547,603     $540,738
                                    =========    =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Non-interest bearing             $ 68,681     $ 65,537     $ 60,896
    Interest bearing                  400,510      385,930      377,889
                                    ---------    ---------    ---------
    Total deposits                    469,191      451,467      438,785
  Short-term borrowings                12,349       22,106       38,094
  Long-term debt                       77,000       14,000        4,000
  Accrued interest payable              3,094        2,758        2,344
  Other liabilities                     5,704        3,543        5,569
                                    ---------    ---------    ---------
  Total liabilities                   567,338      493,874      488,792
Stockholders' Equity:
  Common stock, par value $2.50 per share;
    authorized - 20,000,000 shares;
    issued - 6,077,299 of which 12,617,
    39,880 and 12,333 shares are held
    as treasury stock, respectively    15,193       15,193       15,193
  Surplus                              11,107       11,153       11,153
  Unrealized gains (losses) on
    securities available for sale,
    net of deferred taxes                 501         (816)      (1,712)
  Retained earnings                    32,410       28,939       27,996
                                    ---------    ---------    ---------
                                       59,211       54,469       52,630
  Less treasury stock, at cost           (365)        (740)        (686)
                                    ---------    ---------    ---------
  Total stockholders' equity           58,846       53,729       51,944
                                    ---------    ---------    ---------
  Total liabilities and
    stockholders' equity             $626,184     $547,603     $540,736
                                    =========    =========    =========

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                 Three Months Ended      Nine Months Ended
(Amounts in thousands)              September 30,          September 30,
                                 ------------------     -------------------
                                  1997       1996         1997       1996
                                 -------    -------      -------    -------
Interest income:
 Interest and fees on loans      $ 8,231    $ 7,218      $23,574    $21,254
 Securities:
    Taxable                        1,677      2,326        5,824      7,101
    Tax-exempt                       720        561        2,713      1,813
 Mortgages held for sale              34         33          116        182
 Other                             1,025         11        1,329         29
                                 -------    -------      -------    -------
 Total interest income            11,687     10,149       33,556     30,379
Interest expense:
 Deposits                          4,612      4,008       12,942     11,683
 Short-term borrowings                76        538        1,238      2,192
 Long-term debt                      938        114        1,750        385
                                 -------    -------      -------    -------
 Total interest expense            5,626      4,660       15,930     14,260
                                 -------    -------      -------    -------
 Net interest income               6,061      5,489       17,626     16,119
Provision for loan losse              92        151          166        449
                                 -------    -------      -------    -------
                                   5,969      5,338       17,460     15,670
Other income:
 Service charges on deposit
   accounts                          362        295        1,042        817
 Other service charges and fees       15         16           52         82
 Fiduciary activities                193        172          598        520
 Security gains, net                 665        270        1,211        771
 Mortgage banking                     77        173          352        216
 Other                               425        117          671        282
                                 -------    -------      -------    -------
 Total other income                1,737      1,043        3,926      2,688
                                 -------    -------      -------    -------
 Net interest and other income     7,706      6,381       21,386     18,358
                                 -------    -------      -------    -------
Other expenses:
 Salaries and benefits             2,396      2,081        6,820      6,065
 Occupancy, net                      316        307          970        893
 Equipment depreciation and service  276        331          867        925
 Other                             1,356      1,015        3,760      2,972
                                 -------    -------      -------    -------
 Total other expense               4,344      3,734       12,417     10,855
                                 -------    -------      -------    -------
 Income from continuing operations
   before income taxes             3,362      2,647        8,969      7,503
Income taxes                         354        629        1,735      1,830
                                 -------    -------      -------    -------
 Income from continuing
 operations                        3,008      2,018        7,234      5,673
Discontinued operations:
 Loss from operations of
   discontinued subsidiary,
   (less income taxes of
   $193, $147, $394 and $296        (374)      (286)        (765)      (575)
   respectively)
 Estimated loss on disposal
   of subsidiary including
   provision for operating
   losses during phaseout period
   (less income taxes of $407)      (790)                   (790)
                                 -------    -------      -------    -------
Net Income                        $1,844     $1,732       $5,679     $5,098
                                 =======    =======      =======    =======
Earnings per share:
  From continuing operations      $  .50     $  .33       $ 1.19     $  .93
  From discontinue operations       (.06)      (.05)        (.13)      (.09)
  From estimated loss on
    disposal of subsidiary          (.13)                   (.13)
                                 -------    -------      -------    -------
  From net earnings               $  .30     $  .29       $  .94     $  .85
                                 =======    =======      =======    =======

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                  Nine Months Ended
                                                    September 30,
(Amounts in thousands)                         -----------------------
                                                  1997           1996
                                               --------       --------
Cash from operations                           $  7,544       $  5,102
Investing activities:
  Proceeds from sales of securities available
    for sale                                    102,792         57,756
  Purchases of securities available for sale    (97,236)       (54,158)
  Maturities of securities available for sale    13,099          7,136
  Net increase in loans                         (57,163)       (20,635)
  Purchases of premises and equipment            (2,355)        (1,299)
                                               --------       --------
     Net cash used in investing activities      (40,863)       (11,200)
Financing activities:
  Net increase in non-interest bearing deposits   3,143          3,121
  Net increase in interest bearing deposits      14,581         17,735
  Decrease in short-term borrowings              (9,757)        (9,382)
  Increase (decrease) in long-term debt          63,000         (5,000)
  Issuance of treasury stock                        975            606
  Acquisition of treasury stock                    (674)          (998)
  Cash dividends                                 (2,181)        (1,998)
                                               --------       --------
     Net cash provided by financing activities   69,087          4,084
                                               --------       --------
     Increase (decrease) in cash and cash
       equivalents                               35,768         (2,014)
     Cash and cash equivalents,
       beginning of year                         17,649         18,827
                                               --------       --------
     Cash and cash equivalents, end of period   $53,417        $16,813
                                               ========       ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 1997

NOTE 1. ACCOUNTING POLICIES

  The accompanying consolidated financial statements include the accounts of PennRock Financial Services Corp. and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

  PennRock Financial Services Corp. (PennRock or the Company) is a bank holding company incorporated under the laws of Pennsylvania in 1986. Blue Ball National Bank (the Bank) is a wholly owned subsidiary of PennRock which provides a broad range of banking, trust and other financial services to consumers, small businesses and corporations in south-central and southeastern Pennsylvania. The Bank's mortgage banking subsidiary, Atlantic Regional Mortgage Corporation (ARMCO) was formed in 1996 to originate and sell first mortgage loans of various types.

  The information contained in the financial statements is unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of interim periods have been made. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

  The accounting policies of PennRock Financial Services Corp. and Subsidiaries, as applied in the consolidated interim financial statements presented, are substantially the same as those followed on an annual basis as presented in the 1996 Annual Report to shareholders except that, as of January 1, 1997, PennRock adopted the Financial Accounting Standards Board's Statement No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" as discussed in Note 3 of Form 10-Q for the first quarter of 1997. For further information on PennRock's accounting policies, refer to the consolidated financial statements and footnotes thereto included in PennRock's annual report on Form 10-K for the year ended December 31, 1997.

NOTE 2. DISCONTINUED OPERATIONS

  On September 30, 1997, the Company adopted a plan to discontinue the operations of the ARMCO. The Company anticipates that the business will be disposed of by December 31, 1997. Accordingly, ARMCO is reported as a discontinued operation for 1996 and 1997. Net assets of the discontinued operations at September 30, 1997, consist primarily of mortgages held for sale and related accrued interest receivable and furniture and equipment and totaled $26.5 million.

  The estimated loss on the disposal of ARMCO is $790,000 (net of income taxes of $407,000), consisting of an estimated loss on disposal of the business of $344,000 and a provision of $853,000 for anticipated operating losses until disposal. Summarized results of ARMCO since its inception are as follows:

                                 Three Months Ended      Nine Months Ended
(Amounts in thousands)              September 30,          September 30,
                                -------------------     -------------------
                                  1997       1996         1997       1996
                                --------    -------     --------   --------
Gross revenues                   $10,178     $9,825      $30,424    $28,531
                                --------    -------     --------   --------
Loss from operations before
  income tax benefit                (567)      (433)      (1,159)      (871)
Income tax benefit                   193        147          394        296
                                --------    -------      -------    -------
Loss from operations                (374)      (286)        (765)      (575)
                                --------                 -------
Loss on disposal before income
  tax benefit                     (1,197)                 (1,197)
Income tax benefit                   407                     407
                                --------                 -------
Loss on disposal                    (790)                   (790)
                                --------    -------      -------    -------
Total loss on discontinued
  operations                    ($ 1,164)   ($  286)    ($ 1,555)  ($   575)
                                 =======    =======      =======    =======

NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES

  The financial statements do not reflect various commitments and contingent liabilities, such as commitments to extend credit, letters of credit, guarantees, and liability for assets held in Trust, which arise in the normal course of business. Commitments under outstanding letters of credit amounted to $9.2 million and commitments to extend credit totaled $79.4 million at September 30, 1997. Management does not anticipate any significant loss as a result of these transactions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  This section presents management's discussion and analysis of the financial condition and results of operations of PennRock Financial Services Corp. and subsidiaries. This discussion should be read in conjunction with the financial statements which appear elsewhere in this report.

  Total assets of PennRock increased $78.6 million or 14.3% since the end of 1996 and by $85.4 million or 15.8% over September 30, 1996. The increases in assets were reflected in increases in short-term investments consisting principally in federal funds sold, mortgages held for sale and loans outstanding. Securities held for sale declined both from year-end and third quarter of last year.

  Income from continuing operations for the current quarter was $3.0 million or $.50 per share compared with $2.0 million or $.33 per share for the third quarter of 1996, an increase of $990,000 or 49.1%. The total loss from discontinued operations recognized in the third quarter of 1997 (including an estimate of the loss on disposal of the discontinued operation and a provision for operating losses estimated to be incurred during the phase out period) totaled $1.2 million or $.19 per share compared with $286,000 or $.05 per share in the third quarter of 1996. Net income for the third quarter of 1997 was $1.8 million or $.30 per share compared with $1.7 million or $.29 per share for the third quarter last year, an increase of $112,000 or 6.5%.

  Net interest income increased $572,000 from the third quarter of 1996 due to volume increases and wider spreads, while other income excluding security gains increased $299,000 and other expenses increased $610,000.

  Dividends declared for the quarter totaled $727,000 or $.12 per share. This represented 39.4% of net income. Dividends declared during the third quarter of last year were $665,000 or $.11 per share.

  Income from continuing operations for the first nine months of 1997 was $5.7 million or $1.19 per share compared with $5.7 million or $.93 per share for the third quarter of 1996, an increase of $1.6 million or 27.5%. The total loss from discontinued operations recognized for the first nine months of 1997 totaled $1.6 million or $.26 per share compared with $575,000 or $.09 per share for the first nine months of last year. Net income for the first nine months of 1997 was $5.7 million or $.94 per share compared with $5.1 million or $.84 per share for the first nine months last year, an increase of $581,000 or 11.4%.

  Dividends declared for the first nine months of 1997 totaled $2.2 million or $.36 per share compared with $2.0 million or $.33 per share paid for the same period in 1997. This represented 38.4% of net income in 1997 and 39.0% in 1996.

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

  Table 1 presents net interest income on a fully taxable equivalent basis for the third quarter and first nine months of 1997 and 1996. For the third quarter of 1997, net interest income on a fully taxable equivalent basis totaled $6.4 million, an increase of $648,000 or 11.3% from $5.7 million earned for the same period of 1996. For the first nine months of 1997, net interest income on a fully taxable equivalent basis totaled $18.9 million, an increase of $2.0 million or 11.7% from $16.9 million earned for the first nine months of 1996.


TABLE 1 - NET INTEREST INCOME

                                 Three Months Ended      Nine Months Ended
(Amounts in thousands)              September 30,          September 30,
                                ------------------      ------------------
                                  1997       1996         1997       1996
                                -------    -------      -------    -------
Total interest income           $11,687    $10,149      $33,556    $30,379
Total interest expense            5,626      4,660       15,930     14,260
                                -------    -------     --------   --------
Net interest income               6,061      5,489       17,626     16,119
Tax equivalent adjustment           323        247        1,290        816
                                -------    -------     --------   --------
Net interest income
  (fully taxable equivalent)    $ 6,384    $ 5,736      $18,916    $16,935
                                =======    =======     ========   ========

  Table 2 presents the average balances, taxable equivalent interest income and expense and rates for PennRock's assets and liabilities for the three and nine months ended September 30, 1997 and 1996. For the third quarter of 1997 compared with the third quarter of 1996, net interest income increased due to increases in volumes while the interest spread and margin decreased slightly For the first nine months of 1997 compared to 1996, volumes also had increased but the interest rate spread and margin were also higher which lead to a 11.7% increase in net interest income. In both table 1 and table 2, earning assets and paying liabilities and the related interest income and expense of ARMCO have been omitted since the operating results for ARMCO have been reclassified as discontinued operations.

TABLE 2 - AVERAGE BALANCES, RATES, AND INTEREST INCOME AND EXPENSE

                                            Three Months Ended September 30,
(Amounts in thousands)            ------------------------------------------------------
                                             1997                      1996
                                  --------------------------  --------------------------
                                   Average            Yield/   Average            Yield/
                                   Balance  Interest   Rate    Balance  Interest   Rate
                                  --------  --------  ------  --------  --------  ------
ASSETS
Interest earning assets
 Short-term investments           $ 41,339  $   534    5.12%  $    831  $    10    4.77%
 Mortgages held for sale                40        1    5.95%       826       17    8.17%
 Mortgage warehouse line of credit  27,116      490    7.17%     1,354       13    3.81%
 Securities available for sale     154,404    2,685    6.90%   186,259    3,128    6.66%
 Loans:
   Mortgage                        200,516    4,678    9.26%   176,585    3,982    8.95%
   Commercial                       95,065    2,216    9.25%    85,259    1,965    9.14%
   Consumer                         60,892    1,406    9.16%    54,200    1,281    9.38%
                                  --------  -------           --------  -------
   Total loans                     356,473    8,300    9.24%   316,044    7,228    9.07%
                                  --------  -------           --------  -------
 Total earning assets              579,372   12,010    8.22%   505,314   10,396    8.16%
Other assets                        39,173  -------             35,901  -------
                                  --------                    --------
                                  $618,545                    $541,215
                                  ========                    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
 Demand                           $ 70,077      451    2.55%  $ 72,248      441    2.42%
 Savings                            59,318      332    2.22%    61,370      341    2.20%
 Time                              279,234    3,829    5.44%   241,055    3,226    5.31%
                                  --------  -------           --------  -------
 Total interest bearing deposits   408,629    4,612    4.48%   374,673    4,008    4.24%
Short-term borrowings               11,717       76    4.84%    41,932      538    5.09%
Long-term debt                      64,283      938    5.79%     5,902      114    5.85%
                                  --------  -------           --------  -------
                                   484,629    5,626    4.64%   422,507    4,660    4.41%
Non-interest bearing deposits       67,408  -------             59,455  -------
Other liabilities                    8,931                       8,640
Stockholders' equity                57,577                      50,613
                                  --------                    --------
Total liabilities and stockholders'
 equity                           $618,545                    $541,215
                                  ========                    ========
Net interest income                         $ 6,384                     $ 5,736
                                            =======                     =======
Interest rate spread                                   3.58%                       3.75%
                                                      ======                      ======
Net interest margin                                    4.41%                       4.54%
                                                      ======                      ======

                                             Nine Months Ended September 30,
(Amounts in thousands)            ------------------------------------------------------
                                             1997                        1996
                                  --------------------------  --------------------------
                                   Average            Yield/   Average            Yield/
                                   Balance  Interest   Rate    Balance  Interest   Rate
                                  --------  --------  ------  --------  --------  ------
ASSETS
Interest earning assets
 Short-term investments           $ 16,439  $   583    4.74%  $    684  $    29    5.67%
 Mortgages held for sale               301       13    5.77%     2,502      181    9.67%
 Mortgage warehouse line of credit  14,765      747    6.76%       455       21    6.17%
 Securities available for sale     179,450    9,622    7.17%   196,280    9,641    6.57%
 Loans:
   Mortgage                        190,265   13,192    9.27%   171,174   11,613    9.07%
   Commercial                       91,906    6,487    9.44%    87,002    6,042    9.29%
   Consumer                         59,803    4,202    9.39%    52,198    3,668    9.39%
                                  --------  -------           --------  -------
   Total loans                     341,974   23,881    9.34%   310,374   21,323    9.19%
                                  --------  -------           --------  -------
 Total earning assets              552,929   34,846    8.43%   510,295   31,195    8.17%
Other assets                        41,897  -------             33,860  -------
                                  --------                    --------
                                  $594,826                    $544,155
                                  ========                    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
 Demand                           $ 70,789    1,321    2.49%  $ 71,040    1,327    2.50%
 Savings                            59,212      982    2.22%    61,053    1,008    2.21%
 Time                              264,173   10,639    5.38%   233,085    9,347    5.36%
                                  --------  -------           --------  -------
 Total interest bearing deposits   394,174   12,942    4.39%   365,178   11,683    4.28%
Short-term borrowings               31,395    1,238    5.27%    53,934    2,192    5.43%
Long-term debt                      41,293    1,750    5.67%     7,960      385    6.47%
                                  --------  -------           --------  -------
                                   466,862   15,930    4.56%   427,072   14,260    4.46%
Non-interest bearing deposits       64,167  -------             57,238  -------
Other liabilities                    8,315                       7,683
Stockholders' equity                55,482                      51,707
                                  --------                    --------
Total liabilities and stockholders'
 equity                           $594,826                    $543,700
                                  ========                    ========
Net interest income                         $18,916                     $16,935
                                            =======                     =======
Interest rate spread                                   3.87%                      3.71%
                                                      ======                     ======
Net interest margin                                    4.57%                      4.44%
                                                      ======                     ======

PROVISION AND ALLOWANCE FOR LOAN LOSSES

  The provision for loan losses charged to earnings was $92,000 for the third quarter of 1997 compared with $151,000 for the third quarter of last year. The provision for the first nine months of 1997 was $166,000 compared with $449,000 for 1996. The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. The adequacy of the allowance will continue to be examined in light of past loan loss experience, current economic conditions, volume of non-performing and delinquent loans and other relevant factors. The allowance is established at a level considered by management to be adequate to absorb potential future losses contained in the portfolio and is monitored on a continuous basis with independent formal reviews conducted semiannually. The allowance is increased by provisions charged to expense and decreased by net charge-offs. Table 3 reflects an analysis of the allowance for loan losses for the third quarter and first nine months of 1997 and 1996.

TABLE 3 - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                            Three Months Ended      Nine Months Ended
(Amounts in thousands)                         September 30,          September 30,
                                           ---------------------   --------------------
                                              1997        1996       1997       1996
                                           ---------   ---------   ---------  ---------
Balance, beginning of period                  $4,124      $3,806      $4,049     $3,661
Provision charged to operating expense            92         151         166        449
Total loans charged off                          (51)        (55)       (199)      (244)
Total recoveries                                  12          36         161         72
                                             -------     -------     -------    -------
Net charge-offs                                  (39)        (18)        (38)      (172)
                                             -------     -------     -------    -------
Balance, end of period                        $4,177      $3,938      $4,177     $3,938
                                             =======     =======     =======    =======
Total loans:
  Average                                   $356,473    $316,044    $341,974   $310,374
  Period-end                                 357,660     318,487     357,660    318,487

Ratios:
  Net charge-offs to
    average loans (annualized)                  .04%        .03%        .01%       .07%
  Allowance for loan losses to
    period-end loans                           1.17%       1.24%       1.17%      1.24%

NON-PERFORMING ASSETS

  Table 4 reflects PennRock's non-performing assets at September 30, 1997, December 31, 1996 and September 30, 1996. PennRock's policy is to discontinue the accrual of interest on loans for which the principal or interest is past due 90 days or more unless the loan is well secured and corrective action has begun or the loan is in the process of collection.
  When a loan is placed on non-accrual status, any unpaid interest is charged against income. Other real estate owned represents property acquired through foreclosure.

TABLE 4 - NON-PERFORMING ASSETS

                                      September 30,  December 31,  September 30,
(Amounts in thousands)                     1997          1996           1996
                                      -------------  ------------  -------------
Non-accrual loans                              $304        $  795         $  749
Loans accruing but 90 days past due
  as to principal or interest                   640           311            321
                                         ----------     ---------      ---------
Total non-performing loans                      944         1,106          1,070
Other real estate owned                                       187            320
                                          ---------     ---------      ---------
Total non-performing assets                    $944        $1,293         $1,390
                                          =========     =========      =========
Ratios:
  Non-accrual loans to total loans            0.26%         0.35%          0.30%
  Non-accrual loans to total loans and
    other real estate owned                   0.26%         0.40%          0.30%
  Allowance for loan losses to
    non-accrual loans                       442.48%       366.09%        426.21%


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

  Total deposits increased $17.7 million or 3.9% since year end and $30.4 million or 6.9% from last year. Total borrowings increased $53.2 million since year end and by $47.3 million from last year. Table 5 reflects the changes in the major classifications of deposits and borrowings by comparing the balances at the end of the third quarter of 1997 with year-end and the third quarter of 1996.


TABLE 5 - DEPOSITS AND BORROWINGS BY MAJOR CLASSIFICATION
(Amounts in thousands)

                                 September 30, December 31, September 30,
                                      1997         1996         1996
                                 ------------- ------------ -------------
Non-interest bearing                 $ 68,681     $ 65,537      $ 60,896
NOW accounts                           35,387       41,209        37,567
Money market deposit accounts          32,986       34,125        33,465
Savings accounts                       58,689       59,977        60,334
Time deposits under $100,000          240,277      224,071       220,506
                                    ---------    ---------     ---------
Total core deposits                   436,020      424,919       412,768
Time deposits of $100,000 or more      33,171       26,548        26,017
                                    ---------    ---------     ---------
Total deposits                        469,191      451,467       438,785
Short-term borrowings                  12,349       22,106        38,094
Long-term debt                         77,000       14,000         4,000
                                    ---------    ---------     ---------
Total deposits and borrowings        $558,540     $487,573      $480,879
                                    =========    =========     =========

CAPITAL RESOURCES:

  Total stockholders' equity increased $6.9 million or 13.3% from September 30, 1996 and $5.1 million or 9.5% since year-end 1996. Stockholders' equity is impacted by changes in the unrealized market gains and losses of the securities available for sale portfolio, net of deferred taxes. At September 30 and December 31, 1996, this portfolio had net unrealized losses and on September 30, 1997, the portfolio had a net unrealized profit.

  On June 24, 1997, the Company announced that the Board of Directors had authorized the purchase of up to 200,000 shares of its outstanding common stock. The shares are to be used for general corporate purposes including employee benefit and executive compensation plans or for the dividend reinvestment plan. This is an extension of an open market repurchase program which was originally announced in 1995. Since the program was adopted PennRock has repurchased 150,451 shares of which 12,617 shares were held as treasury shares as of September 30, 1997.

  Table 6 shows PennRock's capital resources at September 30, 1997 and at December 31 and September 30, 1996. PennRock and its subsidiary bank exceed all minimum capital guidelines.


TABLE 6 - CAPITAL RESOURCES

                                 September 30, December 31, September 30,
                                      1997         1996         1996
                                 ------------- ------------ -------------
  Leverage ratio:
   Total capital to total assets       9.94%        9.96%       10.48%
   Tier 1 capital to total assets      9.28%        9.80%        9.76%
  Risk-based capital ratios:
   Tier 1 capital to risk weighted
     assets                           14.29%       14.95%       14.80%
   Total capital to risk weighted
     assets                           15.32%       16.08%       15.91%

                          PART II.  OTHER INFORMATION
                          ---------------------------
                    For the Quarter ended September 30, 1997

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

      27. Financial Data Schedule regarding unaudited interim financial information of PennRock for the quarter ended September 30, 1997.

  (b) Reports on Form 8-K

      A current report on Form 8-K dated October 3, 1997, was filed with the Securities and Exchange Commission on or about October 10, 1997. The report was filed under Item 5 - "Other Events" and disclosed that the Company had announced the closure of its mortgage banking subsidiary.

      There were no other reports on Form 8-K filed for the three months ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PennRock Financial Services Corp.
                              ---------------------------------
                                        (Registrant)


Date: November 14, 1997       By:  /s/Melvin Pankuch
-----------------------       -------------------------------------------------
                                   Melvin Pankuch
                                   Executive Vice President and
                                   Chief Executive Officer

Date: November 14, 1997       By:  /s/George B. Crisp
------------------------      -------------------------------------------------
                                   George B. Crisp
                                   Vice President and Treasurer
                                   (Principal Financial and Accounting Officer)