Form 10-K405
period 1997-12-31
PENNROCK FINANCIAL SERVICES CORP
filed 1998-03-26
CIK 790988

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-K


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended December 31, 1997

                                       or

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                 to
                                      ---------------    ---------------

                         Commission file number 0-15040
                                                -------

                       PENNROCK FINANCIAL SERVICES CORP.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          PENNSYLVANIA                              23-2400021
-----------------------------------      -------------------------------------
   (State or other jurisdiction          (IRS Employer Identification Number)
 of incorporation or organization)


               1060 Main Street
            Blue Ball, Pennsylvania                         17506
-----------------------------------------------     ---------------------
   (Address of principal executive offices)               (Zip code)


 Registrant's telephone number, including area code    (717) 354-4541
                                                       --------------

          Securities registered pursuant to Section 12(b) of the Act:

                                      None
                                    --------

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $2.50 per share
                    ---------------------------------------
                                (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes  [X]   No  [  ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]


The aggregate market value of the shares of Common Stock of the Registrant held by non-affiliates of the Registrant as of February 27, 1998 was approximately $147,294,815.


As of February 27, 1998, there were 6,074,013 shares of Common Stock, Par Value $2.50 Per Share, outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE:


The Registrant's definitive Proxy Statement to be used in connection with the Annual Stockholders Meeting to be held April 28, 1998, is incorporated by reference in partial response to Part III of this report.

                       PENNROCK FINANCIAL SERVICES CORP.
                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I
   Item 1.   Business   . . . . . . . .. . . . . . . . . . . . . . . . . .  2
   Item 2.   Properties . . . . . . . .  . . . . . . . . . . . . . . . . .  6
   Item 3.   Legal Proceedings  . . . .  . . . . . . . . . . . . . . . . .  6
   Item 4.   Submission of Matters to a Vote of Security Holders   . . . .  6
   Item 4A.  Executive Officers of the Registrant . . . . .  . . . . . . .  7
PART II
   Item 5.   Market for Registrant's Common Equity and Related
              Stockholder Matters . . . . . . . . . . . . . . . . . . . . . 8
   Item 6.   Selected Financial Data  . . . . . . . . . . . . . . . .. . .  9
   Item 7.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . . . . . .  10
   Item 7A.  Quantitative and Qualitative Disclosures about Market Risk  . 24
   Item 8.   Financial Statements and Supplementary Data  . . . . . . . .  27
   Item 9.   Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosures . . . . . . . . . .  52
PART III
   Item 10.  Directors and Executive Officers of the Registrant . . . . .  52
   Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . .  52
   Item 12.  Security Ownership of Certain Beneficial Owners
              and Management . . . . . . . . . . . . . . . . . . . . . . . 52
   Item 13.  Certain Relationships and Related Transactions . . . . . . .  52
PART IV
   Item 14.  Exhibits, Financial Statement Schedules and Reports
              on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . 53

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . 54

FORWARD LOOKING STATEMENTS

In our Annual Report, we may include certain forward looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements. In order to comply with the terms of the safe harbor, we must inform you that a variety of factors could cause the Company's actual results and experiences to differ materially from the anticipated results or other expectations expressed in these forward looking statements. Our ability to predict the results or the effect of future plans and strategies is inherently uncertain. Factors that could affect future results include changes in market interest rates, local and national economic trends and conditions, competition for products and services, changes in customer preferences, legislative and regulatory changes, delinquency rates on loans, and changes in accounting principles, policies or guidelines. You should consider these factors in evaluating any forward looking statements and not place undue reliance on such statements. We are not obligated to publicly update any forward looking statements we may make in this Annual Report to reflect the impact of subsequent events.


                       PENNROCK FINANCIAL SERVICES CORP.
                                     PART I

ITEM 1.  BUSINESS

PENNROCK FINANCIAL SERVICES CORP.

PennRock Financial Services Corp. ("PennRock", the "Company" or the "Registrant") is a Pennsylvania business corporation organized on March 5, 1986. It became a bank holding company when it acquired all of the common stock of Blue Ball National Bank (the "Bank") on August 1, 1986.

PennRock is a financial holding company that operates through its bank subsidiary to deliver financial and related services to its customers. PennRock's primary function is to direct the policies and coordinate the financial resources of its bank subsidiary as well as provide various advisory services. PennRock primarily obtains the cash necessary to pay dividends to stockholders from the dividends paid to it by its subsidiary bank.

PennRock is a registered bank holding company under the Bank Holding Company Act of 1956, as amended. It is also subject to regulation by the Federal Reserve Board and by the Pennsylvania Department of Banking.

BLUE BALL NATIONAL BANK

Blue Ball National Bank began operations in 1906. The Bank provides a full range of general commercial and retail banking services to its customers, including several types of checking and savings accounts, certificates of deposit, and commercial, consumer and mortgage loans through 13 full service branches in Lancaster, Berks and Chester Counties in southeastern and south-central Pennsylvania. The Bank also provides personal and corporate trust and agency services to individuals, corporations and others, including trust investment accounts, investment advisory services, mutual funds, estate planning, and management of pension and profit sharing plans.

Commercial lending services provided by the Bank include short and medium term loans, revolving credit loans, letters and lines of credit, real estate mortgage and construction loans and agricultural loans. Consumer lending services include various types of secured and unsecured loans including installment loans, home equity loans and overdraft protection lines of credit. Residential mortgage loans are offered in a wide variety of types including fixed and adjustable-rate loans. The Bank's underwriting guidelines conform to Fannie Mae (formerly the Federal National Mortgage Association) and Federal Home Loan Mortgage Corporation ("FHLMC") guidelines. The Bank sells most of the conforming fixed-rate residential mortgage loans it originates to either Fannie Mae or FHLMC in the secondary market but retains the servicing. The Bank's business is not considered seasonal.

ATLANTIC REGIONAL MORTGAGE CORPORATION

Atlantic Regional Mortgage Corporation ("ARMCO") is a Pennsylvania mortgage banking company formed as a wholly owned subsidiary of the Bank on February 29, 1996. ARMCO was organized as a full service mortgage banking company to originate and sell residential mortgage loans. On September 30, 1997, ARMCO's Board of Directors adopted a formal liquidation plan that called for operations of ARMCO to be finalized by December 31, 1997. The operating results of ARMCO are being accounted for in accordance with the provisions of Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as a discontinued operation. Accordingly, ARMCO's operating results (including shut-down and liquidation costs), net of applicable income tax benefits, have been segregated from continuing operations and reported separately as discontinued operations in the Consolidated Statements of Income for 1997 and 1996.

EMPLOYEES

PennRock has no employees. The Bank employed 208 full-time and 58 part-time employees at the end of 1997. There were no ARMCO employees at the end of December 31, 1997.

COMPETITION

PennRock originates most of its loans to, and accepts most of its deposits from, residents and businesses located in southeastern and south-central Pennsylvania, primarily Lancaster, Berks and Chester Counties. The financial services industry in PennRock's service area continues to be extremely competitive, both among commercial banks and other financial service providers such as consumer finance companies, thrifts, investment companies, mutual funds and credit unions. Mortgage banking firms, insurance companies, brokerage companies, financial affiliates of commercial companies, and government agencies also provide competition for loans and other financial services. Some of these competitors are considerably larger and have more resources than PennRock. However, the Company has made a significant investment in technological resources that will allow us to offer a wide variety of products and services and to enable us to compete with any size financial institution.

Among the most important factors influencing the Company's ability to compete successfully for new loans and deposits are interest rates, quality of service and convenience of office locations. We have attempted to differentiate ourselves from other competitors by emphasizing the local and personalized nature of our services. In an effort to make our community offices more convenient to our existing and potential customers, the Company has, on average, added one new office per year over the past ten years.

PennRock is not dependent upon a single customer or a small number of customers, the loss of which would have a materially adverse effect upon PennRock or its subsidiaries.

SUPERVISION AND REGULATION

General

PennRock is registered as a bank holding company and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Act of 1956, as amended (the "BHCA"). As a bank holding company, PennRock's activities and those of its bank subsidiary are limited to the business of banking and activities closely related or incidental to banking. Bank holding companies are required to file periodic reports with and are subject to examination by the Federal Reserve Board. The Federal Reserve Board has issued regulations under the BHCA that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve Board, pursuant to such regulations, may require the Company to stand ready to use its resources to provide adequate capital funds to its bank subsidiary during periods of financial stress or adversity.

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

Regulatory Restrictions on Dividends

The Bank may not, under the National Bank Act, declare a dividend without approval of the Comptroller of the Currency, unless the dividend to be declared by the Bank's Board of Directors does not exceed the total of: (i) the Bank's net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.
In addition, the Bank can only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed its bad debts. The Federal Reserve Board, the OCC and the FDIC have formal and informal policies that provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions. The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends.

Under these policies and subject to the restrictions applicable to the Bank, the Bank could declare, during 1998, without prior regulatory approval, aggregate dividends of approximately $8.7 million, plus net profits earned to the date of such dividend declaration.

FDIC Insurance Assessments

The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measures. Under the risk-related premium schedule, the FDIC assigns, on a semiannual basis, each depository institution to one of three capital groups (well-capitalized, adequately capitalized or undercapitalized) and further assigns such institution to one of three subgroups within a capital group. The institution's subgroup assignment is based upon the FDIC's judgment of the institution's strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to measuring the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10% or greater, a Tier 1 capital to risk-based assets ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater, are assigned to the well-capitalized group. As of December 31, 1997, the Bank was well capitalized for purposes of calculating insurance assessments.

The Bank Insurance Fund ("BIF") is presently fully funded at more than the minimum amount required by law. Accordingly, the 1998 BIF assessment rates range from zero for those institutions with the least risk, to $0.27 for every $100 of insured deposits for institutions deemed to have the highest risk. The Bank is in the category of institutions that presently pay nothing for deposit insurance. The FDIC adjusts the rates every six months.

While the Bank presently pays no premiums for deposit insurance, it is subject to assessments to pay the interest on Financing Corporation ("FICO") bonds. FICO was created by Congress to issue bonds to finance the resolution of failed thrift institutions. Prior to 1997, only thrift institutions were subject to assessments to raise funds to pay the FICO bonds. On September 30, 1996, as part of the Omnibus Budget Act, Congress enacted the Deposit Insurance Funds Act of 1996, which recapitalized the Savings Association Insurance Fund ("SAIF") and provided that commercial banks would be subject to 1/5 of the assessment to which thrifts are subject for FICO bond payments through 1999. Beginning in 2000, commercial banks and thrifts will be subject to the same assessment for FICO bonds. The FDIC sets the FICO assessment rate every six months. The FICO assessment for the Bank (and all commercial banks) for the year 1998 is expected to be $.0126 for each $100 of deposits.

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

FOREIGN OPERATIONS

PennRock does not depend on foreign sources for funds, nor does PennRock make foreign loans.

The required Statistical Information for Item 1 can be found in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report.

ITEM 2.  PROPERTIES

PENNROCK FINANCIAL SERVICES CORP.

PennRock's headquarters are located at the main office of Blue Ball National Bank located at 1060 Main Street, Blue Ball, Pennsylvania. PennRock owns no real estate.

BLUE BALL NATIONAL BANK

The principal executive office and main banking office is located in Blue Ball, Pennsylvania. An operations center, also located in Blue Ball, Pennsylvania, accommodates the Bank's data processing, accounting, human resource, and loan and deposit operations departments. These and the Bank's 12 community offices are owned free and clear of any indebtedness. The land on which two of the branch offices are located is leased. The net book value of the Bank's premises and equipment as of December 31, 1997 is $12.7 million.

During 1997, the Bank sold its Spring City Office located in Spring City, Chester County, Pennsylvania to Harleysville National Bank and Trust Company. This office was originally purchased in 1995 along with two other offices from PNC Bank.

Also during 1997, we completed construction of a Berks County regional office located in Spring Township. This regional office reflects management's commitment to growth in Berks County. A temporary community office operating at the site closed concurrently with the opening of the regional office.

ITEM 3.  LEGAL PROCEEDINGS

Various legal actions or proceedings are pending involving PennRock or its subsidiaries. Management believes that the aggregate liability or loss, if any, will not be material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1997.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of all of the executive officers of PennRock as of February 27, 1998, are listed below, along with the positions with PennRock and the Bank held by each of them during the past five years. Officers are elected annually by the Board of Directors.


                                                            POSITION AND EXPERIENCE
          NAME               AGE                              DURING PAST 5 YEARS
------------------------  ---------  -------------------------------------------------------
Norman Hahn                  61      PennRock Financial Services Corp.:
                                      Chairman of the Board (January 1991 to date)
                                     Blue Ball National Bank:
                                      Chairman of the Board (January 1991 to date)
                                      Vice-Chairman of the Board (April 1988 to January 1991)

Glenn H. Weaver              63      PennRock Financial Services Corp.:
                                      President (April 1989 to date)

Robert K. Weaver             49      PennRock Financial Services Corp.:
                                      Secretary (March 1986 to date)
                                     Blue Ball National Bank:
                                      Secretary (1977 to date)

Melvin Pankuch               58      PennRock Financial Services Corp.:
                                      Executive Vice President and Chief Executive Officer
                                      (April 1989 to date)
                                     Blue Ball National Bank:
                                      President and Chief Executive Officer (April 1988 to date)

George B. Crisp              50      PennRock Financial Services Corp.:
                                      Vice President and Treasurer (April 1989 to date)
                                     Blue Ball National Bank:
                                      Senior Vice President - Operations (July 1993 to date)
                                      Chief Financial Officer (July 1987 to date)

Joseph C. Spada              47      Blue Ball National Bank:
                                      Senior Vice President - Banking Sales/Service (July 1993 to date)

Michael H. Peuler            47      Blue Ball National Bank:
                                      Senior Vice President - Trust Services (April 1995 to date)
                                      Vice President - Trust Services (June 1993 to April 1995)

                       PENNROCK FINANCIAL SERVICES CORP.
                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The price of PennRock's common stock ranged from $15 1/2 to $20 1/2 in 1997 and from $15 3/4 to $21 1/4 in 1996. The book value per share was $10.10 as of December 31, 1997 and $8.90 as of December 31, 1996. The prices listed below represent the high, low and quarter ending prices for stock trades reported during the quarter.

                                                          Quarter      Per Share
                                  High          Low         End        Dividend
                                --------      -------   -----------  -------------
 1997
 First quarter                    $17           $15 1/2     $17         $.12
 Second quarter                    19 1/2        16          19          .12
 Third quarter                     20 1/4        17          20          .12
 Fourth quarter                    20 1/2        18 3/4      19 1/4      .13

 1996
 First quarter                    $21           $16 1/8     $20 5/8     $.11
 Second quarter                    21 1/4        19          19 7/8      .11
 Third quarter                     20            17 1/2      19 1/4      .11
 Fourth quarter                    18 1/4        15 3/4      16 1/8      .12

The Company maintains a Dividend Reinvestment Plan for eligible shareholders who elect to participate in the Plan. A copy of the Prospectus for this Plan may be obtained by writing to:

   Glenn H. Weaver, President
   PennRock Financial Services Corp.
   P.O. Box 580
   Blue Ball, PA  17506

ITEM 6.  SELECTED FINANCIAL DATA


In thousands, except per share data
                                              1997              1996              1995             1994              1993
                                          ------------       -----------       -----------      -------------     ---------
 FOR THE YEAR:
 Interest income                             $45,618           $40,599           $38,404           $30,092          $30,738
 Interest expense                             21,878            18,916            19,393            12,782           12,482
 Net interest income                          23,740            21,683            19,011            17,310           18,256
 Provision for loan losses                       258               600               360               352              958
 Non-interest income                           5,105             3,863             3,199             3,388            2,791
 Non-interest expense                         16,665            14,725            13,520            12,242           11,809
 Income from continuing operations,
  net of tax                                   9,315             7,608             6,182             5,840            6,380
 Loss from discontinued operations,
  net of tax (1)                              (1,555)             (801)
 Net income                                    7,760             6,807             6,182             5,840            6,380
 Per share:
  Income from continuing operations,
    net of tax                                  1.54              1.25              1.02               .98             1.08
  Loss from discontinued operations,
    net of tax (1)                              (.26)             (.13)
  Net income                                    1.28              1.12              1.02               .98             1.08
 Cash dividends                                  .49               .45               .41               .38              .35
 Book value as of year-end                     10.10              8.90              8.52              6.64             6.83
 Market value as of year-end                   19.44             16.13             16.63             24.31            16.07

 AS OF YEAR-END:
 Securities                                  224,408           186,026           196,029           207,982          179,997
 Loans                                       382,359           319,354           298,025           239,928          208,382
 Earning assets                              604,610           508,265           497,366           449,227          399,374
 Total assets                                649,089           547,603           532,082           480,092          422,002
 Deposits                                    492,795           451,467           417,929           342,433          341,632
 Short-term borrowings                        12,832            22,106            47,476            82,077           28,732
 Long-term debt                               77,000            14,000             9,000            10,500            6,500
 Stockholders' equity                         61,267            53,729            51,674            39,903           40,521
 Full time equivalent employees                  238               277               217               183              181
 Number of shares outstanding              6,066,660         6,037,419         6,062,412         6,006,040        5,936,519

 SELECTED RATIOS:
 Return on average assets:
  From continuing operations                    1.54%             1.40%             1.21%             1.32%            1.55%
  From net income                               1.28              1.25              1.21              1.32             1.55
 Return on average equity:
  From continuing operations                   16.47             14.67             13.41             13.95            16.74
  From net income                              13.72             13.12             13.41             13.95            16.74
 Efficiency ratio                              56.59             57.60             60.45             61.70            54.07
 Net interest margin (tax equivalent)           4.48              4.48              4.09              4.29             4.85
 Total capital to average assets               10.46             10.62             10.46             11.20            10.70
 Total capital to risk-weighted asset          14.22             16.08             16.97             17.45            17.88
 Price to earnings                             15.19             14.40             16.30             24.89            14.91
 Market to book value                           1.92              1.81              1.95              3.66             2.35
 Allowance for loan losses to loans             1.11              1.26              1.23              1.45             1.66
 Non-performing loans to loans                   .56               .35               .41               .44             1.15
 Dividend payout ratio                         38.29             39.99             40.12             39.52            32.24

(1) See Note 2 of the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section presents management's discussion and analysis of the financial condition and results of operations of PennRock Financial Services Corp., a bank holding company ("PennRock" or the "Company"), its subsidiary, Blue Ball National Bank (the "Bank"), and the Bank's subsidiary, Atlantic Regional Mortgage Corporation ("ARMCO") and should be read in conjunction with the financial statements and other financial data presented elsewhere in this Annual Report. This discussion and analysis is intended to focus on certain financial data that might not otherwise be readily apparent.

RESULTS OF OPERATIONS

OVERVIEW

ARMCO was organized as a full service mortgage banking company on February 29, 1996 to originate and sell residential mortgage loans. By the end of 1996, ARMCO had grown to five offices covering parts of Pennsylvania, Maryland, Washington DC and northern Virginia. In 1997, ARMCO continued to grow, adding five new offices and expanding its market area to include central and southern Virginia and parts of North and South Carolina. However, despite its growth, ARMCO was never able to generate sufficient volumes of mortgage originations to cover its fixed costs.

In its first year of operations, ARMCO recorded a loss, net of tax, of $801,000 or $.13 per share. After ARMCO had recorded losses for each of the first eight months of 1997, management made the decision, in September 1997, to attempt to sell or, failing that, to close ARMCO. On September 30, 1997, after negotiations with several prospective purchasers ended, ARMCO's Board of Directors adopted a formal liquidation plan that called for operations of ARMCO to be finalized by December 31, 1997. For the year ended December 31, 1997, ARMCO realized a net loss, including shutdown and liquidation costs, of $1.6 million or $.26 per share. In accordance with the provisions of APB 30, the operating results of ARMCO have been segregated from continuing operations and reported separately as discontinued operations in the statements of income for 1996 and 1997. As a result, certain income and expense items previously reported for 1996 have been restated to reflect the reclassification of ARMCO operations. We expect no material future impact on earnings due to the closure of ARMCO in 1997.

PennRock Financial Services Corp. recorded income from continuing operations of $9.3 million or $1.54 per share in 1997, an increase of 22.4% from income from continuing operations of $7.6 million or $1.25 per share recorded in 1996.
Net income was $7.8 million or $1.28 per share in 1997, $6.8 million or $1.12 per share in 1996 and $6.2 million or $1.02 per share in 1995. There were no discontinued operations in 1995.

Return on average total assets from continuing operations was 1.54% in 1997 and 1.40% in 1996. Return on average assets from net income was 1.28% in 1997 compared with 1.25% in 1996 and 1.21% in 1995. Return on average equity from continuing operations was 16.47% in 1997 and 14.67% in 1996. Return on average equity was 13.72% in 1997 compared with 13.12% in 1996 and 13.41% in 1995.

Average earning assets increased $44.0 million or 8.6% during 1997, while average interest bearing liabilities grew $49.4 million or 11.6%. The average yield on earning assets increased from 8.18% in 1996 to 8.43% in 1997, while the average yield on paying liabilities increased from 4.44% in 1996 to 4.60% in 1997. PennRock's net interest income on a fully taxable equivalent basis increased $2.0 million or 8.7% during 1997 and $3.1 million or 15.4% in 1996. The net interest margin remained at 4.48% for both 1997 and 1996 and was 4.09% in 1995.

The provision for loan losses decreased from $600,000 in 1996 to $258,000 in 1997. The provision for loan losses was $360,000 in 1995.

Non-interest income excluding securities gains increased $921,000 or 34.2% in 1997 compared with a $139,000 or 5.5% increase in 1996. Fees earned from fiduciary activities increased by more than $100,000 in 1996 and 1997. Other service charges and fees grew $177,000 in 1996 and $194,000 in 1997. Other income increased $102,000 in 1996 and $515,000 in 1997. The large increase in other income for 1997 is partially attributable to a gain realized on the sale of deposits at our Spring City Office.

Non-interest expenses increased $1.9 million or 13.2% in 1997 over 1996. Contributing to this increase were costs associated with a computer hardware and banking application software conversion including the write-off of the remaining book value of the prior application software. Non-interest expenses in 1996 increased $1.2 million over 1995 due to increases in personnel, equipment and occupancy costs related to the opening of three new community offices.

NET INTEREST INCOME

Net interest income is the amount by which interest income on loans, investments and other earning assets exceeds interest paid on deposits and other interest bearing liabilities. Net interest income is the primary source of revenue for PennRock. The amount of net interest income is affected by changes in interest rates and the balances of the various types of earning assets and interest bearing liabilities. For comparative purposes, and throughout this discussion unless otherwise noted, net interest income and corresponding yields are shown on a taxable equivalent basis. This adjustment will give effect to the interest earned on tax-exempt loans and investments by an amount equivalent to the federal income taxes, which would have been paid if the income received on these assets were taxable at the statutory rate of 34% for 1997, 1996, and 1995.

Net interest income is the product of the volume of average earning assets and the average rates earned on them, less the volume of average interest bearing liabilities and the average rates paid on them. Table 1 presents average balances, taxable equivalent interest income and expense and rates for PennRock's assets and liabilities.

TABLE 1 - AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE SUMMARY (Taxable equivalent basis)

                                          1997                            1996                           1995
                              ----------------------------------   -----------------------  ------------------------------  -------
                                Average                 Average      Average                Average    Average              Average
                                Balance    Interest       Rate       Balance     Interest     Rate     Balance   Interest     Rate
                              ----------   ---------   ---------   -----------   ---------  -------- ---------  ----------  -------
ASSETS
Short-term investments         $ 17,025     $   953        5.60%    $     693     $   40      5.77%  $    723    $    26      3.60%
Mortgages held for sale             944          64        6.78         2,057        126      6.13      2,234        217      9.71
Securities available for sale:
  U.S. Treasury and agency      118,551       7,478        6.31       147,616      8,914      6.04    172,081     10,287      5.98
  State and municipal            57,382       5,038        8.78        40,828      3,567      8.74     15,330      1,523      9.93
  Other                          13,068         804        6.15         7,066        414      5.86      5,425        289      5.33
                              ----------   ---------               -----------   --------            ---------  ---------
  Total securities available
    for sale                    189,001      13,320        7.05       195,510     12,895      6.60    192,836     12,099      6.27
Investment securities:
  U.S. Treasury and agency                                                                              1,148         86      7.49
  State and municipal                                                                                  12,158      1,025      8.43
                                                                                                     ---------  ----------
  Total investment securities                                                                          13,306      1,111      8.35
Loans: (1)
  Mortgage                      194,428      17,975        9.25       173,063     15,660      9.05    152,549     13,939      9.14
  Commercial                     92,974       8,707        9.36        86,067      8,020      9.32     77,301      7,317      9.47
  Consumer (2)                   60,060       5,693        9.48        53,043      5,034      9.49     46,110      4,497      9.75
                              ----------   ---------               -----------   --------            ---------  ---------
  Total loans                   347,462      32,375        9.32       312,173     28,714      9.20    275,960     25,755      9.33
                              ----------   ---------               -----------   --------            ---------  ---------
Total earning assets            554,432      46,712        8.43       510,433     41,775      8.18    485,059     39,208      8.08
                                           ---------                             --------                       ---------
Other assets                     35,343                                31,598                          27,283
Net assets of discontinued
 subsidiary                      15,836                                 1,968
                              ----------                           -----------                       ---------
Total assets                   $605,611                    7.71%     $543,999                 7.68%  $512,342                 7.65%
                              ----------               ---------   -----------              -------  ---------              -------
LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest bearing deposits:
  Demand                       $ 70,513       1,774        2.52%     $ 71,533      1,769      2.47%  $ 65,118      1,880      2.89%
  Savings                        58,823       1,304        2.22        60,833      1,342      2.21     62,836      1,655      2.63
  Time                          269,029      14,554        5.41       236,822     12,673      5.35    222,211     12,251      5.51
                              ----------   ---------               -----------   --------            ---------  ---------
  Total interest bearing
    deposits                    398,365      17,632        4.43       369,188     15,784      4.28    350,165     15,786      4.51
Short-term borrowings            26,601       1,390        5.23        49,611      2,709      5.46     48,947      3,015      6.16
Long-term debt                   50,293       2,836        5.64         7,085        409      5.77      9,238        592      6.41
                              ----------   ---------               -----------   --------            ---------  ---------
Total interest bearing
  liabilities                   475,259      21,858        4.60       425,884     18,902      4.44    408,350     19,393      4.75
                                           ---------                             --------                       ---------
Non-interest bearing
  demand deposits                65,631                                58,394                          51,449
Other liabilities                 8,159                                 7,842                           6,433
Stockholders' equity             56,562                                51,879                          46,110
                              ----------                           -----------                       ---------
Total liabilities and
  stockholders' equity         $605,611                    3.61%     $543,999                 3.47%  $512,342                 3.79%
                              ----------               ---------   -----------              -------  ---------              -------
 Net interest income                         $24,854                              $22,873                         $19,815
                                           ---------                             --------                       ---------
Interest rate spread                                       3.83%                              3.74%                           3.33%
Effect of non-interest
  bearing funds                                             .65                                .74                             .76
                                                       ---------                            -------                         -------
Net interest margin                                        4.48%                              4.48%                           4.09%
                                                       ---------                            -------                         -------

(1) Interest income on loans includes fees of $984,000 in 1997, $775,000 in 1996 and $944,000 in 1995. Average loan balances exclude non-accrual loans.
(2)   Consumer loans outstanding net of unearned income.

The net average assets of ARMCO for 1996 and 1997 have been reported as "Net assets of discontinued subsidiary." Interest income and expense relative to these balances have been eliminated from Table 1 and throughout this discussion.

Table 2 presents the net interest income on a fully taxable equivalent basis for the years ended December 31, 1997, 1996 and 1995.

TABLE 2 - NET INTEREST INCOME (1)

In thousands
                                                  1997         1996        1995
                                                ----------   ---------   ---------
 Total interest income                            $44,944     $40,528     $38,404
 Total interest expense                            21,858      18,902      19,393
                                                ----------   ---------   ---------
 Net interest income                               23,086      21,626      19,011
 Tax equivalent adjustment                          1,768       1,247         804
                                                ----------   ---------   ---------
 Net interest income (fully taxable equivalent)   $24,854     $22,873     $19,815
                                                ----------   ---------   ---------

(1) Excludes interest income and interest expense relative to discontinued subsidiary.

Net interest income on a fully taxable equivalent basis was $24.9 million in 1997, an increase of $2.0 million or 8.7% from the $22.9 million earned in 1996. Taxable equivalent net interest income in 1996 increased $3.1 million or 15.4% from $19.8 million in 1995.

Changes in interest rates as well as changes in average balances (or volumes) of earning assets and paying liabilities have an impact on the amount of net interest income earned and the net interest margins realized by the Company from year-to-year. By isolating the effect that changes in rates have on net interest income from the effect of changes in volume, we can analyze the degree that each influences the change in net interest income and net interest margins. Table 3 analyzes the changes in the volume and rate components of net interest income. During 1997, net interest income increased $800,000 due to changes in volume and increased $1.2 million due to changes in interest rates. In 1996, net interest income increased by $1.8 million due to changes in volume and increased by $1.2 million due to changes in interest rates.

TABLE 3 - VOLUME AND RATE ANALYSIS OF CHANGES IN INTEREST INCOME




In thousands
                                                             Year Ended December 31,
                                      ----------------------------------------------------------------------
                                               1997 Over 1996                      1996 over 1995
                                      --------------------------------   -----------------------------------
                                         Change due to                       Change due to
                                      --------------------     Total     ----------------------     Total
                                       Volume       Rate       Change      Volume       Rate        Change
                                      --------    --------   ---------   ---------    ---------   ----------
Interest earned on:
  Short-term investments              $   943     ($   30)    $   913     ($    1)     $    15     $    14
  Mortgages held for sale                 (68)          6         (62)        (17)         (74)        (91)
  Securities                             (430)        855         425        (680)         365        (315)
  Loans                                 3,246         415       3,661       3,379         (420)      2,959
                                      --------    --------   ---------   ---------    ---------   ----------
  Total interest income                 3,691       1,246       4,937       2,681         (114)      2,567
                                                   --------    --------   ---------   ---------    ---------   ----------
Interest paid on:
  Interest bearing demand deposits        (25)         30           5         185         (296)       (111)
  Savings deposits                        (44)          6         (38)        (53)        (260)       (313)
  Time deposits                         1,722         159       1,881         805         (383)        422
  Short-term borrowings                (1,256)        (63)     (1,319)         41         (347)       (306)
  Long-term debt                        2,494         (67)      2,427        (138)         (45)       (183)
                                      --------    --------   ---------   ---------    ---------   ----------
  Total interest expense                2,891          65       2,956         840       (1,331)       (491)
                                      --------    --------   ---------   ---------    ---------   ----------
Net interest income                   $   800      $1,181      $1,981      $1,841       $1,217      $3,058
                                      --------    --------   ---------   ---------    ---------   ----------

Another method of analyzing the change in net interest income is to examine the changes between interest rate spread and the net interest margin on earning assets. The interest rate spread as shown in Table 4 is the difference between the average rate earned on earning assets and the average rate paid on interest bearing liabilities. The net interest margin takes into account the benefit derived from assets funded by interest free sources such as non-interest bearing demand deposits and capital.

TABLE 4 - INTEREST RATE SPREAD AND NET INTEREST MARGIN ON EARNING ASSETS

(Taxable equivalent basis)



In thousands
                                              1997                     1996                     1995
                                    ----------------------    ---------------------    ----------------------
                                      Average                   Average                  Average
                                      Balances      Rate       Balances       Rate      Balances       Rate
                                    -----------    -------    ----------    -------    ----------    --------
Earning assets                        $554,432      8.43%      $510,433      8.18%      $485,059       8.08%
                                    -----------               ----------               ----------
Interest bearing liabilities          $475,259      4.60%      $425,884      4.44%      $408,350       4.75%
                                                   -------                  -------                  --------
Interest rate spread                                3.83%                    3.74%                     3.33%
Interest free sources used
  to fund earning assets                79,173       .65%        84,549       .74%        76,709        .76%
                                    -----------    -------    ----------    -------    ----------    --------
Total sources of funds                $554,432                 $510,433                 $485,059
                                    -----------               ----------               ----------
Net interest margin                                 4.48%                    4.48%                     4.09%
                                                   -------                  -------                  --------

The following discussion analyzes changes in the Company's spreads and margins in terms of basis points. A basis point is a unit of measure for interest rates equal to .01%. One hundred basis points equals 1%.

Interest rate spreads increased 9 basis points during 1997. Earning asset yields increased 25 basis points and funding costs increased 16 basis points. Although interest rate spreads increased, the net interest margin remained at 4.48% in 1997. Loan yields increased 12 basis points in 1997. Changes in loan yields are closely related to changes in the prime rate. In the first quarter of 1997, prime increased 25 basis points to 8.50% and has remained unchanged since then. Yields on securities increased 45 basis points primarily due to a larger investment in higher yielding tax-free municipal bonds and smaller investment in lower yielding mortgage-backed securities including collateralized mortgage obligations ("CMO's"). Rates on interest bearing deposits increased in all deposit categories. Rates on short-term borrowings and long-term debt declined in 1997.

Interest rate spreads increased 41 basis points in 1996 while the net interest margin increased 39 basis points. Earning asset yields increased 10 basis points while funding costs decreased 31 basis points. Loan yields declined 13 basis points partially due to a 25 basis point decrease in the prime rate early in 1996. Security yields increased 20 basis points. Rates on all deposits and borrowed fund categories declined in 1996.

PROVISION FOR LOAN LOSSES

The amount of provision for loan losses that was charged against earnings was $258,000 in 1997 compared with $600,000 in 1996 and $360,000 in 1995. The amount of the provision is based, among other factors, on the amount of net credit losses that totaled $140,000 in 1997, $212,000 in 1996 and $181,000 in
1995. We review the adequacy of the allowance in light of past loan loss experience, current economic conditions, size and characteristics of the loan portfolio, volume of non-performing and delinquent loans and other relevant information.

The ratio of net charge-offs to average loans was .07% in both 1995 and 1996 and declined to .04% in 1997. Net charge-offs totaled 3.30% of the allowance for loan losses compared with 5.24% in 1996 and 4.94% in 1995. Non-performing loans (loans on which we have stopped accruing interest and loans 90 days or more past due which we continue to accrue interest) increased from $1.1 million at the end of 1996 to $2.1 million at the end of 1997. Non-performing loans represented .56% of total loans as of December 31, 1997 and .35% at the end of 1996.

NON-INTEREST INCOME

Total non-interest income grew $1.2 million or 32.2% in 1997 with gains in nearly all categories. Non-interest income increased $664,000 or 20.8% in 1996. Excluding net security gains, non-interest income increased $921,000 or 34.2% in 1997 compared with a $139,000 or 5.4% increase in 1996. Table 5 indicates changes in the major categories of non-interest income.

TABLE 5 - NON-INTEREST INCOME

In thousands
                                              1997/1996                               1996/1995
                                  -----------------------------------  ---------------------------------------
                                                  Increase                          Increase
                                                 (Decrease)                        (Decrease)
                                              -------------------             --------------------
                                  1997        Amount        %       1996        Amount       %         1995
                                 --------    --------    -------  ---------   ---------   --------   ---------
Service charges on deposit
  accounts                        $1,337      $  195       17.1%    $1,142       $ 128      12.6%      $1,014
Other service charges and fees        95          (2)      (2.1)        97          49     102.1           48
Fiduciary activities                 804         104       14.9        700         111      18.8          589
Net realized gains on sales of
  available for sale securities    1,493         321       27.4      1,172         525      81.1          647
Mortgage banking                     491         109       28.5        382        (250)    (39.6)         632
Other                                885         515      139.2        370         101      37.5          269
                                 --------    --------    -------  ---------   ---------   --------   ---------
Total                             $5,105      $1,242       32.2%    $3,863        $664      20.8%      $3,199
                                 --------    --------    -------  ---------   ---------   --------   ---------

Net security gains totaled $1.5 million in 1997, $1.2 million in 1996 and $647,000 in 1995. Securities gains and losses in all three years were attributable to the sale of securities for the purpose of adding liquidity or to control interest rate risk and reflect the Company's active management of the investment portfolio. We continuously monitor the Company's interest rate sensitivity position and periodically restructure the security portfolio as conditions warrant such as expected changes in liquidity or projected movements in future interest rates.

Fiduciary fees increased $104,000 or 14.9% in 1997 and by $111,000 or 18.8% in 1996. Assets under trust management were $165 million at the end of 1997, an increase of $30 million or 22% over assets of $135 million at the end of 1996. Trust assets increased $10 million or 8% in 1996.

Other non-interest income increased $515,000 in 1997 and by $101,000 in 1996. During 1997, we sold our Spring City Office located in Spring City, Chester County, Pennsylvania to Harleysville National Bank and Trust Company for which we realized a premium of nearly $300,000. This office was originally purchased in 1995 along with two other offices from PNC Bank.

NON-INTEREST EXPENSE

Total non-interest expense for 1997 increased $1.9 million or 13.2% compared with a $1.2 million or 8.9% increase in 1996. Salaries and employee benefits increased $789,000 or 9.7% in 1997 and $740,000 or 10.0% in 1996. Total
full-time equivalent employees increased from 217 at year-end 1995 to 232 at the end of 1996 (excluding 45 full-time equivalent ARMCO employees) and to 238 in 1997. The increase in 1996 is due in part to the addition of two new branch offices in 1996 plus another branch office late in 1995. The ratio of average assets (in millions) per employee was $2.36 in 1995, $2.34 in 1996 and $2.55 in 1997. The average salary per employee was $28,000 in 1995 and 1996 and $31,642 in 1997.

Expenses related to occupancy, premises and equipment increased $23,000 or .9% in 1997 and by $394,000 or 19.4% in 1996. A computer hardware and banking application software conversion completed early in the third quarter of 1997 is expected to reduce non-interest expenses by $800,000 per year beginning in 1998. Expenses relating to equipment, depreciation and service declined by $48,000 in 1997 reflecting the early benefits of this conversion. In 1997, we completed construction of our Berks regional office located in Spring Township. In addition to a full-service community office, regional loan and trust sales personnel will work out of this office. The large increase in occupancy, premises and equipment expense in 1996 is the result of opening two new community offices in 1996 and another branch late in 1995.

Computer software expense increased $807,000 or 93.7 in 1997. This increase is the due to the cost of the computer software conversion discussed above. These costs included the payment of a deferred license fee of $445,000 and write-off of the remaining book value of capitalized conversion costs that totaled $212,000.

Other non-interest expenses increased $321,000 or 9.8% in 1997 and decreased by $50,000 or 1.5% in 1996. Increases in other non-interest expenses are the result of normal inflationary increases or due to additional volume from growth in numbers of accounts processed. Table 6 summarizes the changes in the major categories of non-interest expense.

TABLE 6 - NON-INTEREST EXPENSE

In thousands
                                                1997/1996                               1996/1995
                                --------------------------------------   -----------------------------------
                                                Increase                          Increase
                                               (Decrease)                        (Decrease)
                                             ------------------                -------------------
                                   1997       Amount        %         1996      Amount        %         1995
                                ---------    --------    ------   ----------   --------    -------  ---------
Salaries and employee benefits   $ 8,961        $789       9.7%    $ 8,172        $740       10.0%    $7,432
Occupancy, net                     1,279          71       5.9       1,208         200       19.8      1,008
Equipment, depreciation and
  Service                          1,166         (48)     (4.0)      1,214         194       19.0      1,020
Computer software expense          1,668         807      93.7         861         121       16.4        740
Other                              3,591         321       9.8       3,270         (50)      (1.5)     3,320
                                ---------    --------             ----------   --------             ---------
Total                            $16,665      $1,940      13.2%     $14,725     $1,205        8.9%   $13,520
                                ---------    --------    ------   ----------   --------    -------  ---------

PROVISION FOR INCOME TAXES

Income tax expense applicable to continuing operations totaled $2.6 million in 1997 and 1996 compared with $2.1 million in 1995. There was an income tax benefit of $777,000 and $413,000 applicable to discontinued operations for 1997 and 1996, respectively. The statutory federal tax rate was 34% each year. PennRock's effective tax rate applicable to continuing operations was 21.9% in 1997 compared to 25.6% in 1996 and 25.8% in 1995. The primary reason for the decline in the effective tax rate is due to an increase in tax-exempt income. For a more comprehensive analysis of income tax expense, refer to Note 12 of the Notes to Consolidated Financial Statements.

PennRock accounts for income taxes on the liability method. Under the liability method, a deferred tax asset or liability is determined based on the enacted tax rates which will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in PennRock's income tax returns. The deferred tax provision for the year is equal to the net change in the deferred tax asset and liability accounts from the beginning to the end of the year. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

DISCONTINUED OPERATIONS

As discussed above, during 1997 management elected to terminate the operations of ARMCO, a subsidiary of the Bank, after two years of operations. ARMCO recorded a loss of $801,000 (net of an income tax benefit of $413,000) or $.13 per share in 1996 and a loss of $1.6 million (net of an income tax benefit of $777,000) or $.26 per share. In accordance with the provisions of APB 30, the operating results of ARMCO have been segregated from continuing operations and reported separately as discontinued operations in the statements of income for 1996 and 1997. As a result, certain income and expense items previously reported for 1996 have been restated to reflect the reclassification of ARMCO operations. We expect no material future impact on earnings due to the closure of ARMCO in 1997.

FINANCIAL CONDITION

SOURCES AND USES OF FUNDS

Table 7 examines PennRock's financial condition in terms of its sources and uses of funds. Average funding uses increased $44.0 million or 8.6% in 1997 compared with an increase of $25.4 million or 5.2% in 1996.

TABLE 7 - SOURCES AND USES OF FUNDS

In thousands
                                       1997                                  1996                     1995
                        ------------------------------------  -----------------------------------   ----------
                                       Increase (Decrease)                   Increase (Decrease)
                          Average      ------------------        Average     ------------------       Average
                          Balance      Amount          %         Balance      Amount         %        Balance
                        ----------   ----------     --------  -----------   ----------     ------   ----------
Funding uses:
  Short-term
    investments          $ 17,025      $16,332       2356.7%     $   693     ($    30)      (4.1%)   $    723
  Mortgages held for
    sale                      944       (1,113)       (54.1)       2,057         (177)      (7.9)       2,234
  Securities available
    for sale              189,001       (6,509)        (3.3)     195,510      (10,632)      (5.2)     206,142
  Loans                   347,462       35,289         11.3      312,173       36,213       13.1      275,960
                        ----------   ----------               -----------   ----------              ----------
  Total uses             $554,432      $43,999          8.6%    $510,433      $25,374        5.2%    $485,059
                        ----------   ----------     --------  -----------   ----------     ------   ----------
Funding sources:
  Interest-bearing
    demand deposits      $ 70,513     ($ 1,020)        (1.4%)   $ 71,533      $ 6,415        9.9%    $ 65,118
  Savings deposits         58,823       (2,010)        (3.3)      60,833       (2,003)      (3.2)      62,836
  Time deposits           269,029       32,207         13.6      236,822       14,611        6.6      222,211
  Short-term borrowings    26,601      (23,010)       (46.4)      49,611          664        1.4       48,947
  Long-term debt           50,293       43,208        609.9        7,085       (2,153)     (23.3)       9,238
  Non-interest bearing
    funds, net             79,173       (5,376)        (6.4)      84,549        7,840       10.2       76,709
                        ----------   ----------               -----------   ----------              ----------
  Total sources          $554,432      $43,999          8.6%    $510,433      $25,374        5.2%    $485,059
                        ----------   ----------     --------  -----------   ----------     ------   ----------


SECURITIES AND SHORT-TERM INVESTMENTS

Table 8 indicates the composition and maturity of the securities available for sale portfolio as of December 31, 1997. Included in the portfolio are state and municipal securities, mortgage-backed securities (including adjustable rate mortgage-backed securities) and CMO's which may be called, prepaid or reprice before final maturity. For mortgage-backed securities, maturity is based on average lives rather than contractual maturity. The average life to call or repricing of the portfolio was 4.7 years as of December 31, 1997 and 4.2 years as of December 31, 1996.

TABLE 8 - ANALYSIS OF SECURITIES AVAILABLE FOR SALE



In thousands
                                                                                                                    Taxable
                                         Within        1-5         6-10       Over 10                              Equivalent
                                        One Year      Years       Years        Years      Equities      Total        Yield
                                      ----------    ---------   ----------   ---------   ---------- -----------   -----------
U.S. Treasury and agency               $  1,075      $11,713     $  7,199     $34,972      $          $ 54,959          7.06%
States and political subdivisions                      1,694                   62,042                   63,736          8.37
Mortgage backed securities                             2,347       23,221       2,334                   27,902          7.20
Collateralized mortgage
  obligations                             6,521       32,484                                            39,005          5.79
Other securities                         24,317                                                         24,317          6.02
Equity securities                                                                           12,282      12,282
                                      ----------    ---------   ----------   ---------   ---------- -----------
Total (amortized cost)                  $31,913      $48,238      $30,420     $99,348      $12,282    $222,201          7.20%
                                      ----------    ---------   ----------   ---------   ---------- -----------
Total fair value                        $32,050      $48,076      $30,602    $100,999      $12,681    $224,408
Taxable equivalent yield                  6.02%        5.98%        7.26%       8.03%
Percent of portfolio                     14.28%       21.42%       13.64%      45.01%        5.65%
Average maturity                      12.1 YEARS

Measured on an amortized cost basis, securities increased $34.9 million or 18.7% in 1997 and decreased $10.0 million or 5.2% during 1996. As of December 31, 1997, securities available for sale at fair value totaled $224.4 million compared with $186.0 million at the end of 1996. During 1997, PennRock sold $119.2 million and purchased $172.9 million in available for sale securities. During 1996, PennRock sold $77.0 million in securities and purchased $78.4 million. In addition, $20.6 million and $10.0 million was received from maturities of securities and principal repayments on mortgage-backed securities in 1997 and 1996, respectively.

As of December 31, 1997, the AFS portfolio had a net unrealized gain of $2.2 million consisting of gross unrealized gains of $2.6 million and gross unrealized losses of $437,000. The total portfolio had a net unrealized loss of $1.2 million consisting of gross unrealized gains of $915,000 and gross unrealized losses of $2.2 million at the end of 1996.

As of December 31, 1997, PennRock had $66.9 million invested in mortgage-backed pass-through securities and CMO's compared with $101.6 million as of December 31, 1996. A mortgage-backed pass-through security depends on an underlying pool of mortgage loans to provide a cash flow pass-through of principal and interest. PennRock had $27.9 million in mortgage-backed pass-through securities as of December 31, 1997 of which $4.9 million were adjustable rate and $23.0 million were fixed rate securities. A CMO is a mortgage-backed security that is comprised of classes of bonds created by prioritizing the cash flows from the underlying mortgage pool in order to meet different objectives of investors. PennRock had $39.0 million in CMO securities as of December 31, 1997 compared with $67.4 million at the end of 1996. The CMO securities held by PennRock are shorter-maturity, fixed rate bonds that have relatively low levels of prepayment risk. In addition, none of the CMO's in the portfolio was considered "high risk CMO's" as defined by banking regulations. All CMO's and mortgage-backed pass-through securities were issued by Federal agencies.

During 1997 and 1996, there were no investments in securities of any single, non-federal issues in excess of 10% of stockholders' equity.

LOANS

Table 9 presents loans outstanding, by type of loan, for the past five years. Loans increased from year-end 1996 to year-end 1997 by $63.0 million or 19.7%, compared with a $21.3 million or 7.2% increase from year-end 1995 to year-end 1996. Most of this growth was realized in commercial real estate loans which grew $34.8 million or 27.4%. Also during 1997, PennRock originated and sold $24.1 million residential in conforming residential mortgage loans. Included in increase in real estate construction loans in 1997 are $12.5 million of real estate construction loans purchased by the Bank from ARMCO.

TABLE 9 - LOANS OUTSTANDING, NET OF UNEARNED INCOME

In thousands
                                                                  December 31,
                                       -----------------------------------------------------------------
                                          1997          1996         1995          1994         1993
                                       ----------    ----------   ----------   ----------    -----------
Commercial, financial and agricultural:
  Commercial, secured by real estate    $161,939      $127,124     $106,675      $ 86,173      $ 58,312
  Agricultural                            10,087         9,533       10,268         9,729         9,113
  Other                                   58,405        56,118       52,734        43,354        49,106
Real estate - construction                22,365         9,415        8,761         2,489         6,742
Real estate - mortgage                   111,689        99,798      104,211        85,565        73,299
Consumer loans                            17,874        17,366       15,376        12,618        11,810
                                       ----------    ----------   ----------   ----------    -----------
Total loans                             $382,359      $319,354     $298,025      $239,928      $208,382
                                       ----------    ----------   ----------   ----------    -----------

TABLE 10 - LOAN MATURITIES AND INTEREST SENSITIVITY (1)

In thousands
                                                                  December 31, 1997
                                            ------------------------------------------------------------
                                             One Year        One Through        Over
                                             or Less         Five Years      Five Years         Total
                                            -----------      -----------     -----------     -----------
Commercial, financial and agricultural        $  6,482          $34,717        $189,335        $230,534
Real estate - construction                      22,262                                           22,262
                                            -----------      -----------     -----------     -----------
Total                                         $ 28,744          $34,717        $189,335        $252,796
                                            -----------      -----------     -----------     -----------
Loans with predetermined interest rate        $  7,323          $18,522        $ 13,960        $ 39,805
Loans with variable interest rate               21,421           16,195         175,375         212,991
                                            -----------      -----------     -----------     -----------
Total                                          $28,744          $34,717        $189,335        $252,796
                                            -----------      -----------     -----------     -----------

(1) Excludes residential mortgages and consumer loans.

NON-PERFORMING ASSETS

Table 11 shows PennRock's non-performing loans for the five years ended December 31, 1997. PennRock's policy is to discontinue the accrual of interest on loans for which the principal or interest is past due 90 days or more unless the loan is well secured and corrective action has begun or the loan is in the process of collection. When a loan is placed on non-accrual status, any unpaid interest is charged against income.

TABLE 11 - NON-PERFORMING ASSETS


In thousands
                                                                        December 31,
                                              ---------------------------------------------------------------
                                               1997          1996          1995         1994          1993
                                              ---------     --------      --------     --------      --------
Non-accrual loans                                 $288       $  795        $  862       $  624        $1,670
Loans accruing but 90 days past due as to
  principal or interest                          1,853          311           375          434           729
                                              ---------     --------      --------     --------      --------
Total non-performing loans                       2,141        1,106         1,237        1,058         2,399
Other real estate owned                             65          187           276        1,048           816
                                              ---------     --------      --------     --------      --------
Total non-performing assets                     $2,206       $1,293        $1,513       $2,106        $3,215
                                              ---------     --------      --------     --------      --------
Ratios:
  Non-performing loans to total loans             0.56%        0.35%         0.41%        0.44%         1.15%
  Non-performing assets to total loans and
    other real estate owned                       0.58%        0.40%         0.51%        0.87%         1.54%
  Allowance for loan losses to
    non-performing loans                        198.37%      366.09%       295.96%      329.11%       144.27%

We estimate loans that are not considered non-performing and are not past-due but have a somewhat higher than normal risk of becoming non-performing in the future to total $10.7 million as of December 31, 1997, compared with $7.6 million as of December 31, 1996 and $4.7 million as of December 31, 1995.

As of December 31, 1997, PennRock did not have any loan concentrations exceeding 10% of total loans to any particular economic group or industry. The loan portfolio is well diversified as to industry and companies within each industry which helps minimize risk. Loan quality is maintained through diversification of risk, strict credit control practices and continued monitoring of the loan portfolio. As of December 31, 1997, PennRock did not have any loans outstanding to any foreign entity or government.

Other real estate owned ("OREO") amounted to $65,000 as of December 31, 1997 and was included in other assets on the Consolidated Balance Sheets. As of December 31, 1996, OREO totaled $187,000. Valuation reserves are established for OREO properties whenever estimated current realizable values fall below the original fair value recorded.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses (Table 12) is based on Management's evaluation of historical and anticipated loan loss expense, analysis of non-performing and delinquent loans, prevailing and anticipated economic conditions, and banking industry standards. The allowance is established at a level considered by Management to be adequate to absorb potential future losses contained in the portfolio and is monitored on a continuous basis with independent formal loan reviews conducted on a semiannual basis. Provisions for loan losses charged to operating expense increase the allowance while net charge-offs of loans decrease the allowance.

During 1997, the Bank purchased $12.5 million residential mortgage loans from ARMCO on which a valuation reserve totaling $80,000 had been established. This reserve was added to the Bank's allowance for loan losses with the purchase of these loans.

TABLE 12 - ALLOWANCE FOR LOAN LOSSES

In thousands
                                                                 Year Ended December 31,
                                           -----------------------------------------------------------------
                                             1997          1996          1995         1994          1993
                                           -----------   ----------    ----------   ----------    ----------
Balance, beginning of year                     $4,049       $3,661        $3,482       $3,461        $3,405
Provision charged to expense                      258          600           360          352           958
Loans charged off:
  Commercial, financial and agricultural           74          159           103          228           882
  Consumer                                        231          132           122          233           170
                                           -----------   ----------    ----------   ----------    ----------
  Total loans charged off                         305          291           225          461         1,052
                                           -----------   ----------    ----------   ----------    ----------
Recoveries:
  Commercial, financial and agricultural          129           49            15           95            66
  Consumer                                         36           30            29           35            84
                                           -----------   ----------    ----------   ----------    ----------
  Total recoveries                                165           79            44          130           150
                                           -----------   ----------    ----------   ----------    ----------
  Net charge-offs                                 140          212           181          331           902
                                           -----------   ----------    ----------   ----------    ----------
Transfer of valuation reserve from
  discontinued subsidiary                          80
                                           ----------    ----------    ----------   ----------    ----------
Balance, end of year                           $4,247       $4,049        $3,661       $3,482        $3,461
                                           -----------   ----------    ----------   ----------    ----------
 Total loans:
  Average                                    $347,462     $312,173      $275,960     $219,034      $208,701
  Year-end                                    382,359      319,354       298,025      239,928       208,382
 Ratios:
  Net charge-offs to:
    Average loans                               0.04%        0.07%         0.07%        0.15%         0.43%
    Total loans                                 0.04%        0.07%         0.06%        0.14%         0.43%
    Allowance for loan losses                   3.30%        5.24%         4.94%        9.51%        26.06%
    Provision for loan losses                  54.26%       35.33%        50.28%       94.03%        94.15%
  Allowance for loan losses to:
    Average loans                               1.22%        1.30%         1.33%        1.59%         1.66%
    Loans as of year-end                        1.11%        1.26%         1.23%        1.45%         1.66%

The allowance for loan losses totaled $4.2 million as of December 31, 1997, an increase of 4.9% from 1996. The allowance for loan losses as a percentage of year-end loans was 1.11% as of December 31, 1997 and 1.26% as of December 31, 1996. The provision for loan losses exceeded net charge-offs by $118,000 in 1997, by $388,000 in 1996 and by $179,000 in 1995. The allowance for loan losses as a percentage of non-performing loans was 198.37% as of December 31, 1997 and 366.09% as of December 31, 1996.

Total loans charged-off increased from $225,000 in 1995 to $291,000 in 1996 and increased to $305,000 in 1997. Recoveries of loans previously charged-off increased from $44,000 in 1995 to $79,000 in 1996 and increased to $165,000 in 1997. The ratio of net charge-offs to average loans was .07% in 1995 and 1996 and decreased to.04% in 1997.

Table 13 presents the allocation of the allowance for loan losses by major loan category for the past five years. The specific allocations in any particular category may prove to be excessive or inadequate to absorb actual future charge-offs so balances may be reallocated in the future to reflect changing conditions. Accordingly, the entire allowance is considered available to absorb losses in any category.

TABLE 13 - ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                                               December 31,
                       ------------------------------------------------------------------------------------------------------------
                              1997                1996                    1995                 1994                    1993
                       --------------------  -------------------   -------------------    -------------------     -----------------
                                     % of                 % of                  % of                   % of                  % of
                        Amount      Loans     Amount     Loans      Amount      Loans      Amount      Loans      Amount    Loans
                       --------    --------  --------   --------   --------    -------    --------    -------    --------  --------
Commercial, financial
  and agricultural      $2,858        60.3%   $2,835       60.4%    $2,713       56.9%     $2,967       58.0%     $2,888      55.9%
Real estate -
  construction                         5.8                  2.9                   2.9                    1.0                   3.2
Real estate - mortgage      60        29.2        53       31.2        118       35.0         133       35.7          84      35.2
Consumer                   335         4.7       323        5.5        313        5.2         258        5.3         206       5.7
Unallocated                994                   838                   517                    124                    283
                       --------    --------  --------   --------   --------    -------    --------    -------    --------  --------
Total                   $4,247       100.0%    $4,049     100.0%     $3,661     100.0%     $3,482      100.0%     $3,461     100.0%
                       --------    --------  --------   --------   --------    -------    --------    -------    --------  --------

As of December 31, 1997, PennRock's recorded investment in loans considered to be impaired under Statement of Financial Accounting Standards No. 114 was $625,000 of which $288,000 were on non-accrual status. Included in this amount is $414,000 of impaired loans for which the related allowance is $201,000 and $211,000 for which there is no related allowance. The average recorded investment in impaired loans for 1997 was $692,000 and the interest recognized for the year was $14,000.

As of December 31, 1996, PennRock's recorded investment in impaired loans was $740,000 of which $614,000 was on non-accrual status. Included in this amount is $732,000 of impaired loans for which the related allowance is $267,000 and $8,000 for which there is no related allowance. The average recorded investment in impaired loans for 1996 was $749,000 and the interest recognized for the year was $16,000.

LIQUIDITY

The purpose of liquidity management is to ensure that there are sufficient cash flows available to meet a variety of needs. These include financial commitments such as satisfying the credit needs of our borrowers and withdrawals by our depositors, the ability to capitalize on investment and business opportunities as they occur, and the funding of PennRock's own operations. Liquidity is measured by PennRock's ability to convert assets to cash at a reasonable cost or a minimum loss. Maturities and sales of investment securities (Table 8), loan payments and maturities (Table 10), and liquidating money market investments such as federal funds sold all provide liquidity. In addition, PennRock is a member of the Federal Home Loan Bank of Pittsburgh which provides a reliable source of long and short-term funds. However, PennRock's primary source of liquidity lies in our ability to renew, replace and expand its base of core deposits (consisting of demand, NOW, money market and cash management accounts, savings accounts, certificates of deposit, and other time deposits less than $100,000).

Total deposits increased $41.3 million or 9.2% in 1997 compared with $33.5 million or 8.0% in 1996. Table 14 reflects the changes in the major classifications of deposits by comparing the year-end balances for the past five years. Table 15 reflects the maturity of large dollar deposits.

TABLE 14 - DEPOSITS BY MAJOR CLASSIFICATION

In thousands
                                                                 December 31,
                                     -----------------------------------------------------------------
                                        1997          1996          1995          1994         1993
                                     -----------   -----------  -----------   -----------  -----------
Non-interest bearing deposits          $ 77,106      $ 65,537     $ 57,775      $ 50,405     $ 46,685
NOW accounts                             39,061        41,209       39,942        39,038       39,873
Money market deposit accounts            35,080        34,125       31,227        20,152       24,635
Savings accounts                         57,557        59,977       60,852        66,247       67,661
Time deposits under $100,000            250,364       224,071      208,022       149,784      142,634
                                     -----------   -----------  -----------   -----------  -----------
Total core accounts                     459,168       424,919      397,818       325,626      321,488
Time deposits of $100,000 or more        33,627        26,548       20,111        16,807       20,143
                                     -----------   -----------  -----------   -----------  -----------
Total deposits                         $492,795      $451,467     $417,929      $342,433     $341,631
                                     -----------   -----------  -----------   -----------  -----------

TABLE 15 - MATURITY OF TIME DEPOSITS OF $100,000 OR MORE


In thousands
                                                       December 31,
                                          -------------------------------------
                                            1997          1996          1995
                                          ---------     ---------    ----------
Three months or less                       $16,857       $10,992       $ 7,774
Over three months through six months         7,226         5,433         3,724
Over six months through twelve months        6,578         5,762         4,682
Over twelve months                           2,966         4,361         3,931
                                          ---------     ---------    ----------
Total                                      $33,627       $26,548       $20,111
                                          ---------     ---------    ----------

The Bank maintains lines of credit with various correspondent banks to use as sources of short-term funds in addition to repurchase agreements with bank customers. Federal funds purchased and securities sold under agreements to repurchase decreased from $21.1 million as of December 31, 1996 to $9.3 million as of December 31, 1997. The Bank also maintains a line of credit with the Federal Home Loan Bank of Pittsburgh. The Bank had $6.5 million in short-term adjustable rate borrowings as of December 31, 1995 and a $2.0 million short-term fixed-rate advance as of December 31, 1997. There were no line advances outstanding as of December 31, 1996. The level of short-term borrowings depends on loan growth, deposit growth, current market rates and other factors. The average cost of short-term borrowings decreased from 6.16% in 1995 to 5.46% in 1996 and to 5.23% in 1997. Table 16 shows PennRock's short-term borrowings for the five years ended December 31, 1997.

TABLE 16 - SHORT-TERM BORROWINGS


In thousands
                                                                December 31,
                                         ---------------------------------------------------------
                                           1997         1996        1995       1994        1993
                                         ---------   ---------   ---------   ---------   ---------
Federal funds purchased and securities
  sold under agreements to repurchase      $9,332     $21,136     $40,579     $13,046     $19,182
Advances from Federal Home Loan Bank        2,000                   6,500      67,604       8,050
U.S. Treasury tax and loan note             1,500         970         397       1,427       1,500
                                         ---------   ---------   ---------   ---------   ---------
Total short-term borrowings               $12,832     $22,106     $47,476     $82,077     $28,732
                                         ---------   ---------   ---------   ---------   ---------

CAPITAL RESOURCES

On June 24, 1997, PennRock announced that the Board of Directors had authorized the purchase of up to 200,000 shares of the Company's outstanding common stock. The shares are to be used for general corporate purposes including stock dividends and stock splits, executive compensation plans or for issuance under the dividend reinvestment plan. The Company began open market repurchases of its outstanding common stock in 1995. In 1997, PennRock purchased 42,882 shares for $784,000 and reissued 72,123 shares for PennRock's dividend reinvestment plan. In 1996, PennRock purchased 100,083 shares for $1.9 million and reissued 60,782 shares. PennRock purchased 20,000 shares for $374,000 and reissued 19,421 shares in 1995. There were 10,639 shares with a cost of $205,000 and 39,880 shares with a cost of $740,000 held as treasury stock on December 31, 1997 and 1996, respectively.

Total stockholders' equity increased $7.5 million or 14.0% in 1997 compared with an increase of $2.1 million or 4.0% in 1996. In 1997, stockholders' equity increased by net income of $7.8 million less dividends of $3.0 million. The change in net unrealized gains and losses on securities available for sale increased equity by $2.3 million. The increase in 1996 was due to net income of $6.8 million less dividends declared of $2.7 million. A net unrealized loss on securities available for sale caused equity to decline by $1.6 million during 1996. The increase in 1995 was due to net income of $6.2 million less dividends declared of $2.5 million and by the change in net unrealized gains on securities available for sale which increased equity by $6.8 million. The ratio of average equity to average assets was 9.34% in 1997, compared with 9.55% for 1996 and 9.00% in 1995. The ratio of average equity to average assets net of the SFAS 115 adjustment was 9.46% in 1997, 9.76% in 1996 and 9.62% in 1995. Internal capital generation is calculated by multiplying return on average equity by the percentage of earnings retained. Internal capital generation amounted to 8.47% in 1997, 7.87% in 1996 and 8.03% in 1995.

Bank and bank holding company minimum regulatory capital requirements have been revised to make regulatory capital more sensitive to individual differences in credit risk profiles (including off-balance-sheet risks). Risk based capital is segregated into two components: Tier 1 capital which includes stockholders' equity reduced by certain intangibles, and Tier 2 capital which includes the allowance for loan losses (subject to limitations) and qualifying debt obligations. In December 1994, federal banking regulators issued rulings that excluded the net unrealized holding gains and losses on AFS securities from the calculation of Tier 1 capital. Net unrealized losses on marketable equity securities will continue to be deducted from Tier 1 capital. The rule has the effect of valuing AFS securities at amortized cost rather than fair value for purposes of calculating risk-based and leverage capital ratios. The minimum leverage capital requirement is 3% and is determined by dividing Tier 1 capital by average assets. Banking organizations must adjust their assets and off-balance sheet exposures by assigning risk-weighted percentages depending on regulatory defined credit risks. Off-balance-sheet assets must be converted to credit equivalents before being risk weighted. These balances are then added to determine total risk weighted assets.

As of December 31, 1997, the most recent notification from the Federal Reserve Bank categorized PennRock as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, PennRock must maintain minimum total risk-based capital of 10%, Tier 1 risk-based capital of 6% and Tier 1 leverage ratios of 5%. There are no conditions or events since that notification that management believes have changed this category. Table 17 shows PennRock's capital resources for the past three years.

TABLE 17 - CAPITAL RESOURCES

                                                         December 31,
                                              -----------------------------------
                                                1997         1996          1995
                                              --------     --------     ---------
Leverage ratios:
  Total capital to total average assets         10.46%       10.62%        10.46%
  Tier 1 capital to total average assets         9.75%        9.88%         9.75%
Risk-based ratios:
  Common stockholders' equity to risk
    weighted assets                             13.76%       14.96%        16.37%
  Tier 1 capital to risk-weighted assets        13.26%       14.95%        15.81%
  Total capital to risk-weighted assets         14.22%       16.08%        16.97%

INTEREST RATE RISK

Information regarding interest rate risk may be found in Item 7A on pages 24 through 26 of this Annual Report under the caption "Quantitative and Qualitative Disclosures about Market Risk."

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." This statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15 ("APB 15"), "Earnings Per Share," and makes them comparable to international EPS standards. Basic EPS (formerly primary EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB 15. SFAS 128 is effective for financial statements ending after December 15, 1997, and requires restatement of all prior period EPS data presented. Accordingly, PennRock adopted the provisions of SFAS 128 as of December 31, 1997. There was no impact on the presentation of per share earnings in the Consolidated Statements of Income because basic earnings per share and diluted earnings per share are the same for 1997, 1996 and 1995.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which requires that an enterprise report, by major components and as a single total, the change in its net assets from transactions and economic events during the period other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. The Statement is effective for years beginning after December 15, 1997 with earlier application permitted.

In July 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS 131 introduces a new model for segment reporting entitled the "management approach," which focuses on the manner in which the chief decision makers organize segments within a company for making operating decisions and assessing performance. Under the management approach, reportable segments can be based upon its products, services, geographic areas, major customers and legal or management structure. SFAS 131 is effective for fiscal years beginning after December 15, 1997 with earlier application permitted. Adoption of SFAS 130 and SFAS 131 will not impact PennRock's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures.

YEAR 2000 COMPLIANCE

During 1997, we formed a committee with a goal of ensuring that all of the Company's operational and financial systems will not be adversely affected by year 2000 software problems. The committee is comprised of members from loan and deposit operations, branch administration, trust services, security, audit and senior management. The Board of Directors and senior management are supporting all compliance efforts and are allocating the necessary resources to complete the project within the timeframe established by the committee and bank regulators. An inventory of all systems, software and outside service providers that could be affected by the year 2000 date change has been developed and categorized as to importance to the Company in its ability to continue normal operations. All software used for the Company's systems is supplied by software vendors or outside service providers. We are requiring all software vendors and outside service providers to represent that the products or services they provide are or will be year 2000 compliant, beginning with those processes identified as the most critical. We are also requesting information from them on testing procedures so that we may verify compliance. Alternative sources will be identified for those vendors or service providers that will not be year 2000 compliant within the timeframe established. We do not expect the costs of evaluating and testing the Company's systems for year 2000 compliance to have a material effect on the Company's financial condition, results of operations or liquidity.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's financial performance is impacted by, among other factors, interest rate risk and credit risk. We manage credit risk by relying on strict credit standards, loan review and adequate loan loss reserves. Interest rate risk refers to PennRock's degree of exposure to loss of earnings and market value of equity resulting from changes in market interest rates. The magnitude of this exposure depends on the severity and timing of the market rate changes and on our ability to adjust. The Company's Asset Liability Management Committee ("the ALCO") addresses this risk. The senior management team comprises the ALCO. The ALCO monitors interest rate risk by modeling the estimated changes in net value of portfolio equity ("NVPE") and net interest income under various interest rate scenarios. The NVPE is the present value of expected future cash flows from assets and liabilities. The ALCO attempts to manage the various components of the Company's balance sheet to minimize the impact of sudden and sustained changes in interest rates on NVPE and net interest income. However, the ALCO may sometimes structure the balance sheet to take advantage of expected interest rate movements.

The Company's exposure to interest rate risk is reviewed on a monthly basis by the Board of Directors and the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the Company's change in net interest income and NVPE in the event of hypothetical changes in interest rates. If potential changes to NVPE and net interest income resulting from hypothetical interest rate swings are not within the limits established by the Board, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits.

The mismatch of maturities of assets and liabilities within a specific time frame is referred to as a rate sensitivity gap. If more assets than liabilities mature or reprice within the time frame, the Company is asset sensitive. If more liabilities mature or reprice, the Company is liability sensitive. An asset sensitive gap will benefit the Company in a period of rising rates while a liability sensitive gap will benefit the Company during declining rates. Gap analysis has certain limitations. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Some types of financial instruments are very sensitive to changes in market rates while others may lag behind such changes. Certain assets such as adjustable-rate loans have limits on the amount of change in interest rates in the short-term and over the life of the loan. Further, changes in interest rates may trigger prepayments of loans or early withdrawals of time deposits which would likely deviate significantly from the assumptions used in calculating changes in net interest income or NVPE. While ALCO continuously monitors and adjusts the gap position to maximize profitability, the primary objective is to maintain net interest income and NVPE within self-imposed parameters for a wide range of possible changes in interest rates. The following table presents an interest sensitivity analysis of PennRock's assets and liabilities as of December 31, 1997.

INTEREST SENSITIVITY ANALYSIS

In thousands
                                                            December 31, 1997
                                   -----------------------------------------------------------------------------------
                                                        Interest Sensitivity Period
                                   -----------------------------------------------------------------------------------
                                                     More                                    Due after
                                                    than 3       More than     More than     5 Years or
                                    Less than     Months to      6 Months      1 Year to      Not Rate
                                    3 Months       6 Months      to 1 Year      5 Years      Sensitive        Total
                                   ----------- -------------- ------------  ------------- ---------------  -----------
Earning assets:
 Short-term investments              $  1,054       $              $            $             $              $  1,054
 Weighted average interest rate          5.49%                                                                   5.49%
 Mortgages held for sale                1,036                                                                   1,036
 Weighted average interest rate          6.25%                                                                   6.25%
 Securities available for sale         39,212        10,684         27,641        66,658        80,213        224,408
 Weighted average interest rate          6.42%         6.07%          6.69%         6.62%         7.87%          7.03%
 Loans                                 66,366        17,628         26,045       127,573       144,747        382,359
 Weighted average interest rate          8.97%         8.87%          8.70%         8.11%         7.70%          8.20%
                                   ----------- -------------  ------------- ------------- -------------    -----------
 Total interest earning assets       $107,668       $28,312        $53,686      $194,231      $224,960       $608,857
                                   ----------- -------------  ------------- ------------- -------------    -----------
Interest bearing liabilities:
 Interest bearing demand
   deposits (1)                      $  3,119       $ 3,119        $ 6,239      $ 12,477      $ 49,186       $ 74,140
 Weighted average interest rate          3.41%         3.41%          3.41%         3.41%         2.18%          2.60%
 Savings deposits (2)                     719           719          1,439         2,878        51,802         57,557
 Weighted average interest rate          2.22%         2.22%          2.22%         2.22%         2.22%          2.22%
 Time deposits                        123,225        72,480         47,117        41,050           119        283,991
 Weighted average interest rate          5.40%         5.59%          5.41%         5.78%         5.20%          5.51%
 Short-term borrowings                 10,832                        2,000                                     12,832
 Weighted average interest rate          4.74%                        6.36%                                      4.99%
 Long-term debt                         1,300                          700        75,000                       77,000
 Weighted average interest rate          5.83%                        5.37%         5.70%                        5.70%
                                   ----------- -------------  ------------- ------------- -------------    -----------
 Total interest bearing
  liabilities                        $139,195       $76,318        $57,495      $131,405      $101,107       $505,520
                                   ----------- -------------  ------------- ------------- -------------    -----------
Interest sensitivity gap:
 Period                              ($31,527)     ($48,006)      ($ 3,809)      $62,826      $123,853
 Cumulative                           (31,527)      (79,533)       (83,342)      (20,516)      103,337
Interest sensitive assets to
 interest sensitive liabilities
 ratio:
 Period                                 77.35%        37.10%         93.38%       147.81%       222.50%
 Cumulative                             77.35%        63.10%         69.47%        94.93%       120.44%

(1) Assumes NOW account balances are withdrawn at 5% per year and money market deposits account balances are withdrawn at 30% per year based on prior experience.
(2) Assumes passbook and statement savings balances are withdrawn at 5% per year.

While the preceding table presented above helps provide some information about the Company's interest sensitivity, it does not predict the trends of future earnings. For this reason, we use financial modeling to forecast earnings under different interest rate projections. Interest rate sensitivity analysis is used to measure the Company's interest rate risk by computing estimated changes in NVPE of its cash flows from assets and liabilities in the event of assumed changes in market interest rates. This analysis assesses the risk of loss in market rate sensitive instruments in the event of sudden and sustained increases and decreases in market interest rates of 100 and 200 basis points. The Company's Board of Directors has adopted an interest rate risk policy which establishes maximum decrease in the NVPE and net interest income in the event of a sudden and sustained increase or decrease in market interest rates of 200 basis points. The following tables present the Company's projected change in NVPE and net interest income for 100 and 200 basis point rate shocks as of December 31, 1997 and the Board's established limit. NVPE values and impact on net interest income relate to the Bank only. The assets and liabilities at the parent company level are not considered in this analysis. The exclusion of holding company assets and liabilities does not have a significant effect on the analysis of NVPE sensitivity.

CHANGES IN NET PORTFOLIO VALUE

In thousands
                             Net Value of      Computed     Percent     Board
Change in Interest Rates   Portfolio Equity     Change       Change     Limit
-------------------------  ----------------  ------------  ---------  ------------
200 basis point rise             $39,765       ($16,914)     (29.8%)    (25.0%)
100 basis point rise              46,507        (10,172)     (18.0%)
Base rate scenario                56,679
100 basis point decline           60,834          4,155       7.33%
200 basis point decline           68,263         11,584      20.44%     (25.0%)

CHANGES IN NET INTEREST INCOME

In thousands
                            Net Interest    Computed      Percent      Board
Change in Interest Rates      Income         Change       Change       Limit
-------------------------   ------------  ------------  -----------  ----------
                                           C>
200 basis point rise           $25,429        $2,016         8.61%      (10.0%)
100 basis point rise            24,846         1,433         6.12%
Base rate scenario              23,413
100 basis point decline         23,697           283         1.21%
200 basis point decline         23,196          (218)       (0.93%)     (10.0%)

The preceding table indicates that as of December 31, 1997, in the event of a sudden and sustained increase in prevailing market interest rates, the Company's NVPE would be expected to decrease while its net interest income would be expected to increase. At December 31, 1997, the Company's estimated change in NVPE given a 200 basis point rise in interest rates was above the target established by the Board of Directors while the estimated change in net interest income is within target limits.

Computation of forecasted effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments, and deposit decay, and should not be relied upon as indicative of actual future results. Further, the computations do not contemplate any actions the ALCO could take to mitigate any negative effects of changes in interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following audited consolidated financial statements are set forth in this Annual Report of Form 10-K on the following pages:

PennRock Financial Services Corp. and Subsidiaries
  Independent Auditors' Report   . . . . . . . . . . .  . . . . . . . .   27
  Consolidated Balance Sheets  . . . . . . . . . . . .  . . . . . . . .   28
  Consolidated Statements of Income  . . . . . . . . .  . . . . . . . .   29
  Consolidated Statements of Stockholders' Equity  . .  . . . . . . . .   30
  Consolidated Statements of Cash Flows  . . . . . . .  . . . . . . . .   31
  Notes to Consolidated Financial Statements   . . . .  . . . . . . . .   32


INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of PennRock Financial Services Corp.


We have audited the accompanying consolidated balance sheets of PennRock Financial Services Corp. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of PennRock's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PennRock Financial Services Corp. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

As more fully discussed in Note 2, during 1997, the Company discontinued the operations of Blue Ball National Bank's mortgage subsidiary, Atlantic Regional Mortgage Corporation.


                                            /S/    SIMON LEVER & COMPANY
January 30, 1998
Lancaster, Pennsylvania

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



In thousands
                                                                         December 31,
                                                                  -------------------------
ASSETS                                                                1997          1996
                                                                  -----------   -----------
Cash and due from banks                                             $ 21,075      $ 16,405
Short-term investments                                                 1,054         1,244
Mortgages held for sale                                                1,036         5,690
Securities available for sale (at fair value)                        224,408       186,026

Loans (net of unearned income of $22,000 and $50,000)                382,359       319,354
  Allowance for loan losses                                           (4,247)       (4,049)
                                                                  -----------   -----------
  Net loans                                                          378,112       315,305
Premises and equipment                                                12,654        10,662
Accrued interest receivable                                            3,794         3,333
Other assets                                                           6,956         8,938
                                                                  -----------   -----------
Total assets                                                        $649,089      $547,603
                                                                  -----------   -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Non-interest bearing                                            $ 77,106      $ 65,537
    Interest bearing                                                 415,689       385,930
                                                                  -----------   -----------
    Total deposits                                                   492,795       451,467
  Short-term borrowings                                               12,832        22,106
  Long-term debt                                                      77,000        14,000
  Accrued interest payable                                             3,158         2,758
  Other liabilities                                                    2,037         3,543
                                                                  -----------   -----------
  Total liabilities                                                  587,822       493,874
Stockholders' Equity:
  Common stock, par value $2.50 per share; authorized
    20,000,000 shares; issued 6,077,299 shares                        15,193        15,193
  Surplus                                                             11,118        11,153
  Unrealized gains (losses) on securities available for
    sale, net of deferred taxes                                        1,457          (816)
  Retained earnings                                                   33,704        28,939
  Treasury stock at cost (10,639 and 39,880 shares)                     (205)         (740)
                                                                  -----------   -----------
  Total stockholders' equity                                          61,267        53,729
                                                                  -----------   -----------
Total liabilities and stockholders' equity                          $649,089      $547,603
                                                                  -----------   -----------

See notes to consolidated financial statements.

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME




In thousands, except per share data
                                                                         Year Ended December 31,
                                                                 ---------------------------------------
                                                                   1997           1996           1995
                                                                 ----------     ---------      ---------
Interest income:
  Interest and fees on loans                                       $32,218       $28,592        $25,755
  Securities available for sale:
    Taxable                                                          8,282         9,327         10,660
    Tax-exempt                                                       3,427         2,443          1,746
  Mortgages held for sale                                               64           126            217
  Other                                                              1,627           111             26
                                                                 ----------     ---------      ---------
  Total interest income                                             45,618        40,599         38,404
                                                                 ----------     ---------      ---------
Interest expense:
  Deposits                                                          17,632        15,784         15,786
  Short-term borrowings                                              1,390         2,709          3,015
  Long-term debt                                                     2,856           423            592
                                                                 ----------     ---------      ---------
  Total interest expense                                            21,878        18,916         19,393
                                                                 ----------     ---------      ---------
  Net interest income                                               23,740        21,683         19,011
Provision for loan losses                                              258           600            360
                                                                 ----------     ---------      ---------
Net interest income after provision for loan losses                 23,482        21,083         18,651
                                                                 ----------     ---------      ---------
Non-interest income:
  Service charges on deposit accounts                                1,337         1,142          1,014
  Other service charges and fees                                        95            97             48
  Fiduciary activities                                                 804           700            589
  Net realized gains on sales of available for sale securities       1,493         1,172            647
  Mortgage banking                                                     491           382            632
  Other                                                                885           370            269
                                                                 ----------     ---------      ---------
  Total non-interest income                                          5,105         3,863          3,199
                                                                 ----------     ---------      ---------
Non-interest expenses:
  Salaries and benefits                                              8,961         8,172          7,432
  Occupancy, net                                                     1,279         1,208          1,008
  Equipment depreciation and service                                 1,166         1,214          1,020
  Computer software expense                                          1,668           861            740
  Other                                                              3,591         3,270          3,320
                                                                 ----------     ---------      ---------
  Total non-interest expense                                        16,665        14,725         13,520
                                                                 ----------     ---------      ---------
Income from continuing operations before income taxes               11,922        10,221          8,330
Income taxes applicable to continuing operations                     2,607         2,613          2,148
                                                                 ----------     ---------      ---------
Income from continuing operations                                    9,315         7,608          6,182
Discontinued operations:
 Loss from operations of discontinued subsidiary (net of
  income tax benefit of $777 and $413)                              (1,555)         (801)
                                                                 ----------     ---------      ---------
Net income                                                         $ 7,760       $ 6,807        $ 6,182
                                                                 ----------     ---------      ---------
Earnings per common share:
 Income from continuing operations (net of tax)                      $1.54         $1.25          $1.02
 Loss from discontinued operations (net of tax)                       (.26)         (.13)
                                                                 ----------     ---------      ---------
 Net income                                                          $1.28         $1.12          $1.02
                                                                 ----------     ---------      ---------
Weighted average number of shares outstanding                    6,062,449     6,068,639      6,048,503
                                                                 ----------     ---------      ---------


Basic earnings per share and diluted earnings per share are the same for 1997, 1996 and 1995.

See notes to consolidated financial statements.

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



In thousands
                                                                             Net Unrealized
                                                                             Gains (Losses)          Total
                                    Common              Retained  Treasury    on Securities       Stockholders'
                                    Stock     Surplus   Earnings    Stock     Available for Sale    Equity
                                 ------------------------------------------------------------------------------
 Balance as of January 1, 1995     $15,015    $ 9,774   $21,152    $             ($ 6,038)          $39,903
 Net income                                               6,182                                       6,182
 Change in net unrealized gains
   and losses on securities
   available for sale, net of tax                                                   6,807             6,807
 Acquisition of treasury stock                                        (374)                            (374)
 Sale of treasury stock under
   dividend reinvestment plan                       1                  363                              364
 Shares issued under dividend
   reinvestment plan                    142     1,130                                                 1,272
 Cash dividends declared
   ($.41 per share)                                      (2,480)                                     (2,480)
                                 ---------------------------------------------------------------------------
 Balance as of December 31, 1995     15,157    10,905    24,854        (11)           769            51,674
 Net income                                               6,807                                       6,807
 Change in net unrealized gains
   and losses on securities
   available for sale, net of tax                                                  (1,585)           (1,585)
 Acquisition of treasury stock                                      (1,852)                          (1,852)
 Sale of treasury stock under
   dividend reinvestment plan                      55                1,101                            1,156
 Sale of treasury stock under
   Omnibus Stock Option Plan                       (9)                  22                               13
 Shares issued under dividend
   reinvestment plan                     36       202                                                   238
 Cash dividends declared
   ($.45 per share)                                      (2,722)                                     (2,722)
                                 ---------------------------------------------------------------------------
 Balance as of December 31, 1996     15,193    11,153    28,939       (740)          (816)           53,729
 Net income                                               7,760                                       7,760
 Change in net unrealized gains
   and losses on securities
   available for sale, net of tax                                                   2,273             2,273
 Acquisition of treasury stock                                        (784)                            (784)
 Sale of treasury stock under
   dividend reinvestment plan                     (35)      (25)     1,319                            1,259
 Cash dividends declared
   ($.49 per share)                                      (2,970)                                     (2,970)
                                    ------------------------------------------------------------------------
 Balance as of December 31, 1997    $15,193   $11,118   $33,704    ($  205)        $1,457           $61,267
                                    ------------------------------------------------------------------------


See notes to consolidated financial statements.

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS



In thousands
                                                                                                   Year Ended December 31,
                                                                                      ----------------------------------------------
                                                                                        1997              1996              1995
                                                                                      ----------        ----------       -----------
 OPERATING ACTIVITIES:
   Income from continuing operations:                                                  $  9,315          $  7,608          $  6,182
   Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
     Provision for loan losses                                                              258               600               360
     Depreciation and amortization                                                        1,065               963               861
     Amortization of deposit premium                                                        105               107                98
     Premium on deposits sold                                                              (300)
     Accretion and amortization of securities                                              (379)              135               317
     Deferred income taxes                                                                  104                76                18
     Net realized gains on sale of available for sale securities                         (1,493)           (1,172)             (647)
     Proceeds from sales of mortgage loans                                               24,143            28,091            26,232
     Originations of mortgages held for sale                                            (24,139)          (27,019)          (27,273)
     (Gain) loss on sale of mortgage loans, net                                             119               141               (90)
     Loss on sale of equipment                                                              161
     Increase in interest receivable                                                       (465)              (64)             (338)
     Increase in interest payable                                                           400               265               677
     Other changes, net                                                                  (2,742)             (978)           (2,900)
                                                                                      ----------        ----------       -----------
   Net cash provided by operating activities of continuing operations                     6,152             8,753             3,497
   Net cash (used in) provided by discontinued operations                                 5,290            (5,290)
                                                                                      ----------        ----------       -----------
   Net cash provided by operations                                                       11,442             3,463             3,497
                                                                                      ----------        ----------       -----------

 INVESTING ACTIVITIES:
   Proceeds from sales of securities available for sale                                 119,243            77,025            65,045
   Purchases of securities available for sale                                          (172,934)          (78,358)          (56,395)
   Purchases of investment securities                                                                                        (1,319)
   Maturities of securities available for sale                                           20,625             9,974            13,266
   Maturities of investment securities                                                                                        2,000
   Proceeds from sale of other real estate                                                  150               451             1,340
   Net increase in loans                                                                (63,064)          (21,541)          (58,097)
   Purchases of premises and equipment                                                   (3,618)           (2,193)           (3,161)
   Proceeds from sale of equipment                                                           79
                                                                                      ----------        ----------       -----------
   Net cash used in investing activities                                                (99,519)          (14,642)          (37,321)
                                                                                      ----------        ----------       -----------

 FINANCING ACTIVITIES:
   Net increase in non-interest bearing deposits                                         11,569             7,762             7,370
   Net increase in interest bearing deposits                                             29,759            25,776            68,126
   Net decrease in short-term borrowings                                                 (9,274)          (25,370)          (34,601)
   Net increase (decrease) in long-term debt                                             63,000             5,000            (1,500)
   Issuance of common and treasury stock                                                  1,257             1,407             1,635
   Acquisition of treasury stock                                                           (784)           (1,852)             (374)
   Cash dividends                                                                        (2,970)           (2,722)           (2,480)
                                                                                      ----------        ----------       -----------
   Net cash provided by financing activities                                             92,557            10,001            38,176
                                                                                      ----------        ----------       -----------
   Increase (decrease) in cash and cash equivalents                                       4,480            (1,178)            4,352
   Cash and cash equivalents at beginning of year                                        17,649            18,827            14,475
                                                                                      ----------        ----------       -----------
   Cash and cash equivalents at end of year                                             $22,129           $17,649           $18,827
                                                                                      ----------        ----------       -----------
 Supplemental schedule of interest and income taxes paid:
   Total interest paid                                                                  $21,458           $18,637           $18,716
   Total income taxes paid                                                                1,200             2,725             2,377

See notes to consolidated financial statements.

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a description of the more significant accounting policies of PennRock Financial Services Corp. and its subsidiaries.

BUSINESS:
PennRock Financial Services Corp. ("PennRock" or the "Company") is a bank holding company incorporated under the laws of Pennsylvania in 1986. Blue Ball National Bank (the "Bank"), a wholly owned subsidiary of PennRock, provides a broad range of banking, trust and other financial services to consumers, small businesses and corporations in south-central and southeastern Pennsylvania. As discussed in Note 2, the Bank's mortgage banking subsidiary, Atlantic Regional Mortgage Corporation ("ARMCO") was closed in 1997.

BASIS OF PRESENTATION:
The consolidated financial statements of PennRock include the accounts of PennRock and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

As discussed more thoroughly in Note 2, for years ending December 31, 1997 and 1996, the Consolidated Statements of Income reflect the operating results of ARMCO as discontinued operations.

CASH EQUIVALENTS:
For purposes of the Consolidated Statements of Cash Flows, PennRock defines cash equivalents to include amounts due from banks, federal funds sold and other short-term investments. Generally, federal funds are purchased and sold for one-day periods.

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

SECURITIES AVAILABLE FOR SALE:
Debt securities are classified as available for sale if management intends to hold these securities for an indefinite period of time but not necessarily to maturity. All equity securities are classified as available for sale. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in maturity mix of PennRock's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of the related deferred tax effect.

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

Effective January 1, 1995, PennRock adopted Statement of Financial Accounting Standards No. 114 ("SFAS 114"), "Accounting by Creditors for Impairment of a Loan," as amended. SFAS 114 requires loans to be measured for impairment when it is probable that all amounts, including principal and interest, will not be collected in accordance with the contractual terms of the loan agreement. The amount of impairment and any subsequent changes are recorded as an adjustment to the allowance for loan losses. SFAS 114 applies to all loans, both collateralized and uncollateralized, except for large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, loans held for sale and debt securities. PennRock evaluates a loan for impairment when the loan is internally classified as substandard or doubtful. All non-accrual loans not meeting the definition of smaller balance homogeneous loans are considered impaired. As required by SFAS 114, PennRock generally measures impairment based upon the present value of the loan's expected future cash flows, except where foreclosure or liquidation is probable or when the primary source of repayment is provided by real estate collateral. In these circumstances, impairment is based upon the fair value of the collateral. Impairment with regard to substantially all of PennRock's impaired loans has been measured by the fair value of the underlying collateral. Prior to 1995, losses related to these loans were estimated based on undiscounted cash flows or the fair value of the underlying collateral.

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

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

PREMISES AND EQUIPMENT:
Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on straight line and accelerated methods based on the estimated useful life of the assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income for the period. Maintenance, repairs, and minor improvements are expensed as incurred. Significant renewals and betterments are capitalized.

MORTGAGE SERVICING RIGHTS:
Effective January 1, 1996, PennRock adopted Statement of Financial Accounting Standards No. 122 ("SFAS 122"), "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65" on a prospective basis as required by the standard. SFAS 122 requires mortgage loan servicing rights ("MSR's") be capitalized when acquired either through the purchase or origination of mortgage loans that are subsequently sold with servicing rights retained. SFAS 122 provides for the recognition of MSR's retained for loans sold by allocating total costs incurred between the loan and the servicing rights based on their relative fair values. MSR's are amortized in proportion to, and over the period of, estimated net servicing income. To determine the fair value of MSR's, PennRock estimates the present value of future cash flows, incorporating numerous assumptions including servicing income, cost of servicing, discount rates, prepayment speeds and default rates.

SFAS 122 also requires establishment of a valuation allowance for the excess of the carrying amount of capitalized MSR's over estimated fair value. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights exceed their fair value. For purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of the underlying loans including loan type, amortization type (fixed or adjustable) and note rate. Fair values in excess of the carrying amount of capitalized MSR's are not recognized. Fair values are estimated considering market prices for similar mortgage servicing rights and the discounted future net cash flows considering loan prepayment expectations, historical prepayment rates, interest rates and other economic factors. The valuation allowance may be adjusted as the value of the MSR's increase or decrease over time. The cost of the MSR's is amortized over the estimated period of net servicing revenues. The adoption of SFAS 122 did not have a material effect on the Company's financial condition or results of operations.

On January 1, 1997, the Company adopted SFAS No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," as amended by Statement of Financial Accounting Standards No.127 ("SFAS 127"), "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125 - An Amendment of FASB Statement No. 125." SFAS 125, which supersedes SFAS 122, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control of the asset or liability. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and ceases recognition of financial assets it no longer controls and liabilities that have been extinguished. The financial-components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with a pledge of collateral.

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

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

SFAS 125 is effective for transfers of financial assets and extinguishments of liabilities occurring after December 31, 1996, except that, as provided by SFAS 127, the rules governing securities lending, repurchase and dollar repurchase agreements and the recognition of collateral will not be adopted until January 1, 1998. The extension of the SFAS 115 approach to certain non-security financial assets and the amendment to SFAS 115 is effective for financial assets held on or acquired after January 1, 1997. The adoption of SFAS 125 did not have a material effect on PennRock's financial statements or the results of operations. The adoption of delayed provision of SFAS 125 is not expected to have a material impact on the Company's financial condition or results of operations.

DEPOSIT PREMIUM:
The deposit premium is the excess of the value of deposit liabilities over cash received for the assumption of those liabilities for branch offices acquired through business combinations that are recorded using the purchase method of accounting. Included in other assets are $708,000 and $863,000 of deposit premiums as of December 31, 1997 and 1996 respectively. This premium is being amortized using the straight-line method over 10 years.

LONG-LIVED ASSETS:
On January 1, 1996, PennRock adopted the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related to both assets to be held and used and assets to be disposed of.

Long-lived assets and certain intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair-value of the asset and long-lived assets to be disposed of are reported at the lower of carrying amount or fair-value less cost to sell. Adoption of SFAS 121 did not have a material effect on PennRock's financial position and results of operations.

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

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

STOCK-BASED COMPENSATION:
In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which establishes a fair value method of accounting for stock options and other stock-based compensation arrangements with employees. Under this method, the fair value of a stock option is recognized as compensation expense over the service period (generally the vesting period). SFAS 123 requires that if a company continues to account for stock options under the intrinsic method established by APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," it must provide pro forma net income and earnings per share information as if the new fair value approach had been adopted. The recognition provisions of SFAS 123 may be adopted upon issuance. The disclosure provisions are effective for years beginning after December 15, 1995. The pro forma disclosures are to include the effects of all awards granted in 1995 and later years. PennRock adopted the provisions of SFAS 123 on January 1, 1996. However, PennRock will continue to account for stock-based compensation under APB 25 and related Interpretations. Adoption of SFAS 123 did not have a material impact on PennRock's consolidated financial statements.

NET INCOME PER SHARE:
In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." This statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15 ("APB 15"), "Earnings Per Share," and makes them comparable to international EPS standards. Basic EPS (formerly primary EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB 15. SFAS 128 is effective for financial statements ending after December 15, 1997, and requires restatement of all prior period EPS data presented. Accordingly, PennRock adopted the provisions of SFAS 128 as of December 31, 1997. There was no impact on the presentation of per share earnings in the Consolidated Statements of Income because basic earnings per share and diluted earnings per share are the same for 1997, 1996 and 1995.


MORTGAGE BANKING ACTIVITIES:
Fees for servicing loans for investors are based on the outstanding principal balance on the loans serviced. Fees are recognized as earned and are included in the Consolidated Statements of Income under other income.


NOTE 2: DISCONTINUED OPERATIONS

On September 30, 1997, ARMCO's Board of Directors adopted a formal liquidation plan that called for operations of ARMCO to be finalized by December 31, 1997. The operating results of ARMCO are being accounted for in accordance with the provisions of Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as a discontinued operation. Accordingly, ARMCO's operating results (including shut-down and liquidation costs), net of applicable income tax benefits, have been segregated from continuing operations and reported separately as discontinued operations in the Consolidated Statements of Income for 1997 and 1996.

ARMCO reported gross revenue of $3,313,000 in 1997 and $524,000 in 1996. These amounts are not included in interest income or non-interest income in the accompanying Consolidated Statements of Income. ARMCO had no income in 1995.

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

Assets and liabilities of ARMCO as of December 31, 1996 are as follows:



In thousands
                                             December 31,
                                                 1996
                                           --------------
 Mortgages held for sale                         $4,531
 Furniture and equipment                            321
 Accrued interest receivable                          5
 Prepaid and other assets                           322
 Federal income taxes receivable                    218
                                           --------------
 Total assets                                     5,397
 Accrued and other liabilities                      107
                                           --------------
 Net assets of discontinued operations           $5,290
                                           --------------

All assets and liabilities of ARMCO have been liquidated, purchased by the parent company or written-off as of December 31, 1997.

NOTE 3: RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average balances of reserves on deposit with the Federal Reserve Bank based on deposits outstanding. The amount of those required reserves as of December 31, 1997 was approximately $6,727,000. Balances maintained at the Federal Reserve Bank are included in cash and due from banks.


NOTE 4: SECURITIES AVAILABLE FOR SALE

On November 15, 1995, the Financial Accounting Standards Board (the "FASB") issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." In this report, the FASB permitted a one-time reassessment of the appropriateness of the designations of all securities held at the time of the issuance of the Special Report. Debt securities transferred from the investment security portfolio to the available for sale portfolio under the guidance of the Special Report would not call into question intent to hold other debt securities to maturity. Accordingly, in the fourth quarter of 1995, PennRock transferred the entire investment security portfolio consisting of debt securities with an amortized cost of $15.4 million and a net unrealized gain of $302,000 to the available for sale portfolio. As of December 31, 1997 and 1996, PennRock had no securities classified as held to maturity.

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

The amortized cost and estimated fair value of securities available for sale are as follows:

In thousands
                                                                 DECEMBER 31, 1997
                                             ---------------------------------------------------------
                                                               GROSS           GROSS        ESTIMATED
                                              AMORTIZED      UNREALIZED     UNREALIZED        FAIR
                                                COST           GAINS          LOSSES          VALUE
                                             ------------   ------------   -------------   -----------
U. S. Treasury securities and other
  U. S. government agencies                     $ 54,959         $  256          ($ 29)      $ 55,186
Obligations of states and political
  subdivisions                                    63,736          1,569             (8)        65,297
U. S. agency mortgage-backed securities           27,902            171            (72)        28,001
Collateralized mortgage obligations               39,005                          (262)        38,743
Commercial paper                                  24,317            183                        24,500
                                             ------------   ------------   -------------   -----------
Total debt securities available for sale         209,919          2,179           (371)       211,727
Equity securities                                 12,282            465            (66)        12,681
                                             ------------   ------------   -------------   -----------
Total securities available for sale             $222,201         $2,644          ($437)      $224,408
                                             ------------   ------------   -------------   -----------


                                                                 December 31, 1996
                                             ---------------------------------------------------------
                                                               Gross           Gross        Estimated
                                              Amortized      Unrealized     Unrealized        Fair
                                                Cost           Gains          Losses          Value
                                             -----------   -------------   ------------    -----------
U. S. Treasury securities and other
  U. S. government agencies                    $ 31,302           $  45       ($   347)      $ 31,000
Obligations of states and political
  subdivisions                                   48,852             605           (294)        49,163
U. S. agency mortgage-backed securities          34,142              46           (580)        33,608
Collateralized mortgage obligations              67,446                           (908)        66,538
Other                                                30              12                            42
                                             -----------   -------------   ------------    -----------
Total debt securities available for sale        181,772             708         (2,129)       180,351
Equity securities                                 5,492             207            (24)         5,675
                                             -----------   -------------   ------------    -----------
Total securities available for sale            $187,264            $915        ($2,153)      $186,026
                                             -----------   -------------   ------------    -----------

The amortized cost and fair value of debt securities as of December 31, 1997, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call obligations and mortgages underlying the mortgage-backed securities may be prepaid without any penalties.


In thousands
                                                DECEMBER 31, 1997
                                             -------------------------
                                              AMORTIZED       FAIR
                                                COST          VALUE
                                             -----------   -----------
Due in one year or less                        $ 25,392      $ 25,573
Due after one year through five years            13,407        13,480
Due after five years through ten years            7,199         7,230
Due after ten years                              97,014        98,700
                                             -----------   -----------
                                                143,012       144,983
Mortgage backed securities                       27,902        28,001
Collateralized mortgage obligations              39,005        38,743
                                             -----------   -----------
Total debt securities                          $209,919      $211,727
                                             -----------   -----------

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

Gains and losses from sales of securities available for sale are as follows:



In thousands
                                     1997         1996         1995
                                   --------     --------     --------
Debt securities
   Gross gains                      $1,420       $1,009         $582
   Gross losses                       (345)        (114)         (80)
                                   --------     --------     --------
   Total debt securities             1,075          895          502
Equity securities, net                 418          277          145
                                   --------     --------     --------
Total securities gains              $1,493       $1,172         $647
                                   --------     --------     --------


Proceeds from sales of securities available for sale are as follows:



In thousands
                                    1997          1996         1995
                                 ----------    ---------    ---------
 Debt securities                  $112,312      $75,869      $64,441
 Equity securities                   6,931        1,156          604
                                 ----------    ---------    ---------
 Total proceeds                   $119,243      $77,025      $65,045
                                 ----------    ---------    ---------

Securities with a carrying value of $20,438,000 and $20,818,000 as of December 31, 1997 and 1996 were pledged to secure public and trust deposits, repurchase agreements as well as other purposes.


NOTE 5: LOANS

The loan portfolio net of unearned income and deferred loan fees, as of December 31, 1997 and 1996 is as follows:



In thousands
                                                 1997         1996
                                             -----------    ----------
 Commercial, financial and agricultural:
   Commercial, secured by real estate          $161,939      $127,124
   Agricultural                                  10,087         9,533
   Other                                         58,405        56,118
 Real estate - construction                      22,365         9,415
 Real estate - mortgage                         111,689        99,798
 Consumer                                        17,874        17,366
                                             -----------    ----------
 Total loans                                   $382,359      $319,354
                                             -----------    ----------


In the ordinary course of business, the Bank has loan, deposit, and other transactions with its directors, their affiliated companies, executive management and their associates (as defined), collectively referred to as related parties. Such transactions are on substantially the same terms, including interest rates and collateral (with regard to loans), as those prevailing at the time for comparable transactions with others. Activity for the related party loans for the year ended December 31, 1997, was as follows:



In thousands
 Balance, January 1, 1997                $7,728
 New loans                                9,068
 Repayments                              (9,135)
                                        --------
 Balance, December 31, 1997              $7,661
                                        --------

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

Included in the loan portfolio are loans on which the Bank has ceased the accrual of interest. Such loans amounted to $288,000 and $795,000 as of December 31, 1997 and 1996, respectively. If interest income had been recorded on all non-accrual loans outstanding during the years 1997, 1996 and 1995, interest income would have been increased as shown in the following table:


In thousands
                                              1997      1996     1995
                                             ------     -----   ------
Interest which would have been recorded
   under original terms                        $27       $92      $73
Interest income recorded during the year         0        11        7
                                             ------     -----   ------
Net impact on interest income                  $27       $81      $66
                                             ------     -----   ------

As of December 31, 1997, PennRock's recorded investment in loans considered to be impaired under SFAS 114 was $625,000 of which $288,000 were on non-accrual status. Included in this amount is $414,000 of impaired loans for which the related allowance is $201,000 and $211,000 for which there is no related allowance. The average recorded investment in impaired loans for 1997 was $692,000 and the interest recognized for the year was $14,000.

As of December 31, 1996, PennRock's recorded investment in loans considered to be impaired under SFAS 114 was $740,000 of which $614,000 were on non-accrual status. Included in this amount is $732,000 of impaired loans for which the related allowance is $267,000 and $8,000 for which there is no related allowance. The average recorded investment in impaired loans for 1996 was $749,000 and the interest recognized for the year was $16,000.


NOTE 6: LOAN SERVICING

Mortgage loans serviced for Fannie Mae and Federal Home Loan Mortgage Corporation are not included in the accompanying Consolidated Balance Sheets. The unpaid principal balances of those loans as of December 31, 1997 and 1996 were $182.9 million and $188.9 million, respectively.

During 1997, $176,000 of originated mortgage servicing rights was capitalized and $48,000 of amortization of mortgage servicing rights was recorded. In 1996, $141,000 of originated mortgage servicing rights was capitalized and $4,000 of amortization of mortgage servicing rights was recorded. The estimated fair value of mortgage servicing rights was $254,000 as of December 31, 1997 and $122,000 as of December 31, 1996.


NOTE 7: ALLOWANCE FOR LOAN LOSSES

During 1997, the Bank purchased $12.5 million residential mortgage loans from ARMCO on which a valuation reserve totaling $80,000 had been established. This reserve was added to the Bank's allowance for loan losses with the purchase of these loans. Changes in the allowance for loan losses were as follows:



In thousands
                                         1997       1996        1995
                                       ---------   --------    --------
 Balance at beginning of year            $4,049     $3,661      $3,482
 Provision charged to expense               258        600         360
 Recoveries of loans charged-off            165         79          44
                                       ---------   --------    --------
                                          4,472      4,340       3,886
 Loans charged off                         (305)      (291)       (225)
 Transfer of valuation reserve from
   discontinued subsidiary                   80
                                       ---------   --------    --------
 Balance at end of year                  $4,247     $4,049      $3,661
                                       ---------   --------    --------

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 8: PREMISES AND EQUIPMENT

Details of premises and equipment as of December 31 are as follows:



In thousands
                                          1997          1996
                                       ----------    ----------
 Land                                   $  2,097      $  2,105
 Premises                                  9,191         6,888
 Furniture and equipment                  10,153         9,601
 Construction in progress                    115           581
                                       ----------    ----------
 Total cost                               21,556        19,175
 Less accumulated depreciation            (8,902)       (8,513)
                                       ----------    ----------
 Net book value                          $12,654       $10,662
                                       ----------    ----------


Depreciation and amortization expense was $1,065,000 in 1997, $963,000 in 1996 and $861,000 in 1995.

Future minimum rental payments that are related to non-cancelable operating leases having initial terms in excess of one year are:

    1998                          76,000
    1999                          76,000
    2000                          76,000
    2001                          81,000
    2002                          70,000
    Thereafter                    99,000

Total lease payments were $145,000, $160,000 and $74,000 in 1997, 1996 and
1995.


NOTE 9: SHORT-TERM BORROWINGS

Federal funds purchased, securities sold under agreements to repurchase and the treasury tax and loan note generally mature within one to thirty days from the transaction date.

A summary of short-term borrowings is as follows for the years ended December 31, 1997, 1996 and 1995.



In thousands
                                                         1997          1996          1995
                                                      ---------     ---------     ---------
Securities sold under agreements to repurchase          $9,332       $21,136       $28,579
Overnight federal funds purchased                                                   12,000
Federal Home Loan Bank borrowings                        2,000                       6,500
U. S. Treasury tax and loan note                         1,500           970           397
                                                      ---------     ---------     ---------
Total short-term borrowings outstanding at year-end    $12,832       $22,106       $47,476
                                                      ---------     ---------     ---------
Average interest rate at year-end                         4.87%         5.50%         5.62%
Maximum outstanding at any month-end                   $70,225       $79,052       $62,594
Average amount outstanding                             $26,601       $49,611       $48,947
Weighted average interest rate                            5.23%         5.46%         6.16%

PennRock controls all securities that serve as collateral for the securities sold under agreements to repurchase.

The Bank has approved federal funds lines totaling $12.0 million and a borrowing capacity of $166.8 million at the Federal Home Loan Bank of Pittsburgh (the "FHLB").

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 10: LONG-TERM DEBT

Long-term debt consists of fixed rate advances from the FHLB with maturity schedules as follows:



In thousands
                 December 31, 1997                                     December 31, 1996
--------------------------------------------------    -------------------------------------------------
                                        Interest                                            Interest
   Amount         Maturity Date           Rate          Amount         Maturity Date          Rate
-----------      -------------------   -----------    ----------     --------------------  ------------
   $ 1,300        February 28, 1998         5.83%       $ 2,000         January 13, 1997         4.74%
       700         January 13, 1999         5.37          1,300        February 28, 1998         5.83
    25,000             June 5, 2000         6.01            700         January 13, 1999         5.37
    35,000           March 24, 2002         5.46          8,000        December 27, 2001         4.97
    15,000       September 17, 2002         5.74          2,000        December 31, 2001         4.97
-----------                                           ----------
   $77,000                                              $14,000
-----------                                           ----------


Certain of the outstanding advances have options that allow the FHLB to convert the fixed-rate advance to a 3-month LIBOR variable-rate advance. If the FHLB exercises its option to convert the advance, the balance may be repaid without penalty. During 1997, $10.0 million of the advances outstanding as of December 31, 1996 were repaid without penalty.

NOTE 11: CAPITAL TRANSACTIONS

On June 24, 1997, PennRock announced that the Board of Directors had authorized the purchase of up to 200,000 shares of the Company's outstanding common stock. The shares are to be used for general corporate purposes including stock dividends and stock splits, executive compensation plans or for issuance under the dividend reinvestment plan. The Company began open market repurchases of its outstanding common stock in 1995. In 1997, PennRock purchased 42,882 shares for $784,000 and reissued 72,123 shares for PennRock's dividend reinvestment plan. In 1996, PennRock purchased 100,083 shares for $1.9 million and reissued 60,782 shares. PennRock purchased 20,000 shares for $374,000 and reissued 19,421 shares in 1995. There were 10,639 shares with a cost of $205,000 and 39,880 shares with a cost of $740,000 held as treasury stock on December 31, 1997 and 1996, respectively.

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 12: INCOME TAXES

An analysis of the provision for income taxes included in the Consolidated Statements of Income is as follows:



In thousands
                                               1997        1996       1995
                                             --------    -------    --------
 Current expense                              $2,503     $2,537      $2,130
 Deferred taxes                                  104         76          18
                                             --------    -------    --------
 Provision for income taxes applicable to
   continuing operations                       2,607      2,613       2,148
 Income tax benefit applicable to
   discontinued operations                      (777)      (413)
                                             --------    -------    --------
 Total income tax expense                     $1,830     $2,200      $2,148
                                             --------    -------    --------


A reconciliation between the provision for income taxes from continuing operations and the amount computed by applying the statutory federal income tax rate to income from continuing operations before provision for income taxes is as follows:

                                            1997        1996       1995
                                           -------     ------     ------
 Statutory federal income tax rate           34.0%      34.0%      34.0%
 Tax exempt income                          (11.7)      (8.8)      (6.6)
 Other, net                                   (.4)        .4       (1.6)
                                           -------     ------     ------
 Effective income tax rate                   21.9%      25.6%      25.8%
                                           -------     ------     ------


Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of PennRock's deferred tax liabilities and assets as of December 31, 1997 and 1996 are as follows:



In thousands
                                                             1997       1996
                                                           --------   --------
 Deferred tax assets:
   Allowance for loan losses                                $1,393     $1,302
   Net unrealized losses on securities available for sale                 420
   Other                                                        63         43
                                                           --------   --------
   Total deferred tax assets                                 1,456      1,765
                                                           --------   --------
 Deferred tax liabilities:
   Depreciation                                                270        271
   Investment security discount                                103         95
   Net unrealized gain on securities available for sale        751
                                                           --------   --------
   Total deferred tax liabilities                            1,124        366
                                                           --------   --------
 Net deferred tax asset                                     $  332     $1,399
                                                           --------   --------

Included in the table above is the recognition of unrealized gains and losses on certain investments in debt and equity securities accounted for under SFAS 115 for which no deferred tax expense or benefit was recognized in the Consolidated Statements of Income.

Management believes that it is more likely than not that the net deferred tax asset of $332,000 will be realized since PennRock has a long history of earnings and has a carry-back potential greater than the deferred tax asset and is unaware of any reason that PennRock would not ultimately realize this asset.

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 13: EMPLOYEE BENEFIT PLAN

The Bank has a non-contributory profit sharing plan covering substantially all full time employees of the Bank. Contributions made to the plan by PennRock were $749,000 in 1997, $607,000 in 1996 and $491,000 in 1995.


NOTE 14: STOCK OPTION PLAN

PennRock has an Omnibus Stock Option Plan, the terms of which permit the granting of non-qualified stock options, incentive stock options, stock appreciation rights, performance shares, performance units, and restricted stock to senior executives of PennRock. The Board of Directors has granted the following incentive stock options under this plan at an exercise price equal to the market price at the date of the grant. Each of the incentive stock options vests and becomes exercisable, one-half after three years and the balance after five years of date granted. There were options totaling 750 shares exercisable as of December 31, 1997. All options have been adjusted to reflect stock splits since the date of grant.

                                                       Price per
                                          Shares         Share
                                        -----------   ----------
 Balance, December 31, 1992
   Incentive option granted                  2,250       $11.67
   Exercised in 1996                        (1,125)
                                        -----------
 Balance, December 31, 1993                  1,125
   Incentive option granted                  1,500       $16.92
                                        -----------
 Balance, December 31,1994                   2,625
   Incentive option granted                  1,000       $23.25
                                        -----------
 Balance, December 31, 1995                  3,625
   Incentive option granted                  1,000       $19.00
                                        -----------
 Balance, December 31, 1996                  4,625
   Incentive options granted                 2,000       $16.69
   Incentive options granted                 3,500       $16.63
                                        -----------
 Balance, December 31, 1997                 10,125
                                        -----------

The pro forma disclosures that are required by SFAS 123 are not applicable due to immateriality.

NOTE 15: COMMITMENTS AND CONTINGENT LIABILITIES AND CONCENTRATIONS OF CREDIT
         RISK

PennRock's financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These financial instruments include commitments to extend credit, standby letters of credit, guarantees, and liability for assets held in trust, which arise in the normal course of business. PennRock uses the same credit policies in commitments and conditional obligations as it does for on-balance sheet instruments.

A summary of PennRock's commitments and contingent liabilities as of December 31, 1997 and 1996 are as follows:



In thousands
                                                         1997          1996
                                                       ---------     ---------
 Commitments to extend credit                           $77,937       $62,327
 Financial and performance standby letters of credit      8,463         8,657
 Commitments to purchase securities                       2,995         3,074
 Commitments to sell residential mortgages                              4,552

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

Stand-by letters of credit are conditional commitments issued by PennRock to guarantee the performance of a customer to a third party. The term of the letters of credit varies from one month to 24 months and may have renewal features. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. PennRock holds collateral supporting those commitments for which collateral is deemed necessary.

PennRock's exposure to possible loss in the event of non-performance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of the instruments.

Most of PennRock's business activity is with customers located within PennRock's defined market area. Investments in state and municipal securities may also involve government entities within PennRock's market area. The concentrations by loan type are set forth in Note 5. The distribution of commitments to extend credit approximates the distribution of loans outstanding. The Bank, as a matter of policy, does not extend credit to any single borrower or group of related borrowers in excess of 65% of its legal lending limit. As of December 31, 1997, this limit was $5,769,000.


NOTE 16: RESTRICTIONS ON RETAINED EARNINGS

Certain restrictions exist regarding the ability of the bank subsidiary to transfer funds to PennRock in the form of cash dividends. The approval of the Comptroller of the Currency is required if the total dividends declared by a national bank in any calendar year exceeds the bank's net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank can declare dividends in 1998 without approval of the Comptroller of the Currency of approximately $8.7 million plus an additional amount equal to the Bank's net profit (as defined) for 1998 up to the date of any such dividend declaration.


NOTE 17: REGULATORY MATTERS

PennRock is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on PennRock's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, PennRock must meet specific capital guidelines that involve quantitative measures of PennRock's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. PennRock's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require PennRock to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that PennRock meets all capital adequacy requirements to which it is subject.

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

As of December 31, 1997, the most recent notification from the Federal Reserve Bank categorized PennRock as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, PennRock must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth below. There are no conditions or events since that notification that management believes have changed this category. PennRock's actual capital amounts and ratios are also presented in the table.



In thousands
                                                                                To Be Well
                                                                              Capitalized Under
                                                                              Prompt Corrective
                                                 Actual                       Action Provisions
                                     ------------------------------   ------------------------------
                                       Amount              Ratio         Amount             Ratio
                                     ------------      ------------   -----------         ----------
As of December 31, 1997:
  Total capital
     (to risk weighted assets)            $63,324        14.22%          $44,538              10.0%
  Tier 1 capital
     (to risk weighted assets)            $59,077        13.26%          $26,723               6.0%
  Tier 1 capital
     (to average assets)                  $59,077         9.75%          $30,280               5.0%
As of December 31, 1996:
  Total capital
     (to risk weighted assets)            $57,717        16.08%          $35,904              10.0%
  Tier 1 capital
     (to risk weighted assets)            $53,668        14.95%          $21,542               6.0%
  Tier 1 capital
     (to average assets)                  $53,668         9.88%          $27,200               5.0%


NOTE 18: FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions would significantly affect the estimates. Statement 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements.

Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of future business. The value of significant sources of income such as trust or mortgage banking operations has not been estimated. In addition, the tax effect relative to the recognition of unrealized gains and losses can have a significant impact on fair value estimates and have not been considered in any of the estimates. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company.

We used the following methods and assumptions in estimating the fair value of the Company's financial instruments:

   Cash and cash equivalents:

   The carrying amounts reported in the Consolidated Balance Sheets for cash and short-term investments approximate their fair values.

   Mortgages held for sale:

   The fair value of mortgages held for sale is estimated using current secondary market rates.

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

   Off-balance sheet instruments:
   For PennRock's off-balance sheet instruments consisting of commitments to extend credit and financial and performance standby letters of credit, the estimated fair value is the same as the instrument's contract or notional values since they are priced at market at the time of funding.

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

   Long-term debt:
   The fair values of long-term debt are estimated using discounted cash flow analyses, based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

   Accrued interest payable:
   The fair value of accrued interest payable is estimated to be the current book value.

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

As of December 31, 1997 and 1996, the estimated fair values of financial instruments based on disclosed assumptions are as follows:



In thousands
                                                         1997                          1996
                                               -------------------------   ------------------------
                                                 CARRYING       FAIR        Carrying        Fair
                                                  AMOUNT        VALUE        Amount         Value
                                               -----------   -----------   ----------    ----------
Financial assets:
  Cash and due from banks                       $ 21,075      $ 21,075     $ 16,405      $ 16,405
  Short-term investments                           1,054         1,054        1,244         1,244
  Mortgages held for sale                          1,036         1,034        5,690         5,690
  Securities available for sale                  224,408       224,408      186,026       186,026
  Loans:
    Commercial, financial and agricultural       230,431       230,466      192,775       198,835
    Real estate - construction                    22,365        22,368        9,415         9,714
    Real estate - mortgage                       111,689       111,706       99,798       100,011
    Consumer                                      17,874        17,876       17,366        17,196
    Allowance for loan losses                     (4,247)                    (4,049)
                                              -----------   -----------   ----------    ----------
    Net loans                                    378,112       382,416      315,305       325,756
  Accrued interest receivable                      3,794         3,794        3,333         3,333
Financial liabilities:
  Deposits:
    Non-interest bearing demand                   77,106        77,106       65,537        65,537
    Interest bearing demand                       74,141        74,141       75,334        75,334
    Savings                                       57,557        57,557       59,977        59,977
    Time deposits under $100,000                 250,364       249,720      224,071       223,888
    Time deposits over $100,000                   33,627        33,586       26,548        26,521
                                              -----------   -----------   ----------    ----------
    Total deposits                               492,795       492,110      451,467       451,257
  Short-term borrowings                           12,832        12,832       22,106        22,106
  Long-term debt                                  77,000        77,193       14,000        16,610
  Accrued interest payable                         3,158         3,158        2,758         2,758
Off-balance sheet financial instruments:
  Commitments to extend credit                    77,937        77,937       62,327        62,327
  Financial and performance standby letters
    of credit                                      8,463         8,463        8,657         8,657
  Commitments to purchase securities               2,995         2,995        3,074         3,074
  Commitments to sell residential mortgages                                   4,552         4,561

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 19: PARENT COMPANY ONLY FINANCIAL INFORMATION

The following represents parent only financial information:

PENNROCK FINANCIAL SERVICES CORP. (PARENT COMPANY ONLY) BALANCE SHEETS



In thousands
                                                                   December 31,
                                                            ------------------------
                                                               1997          1996
                                                            ----------   -----------
ASSETS:
Short-term investments                                        $    70      $    600
Securities available for sale                                   4,754         1,707
Due from subsidiary                                               381           649
Investment in subsidiary                                       57,048        51,557
Other assets                                                       10            15
                                                            ----------   -----------
Total assets                                                  $62,263       $54,528
                                                            ----------   -----------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
  Dividends payable                                          $    789      $    725
  Accrued expenses and taxes                                      207            74
                                                            ----------   -----------
  Total liabilities                                               996           799
                                                            ----------   -----------
Stockholders' equity:
  Common stock                                                 15,193        15,193
  Surplus                                                      11,118        11,153
  Unrealized gain (loss) on securities available for sale,
    net of deferred taxes                                       1,457          (816)
  Retained earnings                                            33,704        28,939
  Treasury stock at cost (10,639 and 39,880 shares)              (205)         (740)
                                                            ----------   -----------
  Total stockholders' equity                                   61,267        53,729
                                                            ----------   -----------
Total liabilities and stockholders' equity                    $62,263       $54,528
                                                            ----------   -----------


PENNROCK FINANCIAL SERVICES CORP. (PARENT COMPANY ONLY) STATEMENTS OF INCOME



In thousands
                                                                                              December 31,
                                                                               -------------------------------------------
                                                                                 1997             1996             1995
                                                                               ---------        ---------        ---------
 Income:
   Dividends from bank subsidiary                                                $4,200           $3,225           $1,380
   Securities available for sale                                                    106               86               89
   Net realized gains on sales of available for sale securities                     363              278              145
                                                                               ---------        ---------        ---------
   Total income                                                                   4,669            3,589            1,614
                                                                               ---------        ---------        ---------

 General and administrative expenses                                                243              257              240
                                                                               ---------        ---------        ---------
 Income before income taxes and undistributed net income
   of subsidiaries                                                                4,426            3,332            1,374
 Income tax expense (benefit)                                                        68               29              (17)
                                                                               ---------        ---------        ---------
 Income before equity in undistributed net income
   of subsidiaries                                                                4,358            3,303            1,391
 Equity in undistributed net income of subsidiaries                               3,402            3,504            4,791
                                                                               ---------        ---------        ---------
 Net income                                                                      $7,760           $6,807           $6,182
                                                                               ---------        ---------        ---------

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

PENNROCK FINANCIAL SERVICES CORP. (PARENT COMPANY ONLY) STATEMENTS OF CASH
FLOWS



In thousands
                                                                    Year Ended December 31,
                                                              -------------------------------------
                                                                 1997         1996          1995
                                                              ----------     ---------     --------
OPERATING ACTIVITIES
  Net income                                                     $7,760        $6,807       $6,182
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Equity in undistributed net income from subsidiaries         (3,402)       (3,504)      (4,791)
    Net realized gain on sale of available for sale securities     (363)         (278)        (145)
    (Increase) decrease in due from bank subsidiary                 268            63         (219)
    Other, net                                                      107           144          118
                                                              ----------     ---------     --------
  Net cash provided by operating activities                       4,370         3,232        1,145

INVESTING ACTIVITIES
  Proceeds from sale of securities available for sale             1,156         1,156        1,147
  Purchases of securities available for sale                     (3,561)         (760)      (1,009)
                                                              ----------     ---------     --------
  Net cash provided by (used in) investing activities            (2,405)          396          138

FINANCING ACTIVITIES
  Issuance of common and treasury stock                           1,257         1,406        1,637
  Acquisition of treasury stock                                    (784)       (1,852)        (375)
  Cash dividends paid                                            (2,968)       (2,722)      (2,480)
                                                              ----------     ---------     --------
  Net cash used in financing activities                          (2,495)       (3,168)      (1,218)
                                                              ----------     ---------     --------
  Increase (decrease) in cash and cash equivalents                 (530)          460           65
  Cash and cash equivalents at beginning of year                    600           140           75
                                                              ----------     ---------     --------
  Cash and cash equivalents at end of year                      $    70        $  600       $  140
                                                              ----------     ---------     --------

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 20: CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)



In thousands except per share data
                                                                         1997
                                                 ---------------------------------------------------
                                                   FIRST        SECOND         THIRD        FOURTH
                                                  QUARTER       QUARTER       QUARTER       QUARTER
                                                 ----------    ----------    ---------     ---------
 Interest income                                   $10,558       $11,312      $11,687       $12,061
 Interest expense                                    4,724         5,580        5,626         5,948
                                                 ----------    ----------    ---------     ---------
 Net interest income                                 5,834         5,732        6,061         6,113
 Provision for loan losses                              30            44           92            92
 Non-interest income                                   846         1,342        1,739         1,178
 Non-interest expense                                3,900         4,175        4,345         4,245
                                                 ----------    ----------    ---------     ---------
 Income from continuing operations before
   income taxes                                      2,750         2,855        3,363         2,954
 Income taxes                                          669           712          354           872
                                                 ----------    ----------    ---------     ---------
 Income from continuing operations                   2,081         2,143        3,009         2,082
 Loss from discontinued operations, net of tax        (177)         (214)      (1,164)
                                                 ----------    ----------    ---------     ---------
 Net income                                        $ 1,904       $ 1,929      $ 1,845       $ 2,082
                                                 ----------    ----------    ---------     ---------
 Earnings per share:
   Income from continuing operations, net of tax   $  0.34       $  0.36      $  0.50       $  0.34
   Loss from discontinued operations, net of tax     (0.03)        (0.04)       (0.19)
                                                 ----------    ----------    ---------     ---------
   Net income                                      $  0.31       $  0.32      $  0.31       $  0.34
                                                 ----------    ----------    ---------     ---------
 Dividends declared per share                      $  0.12       $  0.12      $  0.12       $  0.13
                                                 ----------    ----------    ---------     ---------




                                                 ----------------------------------------------------
                                                                         1996
                                                 ----------------------------------------------------
                                                    First        Second         Third        Fourth
                                                   Quarter       Quarter       Quarter       Quarter
                                                 -----------   -----------   ----------    ----------
 Interest income                                     $9,904       $10,325      $10,171       $10,199
 Interest expense                                     4,719         4,879        4,640         4,678
                                                 -----------   -----------   ----------    ----------
 Net interest income                                  5,185         5,446        5,531         5,521
 Provision for loan losses                              149           149          151           151
 Non-interest income                                    903           742        1,043         1,175
 Non-interest expense                                 3,605         3,516        3,735         3,870
                                                 -----------   -----------   ----------    ----------
 Income from continuing operations before
   income taxes                                       2,334         2,523        2,688         2,675
 Income taxes                                           637           563          629           783
                                                 -----------   -----------   ----------    ----------
 Income from continuing operations                    1,697         1,960        2,059         1,892
 Loss from discontinued operations, net of tax          (36)         (253)        (286)         (226)
                                                 -----------   -----------   ----------    ----------
 Net income                                          $1,661       $ 1,707      $ 1,773       $ 1,666
                                                 -----------   -----------   ----------    ----------
 Earnings per share:
   Income from continuing operations, net of tax     $ 0.28       $  0.32      $  0.34       $  0.31
   Loss from discontinued operations, net of tax      (0.01)        (0.04)       (0.04)        (0.04)
                                                 -----------   -----------   ----------    ----------
   Net income                                        $ 0.27       $  0.28      $  0.30       $  0.27
                                                 -----------   -----------   ----------    ----------
 Dividends declared per share                        $ 0.11       $  0.11      $  0.11       $  0.12
                                                 -----------   -----------   ----------    ----------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.





                       PENNROCK FINANCIAL SERVICES CORP.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors and nominees for election to the Board of Directors is incorporated herein by reference to the Registrant's Proxy Statement for its annual meeting to be held on April 28, 1998 under the caption "Information about Nominees and Continuing Directors", and information concerning executive officers is included under Part I, Item 4A, "Executive Officers of the Registrant" of this report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

Information concerning director compensation is incorporated herein by reference to the Registrant's Proxy Statement for its annual meeting to be held on April 28, 1998 under the caption "Compensation of Directors" and concerning executive compensation under the caption "Executive Compensation and Related Matters," except that information appearing under the caption "Board Report on Executive Compensation" and information appearing under the caption "Stock Performance Graph" is not incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners is incorporated herein by reference to the Registrant's Proxy Statement for its annual meeting to be held on April 28, 1998, under the caption "Voting of Shares and Principal Holders Thereof" and concerning security ownership of management under the caption "Information about Nominees and Continuing Directors."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information under the caption "Transactions with Directors and Executive Officers" is incorporated herein by reference to the Registrant's Proxy Statement for its annual meeting to be held on April 28, 1998.

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

(a) 3.  Exhibits

        (3)(a) Article of Incorporation of the Corporation are incorporated by reference to Exhibit 3(b) to Form 10-Q for the quarter ended June 30, 1996.

        (3)(b)  Bylaws of the Corporation

        (10)(a) Omnibus Stock Plan is incorporated by reference to Exhibit 4.1 to Registration Statement Number 33-53022 of Form S-8 dated October 8, 1992.

        (10)(b) Executive Incentive Compensation Plan

        (10)(c) Melvin Pankuch Deferred Compensation Agreement Plan

        (21)    Subsidiaries of the Registrant

        (23)    Consent of Simon Lever & Company, Independent Auditors

        (27)    Financial Data Schedule

(b)     Reports on Form 8-K

        There were no reports on Form 8-K filed in the fourth quarter of 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PENNROCK FINANCIAL SERVICES CORP.
                                       -----------------------------------------
                                                         (Registrant)

 Dated:  March 24, 1998                  By    /s/    Glenn H. Weaver
                                       -----------------------------------------
                                         Glenn H. Weaver, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 24th of March 1998.

             Signatures                                                           Title
------------------------------------                          ------------------------------------------------
/s/    Norman Hahn                                             Chairman and Director
------------------------------------
             NORMAN HAHN

/s/    Glenn H. Weaver                                         President and Director
------------------------------------
           GLENN H. WEAVER

/s/    Robert K. Weaver                                        Secretary and Director
------------------------------------
          ROBERT K. WEAVER

/s/    Melvin Pankuch                                          Executive Vice President, Chief
------------------------------------                             Executive Officer and Director
           MELVIN PANKUCH

/s/    George B. Crisp                                         Vice President and Treasurer
------------------------------------                           (Principal Financial and Accounting
           GEORGE B. CRISP                                     Officer)


/s/    Dale M. Weaver                                          Director
------------------------------------
           DALE M. WEAVER

/s/    Aaron S. Kurtz                                          Director
------------------------------------
           AARON S. KURTZ

/s/    Robert L. Spotts                                        Director
------------------------------------
          ROBERT L. SPOTTS

/s/    Elton Horning                                           Director
------------------------------------
            ELTON HORNING

/s/    Lewis M. Good                                           Director
------------------------------------
            LEWIS M. GOOD

/s/    Irving E. Bressler                                      Director
------------------------------------
         IRVING E. BRESSLER