Form 10-Q
period 1998-03-31
PENNROCK FINANCIAL SERVICES CORP
filed 1998-05-15
CIK 790988

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
              -------------------------------------------------------
                                     FORM 10-Q
                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
         For Quarter Ended March 31, 1998   Commission File Number 0-15040
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

   Yes [X] No [ ]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
                       Class                   Outstanding at May 8, 1998
          ------------------------------    --------------------------------
          Common Stock ($2.50 par value)            6,074,109 Shares

                        PENNROCK FINANCIAL SERVICES CORP.
                        ---------------------------------

                                    FORM 10-Q
                                    ---------
                      For the Quarter Ended March 31, 1998

                                    Contents
                                    --------
PART I. FINANCIAL INFORMATION
-----------------------------
Item 1. Financial Statements

        Consolidated balance sheets - March 31, 1998,
        December 31, 1997 and March 31, 1997.
        Consolidated statements of income - Three months ended
        March 31, 1998 and 1997.

        Consolidated statements of cash flows - Three months ended March 31, 1998 and 1997.

        Notes to condensed consolidated financial statements - March 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION
--------------------------
Item 6. Exhibits and Reports on Form 8-K


SIGNATURES
----------

                                     Part I
                       For the Quarter Ended March 31, 1998

Item 1.  Financial Statements

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                    March 31,   December 31,   March 31,
(Amounts in thousands)                1998          1997          1997
                                  ------------  -----------  -------------
ASSETS
Cash and due from banks              $ 18,991      $ 21,075      $ 21,376
Short-term investments                  3,388         1,054           764
Mortgages held for sale                 2,338         1,036           277
Securities available for sale         255,127       224,408       205,281
Loans:
  Loans, net of unearned income       393,821       382,359       337,142
  Allowance for loan losses            (4,309)       (4,247)       (4,147)
                                    ---------     ---------     ---------
  Net loans                           389,512       378,112       332,995
Bank premises and equipment            12,680        12,654        10,568
Accrued interest receivable             4,554         3,794         3,675
Net assets of discontinued subsidiary                              10,079
Other assets                            7,165         6,956         9,053
                                    ---------     ---------     ---------
Total assets                         $693,755      $649,089      $594,068
                                    =========     =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Non-interest bearing             $ 75,865      $ 77,106      $ 67,977
    Interest bearing                  401,236       415,689       387,267
                                    ---------     ---------     ---------
    Total deposits                    477,101       492,795       455,244
  Short-term borrowings                69,563        12,832        41,093
  Long-term debt                       75,700        77,000        37,000
  Accrued interest payable              3,326         3,158         2,576
  Other liabilities                     5,576         2,037         4,635
                                    ---------     ---------     ---------
  Total liabilities                   631,266       587,822       540,548
Stockholders' Equity:
  Common stock, par value $2.50 per
    share; authorized - 20,000,000
    shares; issued - 6,077,299 shares  15,193        15,193        15,193
  Surplus                              11,121        11,118        11,485
  Unrealized gains (losses) on
    securities available for sale,
    net of deferred taxes               1,197         1,457        (2,424)
  Retained earnings                    35,277        33,704        30,117
  Treasury stock at cost (12,286,
    10,639, and 26,346 shares)           (299)         (205)         (851)
                                    ---------     ---------     ---------
  Total stockholders' equity           62,489        61,267        53,520
                                    ---------     ---------     ---------
  Total liabilities and
    stockholders' equity             $693,755      $649,089      $594,068
                                    =========     =========     =========

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                       Three Months Ended
(Amounts in thousands)                      March 31,
                                       ------------------
                                         1998       1997
                                       ------      ------
Interest income:
  Interest and fees on loans            $8,729     $7,470
  Securities:
    Taxable                              2,380      2,109
    Tax-exempt                           1,170        898
  Mortgages held for sale                   16          3
  Other                                     52         78
                                       -------    -------
  Total interest income                 12,347     10,558
Interest expense:
  Deposits                               4,526      4,093
  Short-term borrowings                    503        418
  Long-term debt                         1,076        213
                                       -------    -------
  Total interest expense                 6,105      4,723
                                       -------    -------
  Net interest income                    6,242      5,835
Provision for loan losses                  148         30
                                       -------    -------
                                         6,094      5,805
Other income:
  Service charges on deposit
    accounts                               350        328
  Other service charges and fees            61         18
  Fiduciary activities                     228        199
  Security gains (losses), net             142         (5)
  Mortgage banking                          87        157
  Other                                    147        149
                                       -------    -------
  Total other income                     1,015        846
                                       -------    -------
  Net interest and other income          7,109      6,651
                                       -------    -------
Other expenses:
  Salaries and benefits                  2,464      2,143
  Occupancy, net                           268        329
  Equipment depreciation and service       306        275
  Other                                  1,087      1,152
                                       -------    -------
  Total other expense                    4,125      3,899
                                       -------    -------
  Income from continuing operations
    before income taxes                  2,984      2,752
Income taxes                               622        669
                                       -------    -------
  Income from continuing
  operations                             2,362      2,083
Discontinued operations:
  Loss from operations of
    discontinued subsidiary,
    (less income taxes of $91)                       (177)
                                       -------    -------
Net Income                              $2,362     $1,906
                                       =======    =======
Earnings per common share:
   From continuing operations           $  .39     $  .34
   From discontinue operations                       (.03)
                                       -------    -------
   Net income                           $  .39     $  .31
                                       =======    =======
Weighted average shares outstanding  6,071,582  6,050,583
                                     =========  =========

Basic earnings per share and diluted earnings per share are the same for 1998 and 1997.

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                       Three Months Ended
(Amounts in thousands)                      March 31,
                                       ------------------
                                         1998       1997
                                       ------      ------
Net income                              $2,362     $1,906
Other comprehensive income, net of tax:
  Unrealized gains (losses) on
    securities available for sale:
    Gain (losses) arising during the
      year, net of tax benefit
      of ($88,000) and ($547,000)         (171)    (1,062)
    Reclassification adjustment for
      gains (losses) included in net
      income, net of tax (benefit) of
      $48,000 and ($2,000)                  94         (3)
                                       -------    -------
Other comprehensive income (loss)         (265)    (1,059)
                                       -------    -------
Comprehensive income                    $2,097     $  847
                                       =======    =======

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                 Three Months Ended
                                                      March 31,
(Amounts in thousands)                         -----------------------
                                                 1998           1997
                                               ---------      ---------
Net cash provided by operating activities
   of continuing operations                     $  3,984        $ 2,986
Net cash used in discontinued operations                         (3,763)
                                                --------       --------
Net cash (used in) provided by operations          3,984           (777)
Investing activities:
   Proceeds from sales of securities available
     for sale                                     17,653         11,298
   Purchases of securities available for sale    (77,935)       (36,156)
   Maturities of securities available for sale    29,521          3,213
   Net increase in loans                         (11,549)       (17,720)
   Purchases of premises and equipment              (281)          (504)
                                                --------       --------
     Net cash used in investing activities       (42,591)       (39,869)
Financing activities:
   Net increase (decrease) in non-interest
     bearing deposits                             (1,241)         2,319
   Net increase (decrease) in interest
     bearing deposits                            (14,452)         1,338
   Increase in short-term borrowings              56,731         18,987
   Increase (decrease) in long-term debt          (1,300)        23,000
   Issuance of treasury stock                        321            328
   Acquisition of treasury stock                    (413)          (110)
   Cash dividends                                   (789)          (725)
                                                --------       --------
     Net cash provided by financing activities    38,857         45,137
                                                --------       --------
     Increase in cash and cash equivalents           250          4,491
     Cash and cash equivalents,
       beginning of year                          22,129         17,649
                                                --------       --------
     Cash and cash equivalents, end of period    $22,379        $22,140
                                                ========       ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 1998

NOTE 1. ACCOUNTING POLICIES

   The accompanying consolidated financial statements include the accounts of PennRock Financial Services Corp. and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

   PennRock Financial Services Corp. (PennRock or the Company) is a bank holding company incorporated under the laws of Pennsylvania in 1986. Blue Ball National Bank (the Bank) is a wholly owned subsidiary of PennRock which provides a broad range of banking, trust and other financial services to consumers, small businesses and corporations in south-central and southeastern Pennsylvania. The Bank's mortgage banking subsidiary, Atlantic Regional Mortgage Corporation (ARMCO) was formed in 1996 to originate and sell first mortgage loans of various types. Operations of ARMCO were terminated during 1997.

   The information contained in the financial statements is unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of interim periods have been made. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

   The accounting policies of PennRock Financial Services Corp. and Subsidiaries, as applied in the consolidated interim financial statements presented, are substantially the same as those followed on an annual basis as presented in the 1997 Annual Report to shareholders except that, as of January 1, 1997, PennRock adopted the Financial Accounting Standards Board's Statement No. 130 ("SFAS 130"), "Reporting Comprehensive Income", SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" and SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits-an amendment of FASB Statements No. 87, 88, and 106" as discussed in
   Note 2. For further information on PennRock's accounting policies, refer to the consolidated financial statements and footnotes thereto included in PennRock's annual report on Form 10-K for the year ended December 31, 1997.

NOTE 2. COMMITMENTS AND CONTINGENT LIABILITIES

   The financial statements do not reflect various commitments and contingent liabilities, such as commitments to extend credit, letters of credit, guarantees, and liability for assets held in Trust, which arise in the normal course of business. Commitments under outstanding letters of credit amounted to $8.1 million and commitments to extend credit totaled $80.3 million at March 31, 1998. Management does not anticipate any significant loss as a result of these transactions.

NOTE 3. NEW ACCOUNTING STANDARDS

   On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." Comprehensive income, as defined by SFAS 130, is the change in equity of a business enterprise during a reporting period from transactions and other events and circumstances from non-owner sources. In addition to an enterprise's net income, change in equity components under comprehensive income reporting would also include such items as the net change in unrealized gain or loss on available-for-sale securities.

   In June 1997, Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS 131 requires the reporting of selected segmented information in quarterly and annual reports. Information from operating segments is derived from methods used by the Company's management to allocate resources and measure performance. The Company is required to disclose profit/loss, revenues and assets for each segment identified, including reconciliations of these items to consolidated totals. The Company is also required to disclose the basis for identifying the segments and the types of products and services within each segment. SFAS 131 is effective for the Company for the year ended December 31, 1998, and quarterly beginning in 1999, including the restatement of prior periods reported consistent with this pronouncement, if practical. The Company does not anticipate any material impact from the implementation of SFAS No. 131.


   In February 1998, Statement of Financial Accounting Standards No. 132 ("SFAS 132"), "Employers' Disclosures about Pensions and Other Postretirement Benefits-an amendment of FASB Statements No. 87, 88, and 106," was issued. SFAS 132 revises employers' disclosures about pension and other post-retirement benefit plans. It standardizes the disclosure requirements for pensions and other post-retirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets in the Company's 1998 year-end financial statements. SFAS 132 also eliminates certain disclosures which were required by SFAS 87, "Employers' Accounting for Pensions," SFAS 88, "Employers' Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." SFAS 132 was effective for the Company on January 1, 1998. The Company did not experience any material impact from the implementation of SFAS No. 132.

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

   This Form 10-Q Report includes forward looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations and the results discussed in these forward looking statements. Factors that could cause such a difference include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in real estate values, interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices.

   Total assets of PennRock increased $44.7 million or 6.9% since the end of 1997 and by $99.7 million or 16.8% over March 31, 1997. The increases in assets were reflected in increases in securities available for sale and loans outstanding. Most of the growth has been funded by short-term borrowings which increased $56.7 million from year end 1997 and $28.5 from the first quarter of last year.

   Income from continuing operations for the current quarter was $2.4 million or $.39 per share compared with $2.1 million or $.34 per share for the first quarter of 1997, an increase of $279,000 or 13.4%. The total loss from discontinued operations recognized in the first quarter of 1997 totaled $177,000 or $.03 per share. Operations of the discontinued subsidiary were terminated in the fourth quarter of 1997 and had no impact on income in 1998. Net income for the first quarter of 1998 was $2.4 million or $.39 per share compared with $1.9 million or $.31 per share for the first quarter of last year, an increase of $456,000 or 23.9%.

   Net interest income increased $407,000 from the first quarter of 1997 due to primarily to volume increases, while other income excluding security gains increased $22,000 and other expenses increased $226,000.

   Dividends declared for the quarter totaled $789,000 or $.13 per share. This represented 33.4% of net income. Dividends declared during the first quarter of last year were $725,000 or $.12 per share.

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

   Table 1 presents net interest income on a fully taxable equivalent basis for the first quarter 1998 and 1997. For the first quarter of 1998, net interest income on a fully taxable equivalent basis totaled $6.8 million, an increase of $580,000 or 9.3% from $6.3 million earned for the same period of 1997.

TABLE 1 - NET INTEREST INCOME

                                 Three Months Ended
(Amounts in thousands)               March 31,
                                -------------------
                                   1998        1997
                                -------     -------
Total interest income           $12,346     $10,541
Total interest expense            6,105       4,707
                                -------     -------
Net interest income               6,241       5,834
Tax equivalent adjustment           593         420
                                -------     -------
Net interest income
  (fully taxable equivalent)    $ 6,834     $ 6,254
                                =======     =======

   Table 2 presents the average balances, taxable equivalent interest income and expense and rates for PennRock's assets and liabilities for the three months ended March 31, 1998 and 1997. For the first quarter of 1998 compared with the first quarter of 1997, net interest income increased due to increases in volumes while the interest spread and margin decreased. In both table 1 and table 2, earning assets and paying liabilities and the related interest income and expense of ARMCO have been omitted since the operating results for ARMCO have been reclassified as discontinued operations.

TABLE 2 - AVERAGE BALANCES, RATES, AND INTEREST INCOME AND EXPENSE

                                               Three Months Ended March 31,
(Amounts in thousands)              -------------------------------------------------
                                              1998                      1997
                                    -----------------------    ---------------------
                                    Average             Yield/ Average           Yield/
                                    Balance   Interest   Rate  Balance  Interest  Rate
                                   --------  -------- ------- -------- -------- ------
ASSETS
Interest earning assets
  Short-term investments           $  3,673   $    52   5.74% $  1,310 $    18    5.57%
  Mortgages held for sale               928        16   6.99%      350       6    6.92%
  Securities available for sale     233,951     4,087   7.08%  193,893   3,420    7.15%
  Loans:
    Mortgage                        220,806     5,000   9.18%  179,072   4,058    9.19%
    Commercial                      103,483     2,345   9.19%   86,829   1,946    9.09%
    Consumer                         63,486     1,439   9.19%   57,010   1,493   10.62%
                                   --------   -------         -------- -------
    Total loans                     387,775     8,784   9.19%  322,911   7,498    9.42%
                                   --------   -------         -------- -------
  Total earning assets              628,327    12,939   8.38%  518,464  10,942    8.56%
Other assets                         36,974   -------           38,188 -------
                                   --------                   --------
                                   $663,301                   $556,652
                                   ========                   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
  Demand                           $ 71,056       450   2.57% $ 72,958     440    2.45%
  Savings                            57,682       316   2.22%   59,783     324    2.20%
  Time                              280,444     3,760   5.44%  253,811   3,329    5.32%
                                   --------   -------         -------- -------
  Total interest bearing deposits   409,182     4,526   4.49%  386,552   4,093    4.29%
Short-term borrowings                37,940       503   5.38%   33,366     418    5.08%
Long-term debt                       76,567     1,076   5.70%   14,911     196    5.33%
                                   --------   -------         -------- -------
                                    523,689     6,105   4.73%  434,829   4,707    4.39%
Non-interest bearing deposits        69,864   -------           60,935 -------
Other liabilities                     7,573                      6,308
Stockholders' equity                 62,175                     54,580
                                   --------                    -------
Total liabilities and stockholders'
  equity                           $663,301                   $556,652
                                   ========                   ========
Net interest income                           $ 6,834                  $ 6,235
                                              =======                  =======
Interest rate spread                                    3.65%                     4.17%
                                                       ======                    ======
Net interest margin                                     4.43%                     4.88%
                                                       ======                    ======

PROVISION AND ALLOWANCE FOR LOAN LOSSES

   The provision for loan losses charged to earnings was $148,000 for the first quarter of 1998 compared with $30,000 for the first quarter of last year. The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. The adequacy of the allowance will continue to be examined in light of past loan loss experience, current economic conditions, volume of non-performing and delinquent loans and other relevant factors. The allowance is established at a level considered by management to be adequate to absorb potential future losses contained in the portfolio and is monitored on a continuous basis with independent formal reviews conducted semiannually. The allowance is increased by provisions charged to expense and decreased by net charge-offs. Table 3 reflects an analysis of the allowance for loan losses for the first quarter of 1998 and 1997.

TABLE 3 - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                            Three Months Ended
(Amounts in thousands)                          March 31,
                                           -------------------
                                             1998        1997
                                          --------    --------
Balance, beginning of period               $4,247      $4,049
Provision charged to operating expense        148          30
Total loans charged off                      (147)        (51)
Total recoveries                               61         119
                                          -------     -------
Net (charge-offs) recoveries                  (86)         68
                                          -------     -------
Balance, end of period                     $4,309      $4,147
                                          =======     =======
Total loans:
   Average                               $387,972    $322,911
   Period-end                             397,055     337,142
Ratios:
   Net charge-offs to
     average loans (annualized)               .09%        .06%
   Allowance for loan losses to
     period-end loans                        1.11%       1.23%


NON-PERFORMING ASSETS

   Table 4 reflects PennRock's non-performing assets at March 31, 1998, December 31, 1997 and March 31, 1997. PennRock's policy is to discontinue the accrual of interest on loans for which the principal or interest is past due 90 days or more unless the loan is well secured and corrective action has begun or the loan is in the process of collection. When a loan is placed on non-accrual status, any unpaid interest is charged against income. Other real estate owned represents property acquired through foreclosure.

TABLE 4 - NON-PERFORMING ASSETS

                                       March 31,    December 31,   March 31,
(Amounts in thousands)                    1998          1997         1997
                                       ----------    ---------    -----------
Non-accrual loans                          $   61        $  288         $326
Loans accruing but 90 days past due
  as to principal or interest               1,266         1,853           57
                                       ----------     ---------   ----------
Total non-performing loans                  1,327         2,141          383
Other real estate owned                       225            65          187
                                        ---------     ---------    ---------
Total non-performing assets                $1,552        $2,206         $570
                                        =========     =========    =========
Ratios:
  Non-accrual loans to total loans           0.33%        0.56%         0.11%
  Non-accrual loans to total loans and
    other real estate owned                  0.39%        0.58%         0.17%
  Allowance for loan losses to
    non-accrual loans                      324.72%      198.37%      1083.77%



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

   Total deposits decreased $15.7 million or 3.2% since year end and increased $21.9 million or 4.8% from last year. Total borrowings increased $55.4 million since year end and by $67.2 million from last year. Table 5 reflects the changes in the major classifications of deposits and borrowings by comparing the balances at the end of the first quarter of 1998 with year-end and the first quarter of 1997.

TABLE 5 - DEPOSITS AND BORROWINGS BY MAJOR CLASSIFICATION
(Amounts in thousands)

                                    March 31,   December 31,   March 31,
                                      1998          1997          1997
                                  ------------- ------------ -------------
Non-interest bearing                 $ 75,865      $ 77,106      $ 67,856
NOW accounts                           38,061        39,061        38,575
Money market deposit accounts          33,637        35,080        33,037
Savings accounts                       58,248        57,557        60,273
Time deposits under $100,000          241,268       250,364       227,955
                                    ---------     ---------     ---------
Total core deposits                   477,079       459,168       427,696
Time deposits of $100,000 or more      30,022        33,627        27,427
                                    ---------     ---------     ---------
Total deposits                        477,101       492,795       455,123
Short-term borrowings                  69,563        12,832        41,093
Long-term debt                         75,700        77,000        37,000
                                    ---------     ---------     ---------
Total deposits and borrowings        $622,364      $582,627      $533,216
                                    =========     =========     =========


CAPITAL RESOURCES:

   Total stockholders' equity increased $9.0 million or 16.8% from March 31, 1997 and $1.2 million or 2.0% since year-end 1997. Stockholders' equity is impacted by changes in the unrealized market gains and losses of the securities available for sale portfolio, net of deferred taxes. At March 31 1997, this portfolio had a net unrealized loss. On December 31, 1997 and March 31, 1998, the portfolio had net unrealized profits.

   On June 24, 1997, the Company announced that the Board of Directors had authorized the purchase of up to 200,000 shares of its outstanding common stock. The shares are to be used for general corporate purposes including employee benefit and executive compensation plans or for the dividend reinvestment plan. The Company began open market repurchases of its outstanding common stock in 1995. Since the program was adopted PennRock has repurchased 179,790 shares of which 12,286 shares were held as treasury shares as of March 31, 1998.

   Table 6 shows PennRock's capital resources at March 31, 1998 and at December 31 and March 31, 1997. PennRock and its subsidiary bank exceed all minimum capital guidelines.

TABLE 6 - CAPITAL RESOURCES

                                    March 31,   December 31,   March 31,
                                      1998          1997          1997
                                  ------------- ------------ -------------
   Leverage ratio:
    Total capital to total assets       9.78%        10.46%         9.98%
    Tier 1 capital to total assets      9.13%         9.75%         9.28%
   Risk-based capital ratios:
    Tier 1 capital to risk weighted
      assets                           13.66%        13.26%        14.29%
    Total capital to risk weighted
      assets                           14.63%        14.22%        15.37%


YEAR 2000 COMPLIANCE

   During 1997, we formed a committee with a goal of ensuring that all of the Company's operational and financial systems will not be adversely affected by year 2000 software problems. The committee is comprised of members from loan and deposit operations, branch administration, trust services, security, audit and senior management. The Board of Directors and senior management are supporting all compliance efforts and are allocating the necessary resources to complete the project within the timeframe established by the committee and bank regulators. An inventory of all systems, software and outside service providers that could be affected by the year 2000 date change has been developed and categorized as to importance to the Company in its ability to continue normal operations. All software used for the Company's systems is supplied by software vendors or outside service providers. We are requiring all software vendors and outside service providers to represent that the products or services they provide are or will be year 2000 compliant, beginning with those processes identified as the most critical.
   We are also requesting information from them on testing procedures so that we may verify compliance. Alternative sources will be identified for those vendors or service providers that will not be year 2000 compliant within the timeframe established. We are also contacting our large commercial loan and deposits customers to determine if they are aware of the Year 2000 problem and their level of compliance. We do not expect the costs of evaluating and testing the Company's systems for year 2000 compliance to have a material effect on the Company's financial condition, results of operations or liquidity.

                           PART II.  OTHER INFORMATION
                           ---------------------------
                      For the Quarter ended March 31, 1998

Item 6. Exhibits and Reports on Form 8-K
   (a) Exhibits

       27. Financial Data Schedule regarding unaudited interim financial information of PennRock for the quarter ended March 31, 1998.

   (b) Reports on Form 8-K

       There were no reports on Form 8-K filed for the three months ended March 31, 1998.

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


Date: May 14, 1998            By:  /s/Melvin Pankuch
-----------------------       -----------------------------------------------
                                   Melvin Pankuch
                                   Executive Vice President and
                                   Chief Executive Officer

Date: May 14, 1998            By:  /s/George B. Crisp
------------------------      -----------------------------------------------
                                   George B. Crisp
                                   Vice President and Treasurer
                                   (Principal Financial and Accounting Officer)