Form 10-Q
period 1998-06-30
PENNROCK FINANCIAL SERVICES CORP
filed 1998-08-13
CIK 790988

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
            -------------------------------------------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For Quarter Ended June 30, 1998    Commission File Number 0-15040
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

 Yes /X/ No

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
                       Class                  Outstanding at August 4, 1998
          ------------------------------    --------------------------------
          Common Stock ($2.50 par value)            6,062,609 Shares

                        PENNROCK FINANCIAL SERVICES CORP.
                        ---------------------------------

                                    FORM 10-Q
                                    ---------
                       For the Quarter Ended June 30, 1998

                                    Contents
                                    --------
PART I. FINANCIAL INFORMATION
-----------------------------
Item 1. Financial Statements

        Consolidated balance sheets - June 30, 1998,
          December 31, 1997 and June 30, 1997.
        Consolidated statements of income - Six months ended
          June 30, 1998 and 1997.
        Consolidated statements of cash flows - Six months
          ended June 30, 1998 and 1997.
        Notes to condensed consolidated financial statements - June 30, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION
--------------------------
Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K


SIGNATURES
----------

                                     Part I

                       For the Quarter Ended June 30, 1998

Item 1.  Financial Statements

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                    June 30,    December 31,    June 30,
(Amounts in thousands)                1998          1997          1997
                                  ------------  -----------  -------------
ASSETS
Cash and due from banks              $ 19,063      $ 21,075      $ 20,570
Short-term investments                  2,423         1,054        27,739
Mortgages held for sale                 2,157         1,036           612
Securities available for sale         248,874       224,408       162,211
Loans:
  Loans, net of unearned income       393,287       382,359       355,198
  Allowance for loan losses            (4,420)       (4,247)       (4,076)
                                    ---------     ---------     ---------
  Net loans                           388,867       378,112       351,122
Bank premises and equipment            12,551        12,654        10,793
Accrued interest receivable             5,376         3,794         3,483
Net assets of discontinued subsidiary                              27,766
Other assets                            7,630         6,956         9,890
                                    ---------     ---------     ---------
Total assets                         $686,941      $649,089      $614,186
                                    =========     =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Non-interest bearing             $ 77,076      $ 77,106      $ 67,531
    Interest bearing                  402,750       415,689       407,802
                                      ---------     ---------     ---------
    Total deposits                    479,826       492,795       475,333
  Short-term borrowings                43,413        12,832        10,426
  Long-term debt                       90,700        77,000        62,000
  Accrued interest payable              3,270         3,158         3,200
  Other liabilities                     5,473         2,037         6,176
                                    ---------     ---------     ---------
  Total liabilities                   622,682       587,822       557,135
Stockholders' Equity:
  Common stock, par value $2.50 per share;
    authorized - 20,000,000 shares;
    issued - 6,077,299 of which 14,690,
    10,639 and 12,617 shares are held
    as treasury stock, respectively    15,193        15,193        15,193
  Surplus                              11,154        11,118        11,107
  Unrealized gains (losses) on
    securities available for sale,
    net of deferred taxes               1,192         1,457          (297)
  Retained earnings                    37,113        33,704        31,287
  Less treasury stock, at cost           (393)         (205)         (239)
                                    ---------     ---------     ---------
  Total stockholders' equity           64,259        61,267        57,051
                                      ---------     ---------     ---------
  Total liabilities and
    stockholders' equity             $686,941      $649,089      $614,186
                                    =========     =========     =========

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                  Three Months Ended      Six Months Ended
(Amounts in thousands)                 June 30,               June 30,
                                 --------------------   ---------------------
                                   1998        1997         1998       1997
                                  ------      ------       ------     ------
Interest income:
  Interest and fees on loans      $8,656     $7,941      $17,385     $15,411
  Securities:
    Taxable                        2,179      2,038        4,559       4,147
    Tax-exempt                     1,630      1,095        2,800       1,993
  Mortgages held for sale             53         11           69          14
  Other                               34        227           86         305
                                 -------    -------      -------     -------
  Total interest income           12,552     11,312       24,899      21,870
Interest expense:
  Deposits                         4,448      4,237        8,974       8,330
  Short-term borrowings              759        744        1,262       1,162
  Long-term debt                   1,232        599        2,308         812
                                 -------    -------      -------     -------
  Total interest expense           6,439      5,581       12,544      10,304
                                 -------    -------      -------     -------
  Net interest income              6,113      5,731       12,355      11,566
Provision for loan losses            214         44          362          74
                                 -------    -------      -------     -------
                                   5,899      5,687       11,993      11,492
Other income:
  Service charges on deposit
    accounts                         361        352          711         680
  Other service charges and fees      68         18          129          36
  Fiduciary activities               235        206          463         405
  Security gains, net                506        552          648         547
  Mortgage banking                   251        118          338         275
  Other                              125         96          272         245
                                 -------    -------      -------     -------
  Total other income               1,546      1,342        2,561       2,188
                                 -------    -------      -------     -------
  Net interest and other income    7,445      7,029       14,554      13,680
                                 -------    -------      -------     -------
Other expenses:
  Salaries and benefits            2,325      2,281        4,789       4,424
  Occupancy, net                     332        326          600         655
  Equipment expenses                 326        316          632         591
  Other                            1,224      1,252        2,311       2,404
                                 -------    -------      -------     -------
  Total other expense              4,207      4,175        8,332       8,074
                                 -------    -------      -------     -------
  Income from continuing operations
    before income taxes            3,328      2,854        6,222       5,606
Income taxes                         613        712        1,235       1,381
                                 -------    -------      -------     -------
  Income from continuing
  operations                       2,625      2,142        4,987       4,225
Discontinued operations:
  Loss from operations of
    discontinued subsidiary,
    (less income taxes of
    $110 and $201 respectively                 (214)                    (391)
                                 -------    -------      -------     -------
Net Income                        $2,625     $1,928       $4,987      $3,834
                                 =======    =======      =======     =======
Earnings per share:
   From continuing operations     $  .43     $  .35       $  .82      $  .70
   From discontinue operations       .00       (.04)         .00        (.06)
                                 -------    -------      -------     -------
   From net earnings              $  .43     $  .31       $  .82      $  .64
                                 =======    =======      =======     =======
Weighted average shares
  outstanding                  6,071,582  6,059,412    6,071,582   6,059,412
                               =========  =========    =========   =========

Basic earnings per share and diluted earnings per share are the same for 1998 and 1997.

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                       Three Months Ended    Six Months Ended
(Amounts in thousands)                      June 30,             June 30,
                                       ------------------   -------------------
                                        1998        1997      1998      1997
                                       -------     -------   -------    -------
Net income                             $2,625      $1,929    $4,987     $3,834
Other comprehensive income,
  net of tax:
  Unrealized gains (losses) on
    securities available for sale:
    Gain arising during the
      period, net of tax                  329       2,491       163        880
    Reclassification adjustment
      for gains included in net
      income, net of tax                 (334)       (364)     (428)      (361)
                                      -------     -------   -------    -------
Other comprehensive income (loss)          (5)      2,127      (265)       519
                                      -------     -------   -------    -------
Comprehensive income                   $2,620      $4,056    $4,722     $4,353
                                      =======     =======   =======    =======

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                  Six Months Ended
                                                      June 30,
(Amounts in thousands)                         -----------------------
                                                 1998           1997
                                               ---------      ---------
Net cash provided by operating activities
   from continuing operation                    $  5,040        $ 6,248
Net cash used in discontinued operations                        (22,222)
                                                --------       --------
Net cash provided by (used in) operations          5,040        (15,974)
Investing activities:
   Proceeds from sales of securities available
     for sale                                     65,263         68,705
   Purchases of securities available for sale   (128,905)       (49,933)
   Maturities of securities available for sale    39,815          6,494
   Net increase in loans                         (10,970)       (35,891)
   Purchases of premises and equipment              (474)        (1,288)
   Sales of premises and equipment                     7
                                                --------       --------
     Net cash used in investing activities       (35,264)       (11,913)
Financing activities:
   Net increase (decrease) in non-interest
     bearing deposits                                (30)         1,080
   Net increase (decrease) in interest
     bearing deposits                            (12,939)        21,872
   Net increase (decrease) in short-term
     borrowings                                   30,581        (11,680)
   Increase in long-term debt                     13,700         48,000
   Issuance of treasury stock                        612            693
   Acquisition of treasury stock                    (765)          (272)
   Cash dividends                                 (1,578)        (1,454)
                                                --------       --------
     Net cash provided by financing activities    29,581         58,239
                                                --------       --------
     Increase (decrease) in cash and cash
       equivalents                                  (643)        30,352
     Cash and cash equivalents,
       beginning of year                          22,129         17,649
                                                --------       --------
     Cash and cash equivalents, end of period    $21,486        $48,001
                                                ========       ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 1998

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

   The information contained in the financial statements is unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of interim periods have been made. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

   The accounting policies of PennRock Financial Services Corp. and Subsidiaries, as applied in the consolidated interim financial statements presented, are substantially the same as those followed on an annual basis as presented in the 1997 Annual Report to shareholders except that, as of January 1, 1998, PennRock adopted the Financial Accounting Standards Board's Statement No. 130 ("SFAS 130"), "Reporting Comprehensive Income", SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" and SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits-an amendment of FASB Statements No. 87, 88, and 106" as discussed in
   Note 3. For further information on PennRock's accounting policies, refer to the consolidated financial statements and footnotes thereto included in PennRock's annual report on Form 10-K for the year ended December 31, 1997.

NOTE 2. COMMITMENTS AND CONTINGENT LIABILITIES

   The financial statements do not reflect various commitments and contingent liabilities, such as commitments to extend credit, letters of credit, guarantees, and liability for assets held in Trust, which arise in the normal course of business. Commitments under outstanding letters of credit amounted to $8.3 million and commitments to extend credit totaled $68.8 million at June 30, 1998. Management does not anticipate any significant loss as a result of these transactions.

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

   Total assets of PennRock increased $37.9 million or 5.8% since the end of 1997 and by $72.8 million or 11.8% over June 30, 1997. The increases in assets were reflected in increases in securities available for sale and loans outstanding.

   Net income for the current quarter was $2.6 million or $.43 per share compared with $1.9 million or $.31 per share for the second quarter of 1997, an increase of $696,000 or 36.1%. Income from continuing operations increased $483,000 or 22.5% from the second quarter of 1997. A loss from discontinued operations of $214,000 or $.04 per share was recorded in the second quarter of 1997.

   Net interest income increased $382,000 from the second quarter of 1997 due to volume increases and notwithstanding tighter margins, while other income excluding security gains increased $251,000 and other expenses increased $33,000.

   Dividends declared for the quarter totaled $789,000 or $.13 per share. This represented 30.1% of net income. Dividends declared during the second quarter of last year were $728,000 or $.12 per share.

   Net income for the first six months of 1998 was $5.0 million or $.82 per share compared with $3.8 million or $.64 per share for the first half of 1997, an increase of $1.2 million or 30.1%. A loss from discontinued operations of $391,000 or $.06 per share was recognized for the first six months of 1997. Income from continuing operations increased $762,000 or 18.0% from the first six months of 1997.

   Dividends declared for the first six months of 1998 totaled $1.6 million or $.26 per share compared with $1.5 million or $.24 per share paid for the same period in 1997. This represented 31.6% of net income in 1998 and 38.0% in 1997.

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

   Table 1 presents net interest income on a fully taxable equivalent basis for the second quarter and first six months of 1998 and 1997. For the second quarter of 1998, net interest income on a fully taxable equivalent basis totaled $6.9 million, an increase of $847,000 or 13.9% from $6.1 million earned for the same period of 1997. For the first six months of 1998, net interest income on a fully taxable equivalent basis totaled $13.8 million, an increase of $1.5 million or 11.8% from $12.3 million earned for the first six months of 1997.

TABLE 1 - NET INTEREST INCOME

                                  Three Months Ended      Six Months Ended
(Amounts in thousands)                 June 30,               June 30,
                                 --------------------   --------------------
                                   1998        1997         1998       1997
                                 -------     -------      -------     -------
Total interest income           $12,552     $11,312      $24,899     $21,870
Total interest expense            6,439       5,581       12,544      10,304
                                -------     -------     --------    --------
Net interest income               6,113       5,731       12,355      11,566
Tax equivalent adjustment           811         346        1,404         742
                                -------     -------     --------    --------
Net interest income
  (fully taxable equivalent)    $ 6,924     $ 6,077      $13,759     $12,308
                                =======     =======     ========    ========

   Table 2 presents the average balances, taxable equivalent interest income and expense and rates for PennRock's assets and liabilities for the three and six months ended June 30, 1998 and 1997. For the second quarter and first half of 1998, net interest income increased due to increases in volumes while the interest spread and margin decreased over the comparable period last year.
   In both table 1 and table 2, earning assets and paying liabilities and the related interest income and expense of ARMCO have been omitted from 1997 since the operating results for ARMCO were reclassified as discontinued operations.

TABLE 2 - AVERAGE BALANCES, RATES, AND INTEREST INCOME AND EXPENSE

                                               Three Months Ended June 30,
(Amounts in thousands)              -------------------------------------------------
                                              1998                      1997
                                    -----------------------    ---------------------
                                   Average             Yield/ Average           Yield/
                                   Balance   Interest   Rate  Balance  Interest  Rate
                                   --------  -------- ------- -------- -------- ------
ASSETS
Interest earning assets:
  Short-term investments            $ 1,765   $    34   7.73% $  2,496 $    31    4.98%
  Mortgages held for sale             2,508        53   8.48%      516      11    8.55%
  Securities available for sale     251,843     4,559   7.26%  206,848   3,637    7.05%
  Loans:
    Mortgage                        224,878     4,844   8.64%  192,067   4,344    9.07%
    Commercial                      104,048     2,384   9.19%   94,830   2,217    9.38%
    Consumer                         66,534     1,490   8.98%   59,645   1,413    9.50%
                                   --------   -------         -------- -------
    Total loans                     395,460     8,718   8.84%  346,542   7,975    9.23%
                                   --------   -------         -------- -------
  Total earning assets              651,576    13,363   8.23%  556,402  11,653    8.40%
Other assets                         37,099   -------           51,202 -------
                                   --------                   --------
                                   $688,675                   $607,604
                                   ========                   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
  Demand                           $ 78,462       562   2.87% $ 69,363     430    2.49%
  Savings                            57,016       315   2.22%   59,032     326    2.22%
  Time                              266,530     3,571   5.37%  259,194   3,481    5.39%
                                   --------   -------         -------- -------
  Total interest bearing deposits   402,008     4,448   4.44%  387,589   4,237    4.38%
Short-term borrowings                54,308       759   5.61%   49,340     744    6.05%
Long-term debt                       86,909     1,232   5.69%   44,143     595    5.41%
                                   --------   -------         -------- -------
                                    543,225     6,439   4.75%  481,072   5,576    4.65%
Non-interest bearing deposits        73,209   -------           64,008 -------
Other liabilities                     8,909                      8,260
Stockholders' equity                 63,332                     54,264
                                   --------                    -------
Total liabilities and stockholders'
  equity                           $688,675                   $607,604
                                   ========                   ========
Net interest income                           $ 6,924                  $ 6,077
                                              =======                  =======
Interest rate spread                                    3.47%                     3.75%
                                                       ======                    ======
Net interest margin                                     4.26%                     4.38%
                                                       ======                    ======

                                                Six Months Ended June 30,
(Amounts in thousands)             ----------------------------------------------------
                                              1998                      1997
                                    -----------------------    ---------------------
                                   Average             Yield/ Average           Yield/
                                   Balance   Interest   Rate  Balance  Interest  Rate
                                   --------  -------- ------- -------- -------- ------
ASSETS
Interest earning assets
  Short-term investments           $  2,714   $    86   6.39% $  1,906 $    47    4.97%
  Mortgages held for sale             1,723        69   8.08%      433      14    6.52%
  Securities available for sale     242,947     8,647   7.18%  200,406   7,057    7.10%
  Loans:
    Mortgage                        222,853     9,844   8.91%  185,055   8,445    9.20%
    Commercial                      103,767     4,728   9.19%   91,220   4,269    9.44%
    Consumer                         65,019     2,929   9.08%   58,331   2,759    9.54%
                                   --------   -------         -------- -------
    Total loans                     391,639    17,501   9.01%  334,606  15,474    9.33%
                                   --------   -------         -------- -------
  Total earning assets              639,023    26,303   8.30%  537,351  22,591    8.48%
Other assets                         36,958   -------           46,619 -------
                                   --------                   --------
                                   $675,981                   $582,970
                                   ========                   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
  Demand                           $ 74,780     1,012   2.73% $ 71,151     870    2.47%
  Savings                            57,347       631   2.22%   59,189     650    2.21%
  Time                              273,448     7,331   5.41%  256,487   6,810    5.35%
                                   --------   -------         -------- -------
  Total interest bearing deposits   405,575     8,974   4.46%  386,827   8,330    4.34%
Short-term borrowings                46,170     1,262   5.51%   41,397   1,162    5.66%
Long-term debt                       81,766     2,308   5.69%   29,608     791    5.39%
                                   --------   -------         -------- -------
                                    533,511    12,544   4.74%  457,832  10,283    4.53%
Non-interest bearing deposits        71,546   -------           62,520 -------
Other liabilities                     8,167                      8,198
Stockholders' equity                 62,757                     54,420
                                   --------                   --------
Total liabilities and stockholders'
  equity                           $675,981                   $582,970
                                   ========                   ========
Net interest income                           $13,759                  $12,308
                                              =======                  =======
Interest rate spread                                    3.56%                     3.95%
                                                       ======                    ======
Net interest margin                                     4.34%                     4.62%
                                                       ======                    ======

Page>                                  12

PROVISION AND ALLOWANCE FOR LOAN LOSSES

   The provision for loan losses charged to earnings was $214,000 for the second quarter of 1998 compared with $44,000 for the second quarter of last year. The provision for the first six months of 1998 was $362,000 compared with $74,000 for 1997. The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. The adequacy of the allowance will continue to be examined in light of past loan loss experience, current economic conditions, volume of non-performing and delinquent loans and other relevant factors. The allowance is established at a level considered by management to be adequate to absorb potential future losses contained in the portfolio and is monitored on a continuous basis with independent formal reviews conducted semiannually. The allowance is increased by provisions charged to expense and decreased by net charge-offs. Table 3 reflects an analysis of the allowance for loan losses for the second quarter and first six months of 1998 and 1997.

TABLE 3 - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                            Three Months Ended     Six Months Ended
(Amounts in thousands)                           June 30,              June 30,
                                           -------------------    ------------------
                                             1998        1997      1998        1997
                                           --------    --------   --------    --------
Balance, beginning of period               $4,309      $4,147      $4,247     $4,049
Provision charged to operating expense        214          44         362         74
Total loans charged off                      (113)        (97)       (260)      (148)
Total recoveries                               10          30          71        149
                                          -------     -------     -------    -------
Net charge-offs                              (103)        (67)       (189)         1
                                          -------     -------     -------    -------
Balance, end of period                     $4,420      $4,124      $4,420     $4,124
                                          =======     =======     =======    =======
Total loans:
   Average                               $395,460    $346,542    $391,639   $334,606
   Period-end                             393,286     355,198     393,286    355,198
Ratios:
   Net charge-offs to
     average loans (annualized)               .10%        .08%       .10%        .00%
   Allowance for loan losses to
     period-end loans                        1.12%       1.16%      1.12%       1.16%


NON-PERFORMING ASSETS

   Table 4 reflects PennRock's non-performing assets at June 30, 1998, December 31, 1997 and June 30, 1997. PennRock's policy is to discontinue the accrual of interest on loans for which the principal or interest is past due 90 days or more unless the loan is well secured and corrective action has begun or the loan is in the process of collection. When a loan is placed on non-accrual status, any unpaid interest is charged against income. Other real estate owned represents property acquired through foreclosure.

TABLE 4 - NON-PERFORMING ASSETS

                                        June 30,    December 31,   June 30,
(Amounts in thousands)                    1998          1997         1997
                                       ----------    ---------    -----------
Non-accrual loans                          $  526          $288         $749
Loans accruing but 90 days past due
  as to principal or interest               1,982           311          321
                                       ----------     ---------   ----------
Total non-performing loans                  2,508         1,106        1,070
Other real estate owned                        65           187          320
                                        ---------     ---------    ---------
Total non-performing assets                $2,573        $1,293       $1,390
                                        =========     =========    =========
Ratios:
  Non-accrual loans to total loans           0.65%        0.35%         0.30%
  Non-accrual loans to total loans and
    other real estate owned                  0.65%        0.40%         0.30%
  Allowance for loan losses to
    non-performing loans                   176.24%      198.37%       385.42%


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

   Total deposits decreased $13.0 million or 2.6% since year end and increased $4.5 million or .9% from last year. Total borrowed funds increased $44.3 million since year end and by $61.7 million from last year. Table 5 reflects the changes in the major classifications of deposits and borrowings by comparing the balances at the end of the second quarter of 1998 with year-end and the second quarter of 1997.

TABLE 5 - DEPOSITS AND BORROWINGS BY MAJOR CLASSIFICATION
(Amounts in thousands)

                                    June 30,    December 31,    June 30,
                                      1998          1997          1997
                                  ------------- ------------ -------------
Non-interest bearing                 $ 77,076      $ 77,106      $ 67,531
NOW accounts                           35,905        39,061        37,017
Money market deposit accounts          48,687        35,080        32,707
Savings accounts                       56,418        57,557        59,532
Time deposits under $100,000          231,978       250,364       245,790
                                    ---------     ---------     ---------
Total core deposits                   450,064       459,168       442,577
Time deposits of $100,000 or more      29,762        33,627        32,756
                                    ---------     ---------     ---------
Total deposits                        479,826       492,795       475,333
Short-term borrowings                  43,413        12,832        10,426
Long-term debt                         90,700        77,000        62,000
                                    ---------     ---------     ---------
Total deposits and borrowings        $613,939      $582,627      $547,759
                                    =========     =========     =========


CAPITAL RESOURCES:

   Total stockholders' equity increased $7.2 million or 12.6% from June 30, 1997 and $3.0 million or 4.9% since year-end 1997. Stockholders' equity is impacted by changes in the unrealized market gains and losses of the securities available for sale portfolio, net of deferred taxes. At June 30, 1997, this portfolio had net unrealized losses while on June 30, 1998 and December 31, 1997, the portfolio had a net unrealized profit.

   On June 9, 1998, the Company announced that the Board of Directors had authorized the purchase of up to 200,000 shares of its outstanding common stock. The shares are to be used for general corporate purposes including employee benefit and executive compensation plans or for the dividend reinvestment plan. This is an extension of an open market repurchase program which was originally announced in 1997. Since the program was adopted PennRock has repurchased 55,366 shares of which 14,690 shares were held as treasury shares as of June 30, 1998.

   Table 6 shows PennRock's capital resources at June 30, 1998 and at December 31 and June 30, 1997. PennRock and its subsidiary bank exceed all minimum capital guidelines.

TABLE 6 - CAPITAL RESOURCES

                                    June 30,    December 31,    June 30,
                                      1998          1997          1997
                                  ------------- ------------ -------------
   Leverage ratio:
    Total capital to total assets       9.86%        10.46%         9.968%
    Tier 1 capital to total assets      9.22%         9.75%         9.28%
   Risk-based capital ratios:
    Tier 1 capital to risk weighted
      assets                           14.31%        13.26%        14.01%
    Total capital to risk weighted
      assets                           15.30%        14.22%        15.02%


                           PART II.  OTHER INFORMATION
                           ---------------------------
                       For the Quarter ended June 30, 1998

Item 4. Submission of Matters to a Vote of Security Holders

   The 1998 Annual Meeting of Shareholders (the _Meeting_) of PennRock Financial Services Corp. was held on April 28, 1998. Notice of the Meeting was mailed to shareholders on or about April 3, 1998, together with proxy materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulation promulgated thereunder.

   The Meeting was held for the purpose of electing three Class B. directors to hold office for three years from the date of the election and until their successors are elected and have qualified.

   There were no solicitations in opposition to the nominees of the Board of Directors for the election to the Board. All nominees of the Board of Directors were elected. The number of votes cast for or withheld, as well as the number of abstentions and broker nonvotes for each the nominees for election to the Board of Directors, were as follows:

                                                     Votes       Abstentions and
       Nominee                 Votes for           Withheld      Broker Nonvotes
  -----------------           -----------         ----------     ---------------
   Elton Horning               4,229,669             41,063            1,794,281
   Glenn H. Weaver             4,268,269              2,463            1,794,281
   Irving Bressler             4,262,565              8,167            1,794,281

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits
       27. Financial Data Schedule regarding unaudited interim financial information of PennRock for the quarter ended June 30, 1998.

   (b) Reports on Form 8-K
       A current report on Form 8-K dated June 9, 1998, was filed with the Securities and Exchange Commission on or about June 22, 1998. The report was filed under Item 5 "Other Events" and disclosed that the Company had extended for twelve months its common stock repurchase program adopted in June 1997.

       There were no other reports on Form 8-K filed for the three months ended
       June 30, 1998.



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


Date: August 12, 1998         By:  /s/Melvin Pankuch
-----------------------       -----------------------------------------------
                                   Melvin Pankuch
                                   Executive Vice President and
                                   Chief Executive Officer

Date: August 12, 1998         By:  /s/George B. Crisp
------------------------      -----------------------------------------------
                                   George B. Crisp
                                   Vice President and Treasurer
                                   (Principal Financial and Accounting Officer)


