Form 10-Q
period 1998-09-30
PENNROCK FINANCIAL SERVICES CORP
filed 1998-11-16
CIK 790988

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
             -------------------------------------------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended September 30, 1998    Commission File Number 0-15040
                      -------------------                           -------

                        PennRock Financial Services Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Pennsylvania                        23-2400021
          -------------------------------         --------------------
          (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)           Identification No.)

                   1060 Main St.
              Blue Ball, Pennsylvania                     17506
      ---------------------------------------          ----------
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

   Yes /X/ No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
                       Class                 Outstanding at November 9, 1998
          ------------------------------    --------------------------------
          Common Stock ($2.50 par value)            6,038,810 Shares

               PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
               --------------------------------------------------

                                    FORM 10-Q
                                    ---------
                    For the Quarter Ended September 30, 1998

                                    Contents
                                    --------
PART I. FINANCIAL INFORMATION
-----------------------------
Item 1. Financial Statements

        Consolidated balance sheets - September 30, 1998,
        December 31, 1997 and September 30, 1997.

        Consolidated statements of income _ Three months and nine months ended September 30, 1998 and 1997.

        Consolidated statements of comprehensive income _ Three months and nine months ended September 30, 1998 and 1997.

        Consolidated statements of cash flows - Nine months ended
        September 30, 1998 and 1997.

        Notes to consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION
--------------------------
Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K


SIGNATURES
----------

                                     Part I
                    For the Quarter Ended September 30, 1998

Item 1.  Financial Statements


PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                  September 30, December 31, September 30,
(Amounts in thousands)                1998          1997          1997
                                  ------------  -----------  -------------
                                   (Unaudited)                (Unaudited)
ASSETS
Cash and due from banks              $ 17,037      $ 21,075      $ 18,101
Short-term investments                    551         1,054        35,316
Mortgages held for sale                 2,028         1,036
Securities available for sale         260,140       224,408       170,760
Loans:
  Loans, net of unearned income       399,192       382,359       357,660
  Allowance for loan losses            (4,413)       (4,247)       (4,177)
                                    ---------     ---------     ---------
  Net loans                           394,779       378,112       353,483
Bank premises and equipment            12,878        12,654        11,563
Accrued interest receivable             5,175         3,794         3,318
Net assets of discontinued subsidiary                              24,981
Other assets                            7,359         6,956         7,095
                                    ---------     ---------     ---------
Total assets                         $699,947      $649,089      $624,617
                                    =========     =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Non-interest bearing             $ 74,178      $ 77,106      $ 68,276
    Interest bearing                  415,154       415,689       400,510
                                    ---------     ---------     ---------
    Total deposits                    489,341       492,795       468,786
  Short-term borrowings                42,762        12,832        12,349
  Long-term debt                       90,700        77,000        77,000
  Accrued interest payable              2,927         3,158         3,094
  Other liabilities                     6,588         2,037         4,541
                                    ---------     ---------     ---------
  Total liabilities                   632,318       587,822       565,770
Stockholders' Equity:
Common stock, par value $2.50 per share;
    authorized - 20,000,000 shares;
    issued - 6,077,299 of which 38,865,
    10,639 and 24,059 shares are held
    as treasury stock, respectively    15,193        15,193        15,193
  Surplus                              11,158        11,118        11,107
  Unrealized gains (losses) on
    securities available for sale,
  Accumulated other comprehensive
    income, net of tax                  3,591         1,457           501
  Retained earnings                    38,641        33,704        32,411
  Less treasury stock, at cost           (954)         (205)         (365)
                                    ---------     ---------     ---------
  Total stockholders' equity           67,629        61,267        58,847
                                    ---------     ---------     ---------
  Total liabilities and
    stockholders' equity             $699,947      $649,089      $624,617
                                    =========     =========     =========


PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                  Three Months Ended      Nine Months Ended
(Amounts in thousands)              September 30,           September 30,
                                 --------------------   ---------------------
                                   1998        1997         1998       1997
                                  ------      ------       ------     ------
Interest income:
  Interest and fees on loans      $8,853     $8,267      $26,238     $23,678
  Securities:
    Taxable                        2,124      1,677        6,683       5,824
    Tax-exempt                     1,645        720        4,445       2,713
  Mortgages held for sale             16         (1)          85          13
  Other                               36      1,024          122       1,329
                                 -------    -------      -------     -------
  Total interest income           12,674     11,687       37,573      33,557
Interest expense:
  Deposits                         4,539      4,612       13,513      12,942
  Short-term borrowings              575         76        1,837       1,238
  Long-term debt                   1,300        938        3,608         812
                                 -------    -------      -------     -------
  Total interest expense           6,414      5,626       18,958      15,930
                                 -------    -------      -------     -------
  Net interest income              6,260      6,061       18,615      17,627
Provision for loan losses            311         92          673         166
                                 -------    -------      -------     -------
Net interest income after
  provision for loan losses        5,949      5,969       17,942      17,461
Other income:
  Service charges on deposit
    accounts                         375        361        1,087       1,041
  Other service charges and fees      66         15          195          51
  Fiduciary activities               230        193          693         598
  Security gains, net                283        665          931       1,212
  Mortgage banking                   176         77          514         352
  Other                              141        438          413         683
                                 -------    -------      -------     -------
  Total other income               1,271      1,749        3,833       3,937
                                 -------    -------      -------     -------
  Net interest and other income    7,220      7,718       21,775      21,398
                                 -------    -------      -------     -------
Other expenses:
  Salaries and benefits            2,512      2,396        7,301       6,820
  Occupancy, net                     336        316          936         970
  Equipment expenses                 316        276          948         867
  Computer software expenses         157        523          491       1,379
  Other                              925        845        2,902       2,393
                                 -------    -------      -------     -------
  Total other expense              4,246      4,356       12,578      12,429
                                 -------    -------      -------     -------
  Income from continuing operations
    before income taxes            2,974      3,362        9,197       8,969
Income taxes                         661        354        1,896       1,735
                                 -------    -------      -------     -------
  Income from continuing
    operations                     2,313      3,008        7,301       7,234
Discontinued operations:
  Loss from operations of
    discontinued subsidiary,
    (less income taxes of
    $193 and $394 respectively                 (374)                    (765)
  Estimated loss on disposal
    of subsidiary including
    provision for operating
    losses during phaseout period
    (less income taxes of $407)                (790)                    (790)
                                 -------    -------      -------     -------
Net Income                        $2,313     $1,844       $7,301      $5,679
                                 =======    =======      =======     =======
Earnings per share:
   From continuing operations     $  .38     $  .50       $ 1.20      $ 1.19
   From discontinue operations       .00       (.19)         .00        (.26)
                                 -------    -------      -------     -------
   From net earnings              $  .38     $  .31       $ 1.20      $  .93
                                 =======    =======      =======     =======
Weighted average shares
  outstanding                  6,067,128  6,060,276    6,067,128   6,060,276
                               =========  =========    =========   =========

Basic earnings per share and diluted earnings per share are the same for all periods presented.


PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                       Three Months Ended    Nine Months Ended
(Amounts in thousands)                   September 30,         September 30,
                                       ------------------   -------------------
                                        1998        1997      1998      1997
                                      -------     -------   -------    -------
Net income                             $2,313      $1,844    $7,301     $5,679
Other comprehensive income,
  net of tax:
  Unrealized gains on securities
  available for sale:
    Gain arising during the
      period, net of tax                2,585       1,237     2,749      2,116
    Reclassification adjustment
      for gains included in net
      income, net of tax                 (187)       (439)     (615)      (800)
                                      -------     -------   -------    -------
Other comprehensive income (loss)       2,398         798     2,134      1,316
                                      -------     -------   -------    -------
Comprehensive income                   $4,711      $2,642    $9,435     $6,995
                                      =======     =======   =======    =======


PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                  Nine Months Ended
                                                    September 30,
(Amounts in thousands)                         -----------------------
                                                 1998           1997
                                               ---------      ---------
Net cash provided by operating activities
   from continuing operation                    $  9,379        $ 7,445
Net cash used in discontinued operations                        (18,689)
                                                --------       --------
Net cash provided by (used in) operations          9,379        (11,244)
Investing activities:
   Proceeds from sales of securities available
     for sale                                     71,578        102,792
   Purchases of securities available for sale   (158,781)       (97,236)
   Maturities of securities available for sale    56,091         13,099
   Net increase in loans                         (17,341)       (38,344)
   Purchases of premises and equipment            (1,102)        (1,981)
   Proceeds from sales of premises and equipment       7
                                                --------       --------
     Net cash used in investing activities       (49,548)       (21,670)
Financing activities:
   Net increase (decrease) in non-interest
     bearing deposits                             (2,919)         2,738
   Net increase (decrease) in interest
     bearing deposits                               (534)        14,581
   Net increase (decrease) in short-term
     borrowings                                   29,930         (9,757)
   Increase in long-term debt                     13,700         63,000
   Issuance of treasury stock                        901            975
   Acquisition of treasury stock                  (1,610)          (674)
   Cash dividends                                 (2,363)        (2,181)
                                                --------       --------
     Net cash provided by financing activities    37,105         68,682
                                                --------       --------
     Increase (decrease) in cash and cash
       equivalents                                (3,064)        35,768
     Cash and cash equivalents,
       beginning of year                          22,129         17,649
                                                --------       --------
     Cash and cash equivalents, end of period    $19,065        $53,417
                                                ========       ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 1998

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

   The information contained in the financial statements is unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of interim periods have been made. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

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

NOTE 2. COMMITMENTS AND CONTINGENT LIABILITIES

   The financial statements do not reflect various commitments and contingent liabilities, such as commitments to extend credit, letters of credit, guarantees, and liability for assets held in Trust, which arise in the normal course of business. Commitments under outstanding letters of credit amounted to $9.7 million and commitments to extend credit totaled $90.9 million at September 30, 1998. Management does not anticipate any significant loss as a result of these transactions.

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

   In September 1997, Statement of Financial Accounting Standards No. 131 (SFAS
   131), "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS 131 requires the reporting of selected segmented information in quarterly and annual reports. Information from operating segments is derived from methods used by the Company's management to allocate resources and measure performance. The Company is required to disclose profit/loss, revenues and assets for each segment identified, including reconciliations of these items to consolidated totals. The Company is also required to disclose the basis for identifying the segments and the types of products and services within each segment. SFAS 131 is effective for the Company for the year ended December 31, 1998, and quarterly beginning in 1999, including the restatement of prior periods reported consistent with this pronouncement, if practical. The Company does not anticipate any material impact from the implementation of SFAS No. 131.

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

   In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," was issued. This statement requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 requires that changes in fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. This statement is effective for fiscal years beginning after June 15, 1999. The Company is evaluating the impact, if any, this statement may have on its future consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This section presents management's discussion and analysis of the financial condition and results of operations of PennRock Financial Services Corp. (PennRock or the Company) and subsidiaries, Blue Ball National Bank (the
   Bank) and its mortgage subsidiary, Atlantic Regional Mortgage Corporation. The operations of ARMCO were terminated in 1997 and the assets were liquidated by the end of 1997. In accordance with the provisions of APB 30, the operating results of ARMCO have been segregated from continuing operations and reported separately as discontinued operations in the consolidated statements of income for 1997. This discussion should be read in conjunction with the financial statements which appear elsewhere in this report.

YEAR 2000 READINESS

   The Company, like all companies that utilize computer technology is facing significant challenges associated with the inability of computer systems to recognize the year 2000. Many existing computer programs and systems use only two digits to identify the calendar year in the date field. These programs and systems were designed and developed without considering the impact on the upcoming change in the century and, as a result, would read the year 00 as 1900 rather than 2000. This could result in a system failure or miscalculations causing disruptions of operations including the inability to process transactions or engage in normal business activities. Software, data processing hardware, and other equipment both within and outside the Company's direct control are likely to be affected. In addition, under certain circumstances, failure to adequately address the year 2000 issue could adversely affect the viability of the Company's suppliers and creditors and the creditworthiness of its borrowers. Therefore, if not adequately addressed, the Year 2000 Problem could result in a significant adverse impact on the Company's products, services and competitive condition.

   In July, 1997, management formed a Year 2000 Project Committee (the Committee) to establish and implement a Year 2000 Plan (the Plan) to mitigate exposure to the Year 2000 issues. Goals of the Plan included identifying risks, testing software, hardware and equipment used by the Company for Year 2000 readiness, establishing contingency plans for non-compliant systems, vendors and other service providers, implementing changes to achieve Year 2000 readiness and verifying that systems are Year 2000 compliant. The Committee reports to the Board of Directors on a monthly basis.

   The Committee designed the Plan to comply with the requirements and deadlines established by the Comptroller of the Currency (the OCC). The OCC has performed Year 2000 examinations of the Plan and the Committee's progress in implementing the plan. However, federal regulations prevent the disclosure of the results of such examinations nor do they represent approval or certification of individual plans or Year 2000 compliance.

   The following is a description of the Plans phases, degree of completion and deadlines:

                                                                   Date
                                                   Percentage    Completed or
                                                    Complete       Deadline
                                                   -----------   ------------

Awareness phase:
Establish Year 2000 Project Committee and                         September,
establish Year 2000 Plan.                             100%           1997

Assessment phase:
Identify all software, hardware, environmental
and other systems, vendors and major business
customers that could potentially be impacted by
the Year 2000 problem.
Establish priorities, time frames and resource
requirements.                                                     September,
Establish contingency plans.                          100%           1998

Renovation phase:
Complete all necessary software, hardware or
systems upgrades or replacements.
Monitor vendor and outside service provider                       December,
progress toward Year 2000 readiness.                   85%           1998

Validation phase:
Test all hardware and software and interfaces
between systems and to outside service                              March,
providers.                                             50%           1999

Implementation phase:
Have all systems tested for Year 2000 readiness
or activate appropriate contingency plans for                       June,
failed systems and processes.                          50%           1999


   The Committee has met all of its goals to date and believes that it will continue to meet the goals of the Plan.

   Because of the exposure to the operations of the Company from the failure of large customers negatively impacted by the 2000 problem, the Company also implemented a plan to assess the readiness of the Company's largest business loan and deposit customers. A questionnaire was prepared and completed for existing large business customers. To date, almost all large existing business customer have been contacted. For all new business customers, loan documents were amended to include a statement of Year 2000 compliance by the business customer. A portion of the Company's allowance for loan losses was allocated to the potential failure of one or more loan customers.

   Because the Company does not write any of the software used in any of its high or medium priority processes, and because almost all vendors of software and hardware used by the Company have provided Year 2000 compliant upgrades, the costs that have been or are expected to be incurred to achieve Year 2000 readiness have not been significant. To date, the Company has incurred approximately $125,000 in costs to upgrade existing systems and estimates that it will spend another $20,000 to achieve compliance.

   Although some testing is possible, the Company must primarily rely on the representations of outside vendors, service providers and major customers as to their Year 2000 compliance. The effect on the Company from failure of these or from governmental agencies such as banking regulators or the Federal Reserve cannot be determined with any assurance. The Committee has developed contingency plans for substituting vendors and some outside service providers who are not able the achieve Year 2000 readiness, in some cases, no alternative exist such as providers of electric or telecommunications services. Also, the Company is not able to predict the effects of public reaction on its own operations, the financial markets or the world-wide economy. Because of this uncertainty and the reliance on statements from third parties, the Company cannot be assured that the results of its Year 2000 Plan can be achieved. Management believes, however, that it will accomplish its own goals and that the Company will be able to continue providing financial services to its customers into the next century.

FORWARD LOOKING STATEMENTS

   In our this report, we have included certain forward looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements. In order to comply with the terms of the safe harbor, we must inform you that a variety of factors could cause the Company's actual results and experiences to differ materially from the anticipated results or other expectations expressed in these forward looking statements. Our ability to predict the results or the effect of future plans and strategies is inherently uncertain. Factors that could affect future results include changes in market interest rates, local and national economic trends and conditions, competition for products and services, changes in customer preferences, legislative and regulatory changes, delinquency rates on loans, changes in accounting principles, policies or guidelines, or the failure of major customers, vendors or suppliers. You should consider these factors in evaluating any forward looking statements and not place undue reliance on such statements. We are not obligated to publicly update any forward looking statements we may make in this report to reflect the impact of subsequent events.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Total assets of PennRock increased $50.9 million or 7.8% since the end of 1997 and by $75.3 million or 12.1% over September 30, 1997. The increases in assets were reflected in increases in securities available for sale and loans outstanding.

   Net income for the current quarter was $2.3 million or $.38 per share compared with $1.8 million or $.31 per share for the third quarter of 1997, an increase of $469,000 or 25.4%. Income from continuing operations for the quarter decreased $388,000 or 11.6% from the third quarter of 1997. A loss from discontinued operations of $1.2 million or $.19 per share was recorded in the third quarter of 1997.

   Net interest income increased $199,000 from the third quarter of 1997 due to volume increases despite tighter margins, while other income excluding security gains decreased $96,000 and other expenses decreased $110,000.

   Dividends declared for the quarter totaled $787,000 or $.13 per share. This represented 34.0% of net income. Dividends declared during the third quarter of last year were $728,000 or $.12 per share.

   Net income for the first nine months of 1998 was $7.3 million or $1.20 per share compared with $5.7 million or $.93 per share for the first nine months of 1997, an increase of $1.6 million or 28.6%. A loss from discontinued operations of $1.6 million or $.26 per share was recognized for the first nine months of 1997. Income from continuing operations increased $67,000 or .9% from the first nine months of 1997.

   Dividends declared for the first nine months of 1998 totaled $2.4 million or $.39 per share compared with $2.2 million or $.36 per share paid for the same period in 1997. This represented 32.4% of net income in 1998 and 38.4% in 1997.

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

   Table 1 presents net interest income on a fully taxable equivalent basis for the third quarter and first nine months of 1998 and 1997. For the third quarter of 1998, net interest income on a fully taxable equivalent basis totaled $7.1 million, an increase of $1.1 million or 19.1% from $5.9 million earned for the same period of 1997. For the first nine months of 1998, net interest income on a fully taxable equivalent basis totaled $20.8 million, an increase of $2.5 million or 13.5% from $18.4 million earned for the first nine months of 1997.


TABLE 1 - NET INTEREST INCOME
                                 Three Months Ended       Nine Months Ended
(Amounts in thousands)             September 30,            September 30,
                                --------------------    --------------------
                                  1998        1997         1998        1997
                                --------    --------     --------    --------
Total interest income           $12,674     $11,197      $37,573     $32,811
Total interest expense            6,413       5,626       18,958      15,910
                                -------     -------     --------    --------
Net interest income               6,261       5,571       18,615      16,901
Tax equivalent adjustment           817         373        2,223       1,456
                                -------     -------     --------    --------
Net interest income
  (fully taxable equivalent)    $ 7,078     $ 5,944      $20,838     $18,357
                                =======     =======     ========    ========

   Table 2 presents the average balances, taxable equivalent interest income and expense and rates for PennRock's assets and liabilities for the three and nine months ended September 30, 1998 and 1997. For the third quarter and first nine months of 1998, net interest income increased due to increases in volumes while the interest spread and margin decreased over the comparable period last year (the net interest margin for the third quarter 1998 was higher than the margin for the third quarter 1997 due the contribution from higher volumes of non-interest bearing demand deposits to the margin). In both table 1 and table 2, earning assets and paying liabilities and the related interest income and expense of ARMCO have been omitted from 1997 since the operating results for ARMCO were reclassified as discontinued operations.


TABLE 2 - AVERAGE BALANCES, RATES, AND INTEREST INCOME AND EXPENSE

                                           Three Months Ended September 30,
(Amounts in thousands)            -------------------------------------------------
                                            1998                      1997
                                  -----------------------    ---------------------
                                  Average             Yield/ Average           Yield/
                                  Balance   Interest   Rate  Balance  Interest  Rate
                                  --------  -------- ------- -------- -------- ------
ASSETS
Interest earning assets:
  Short-term investments            $ 2,312   $    36   6.18% $ 41,339 $   534    5.12%
  Mortgages held for sale               698        16   9.09%       40       1    5.95%
  Securities available for sale     248,329     4,526   7.23%  154,404   2,728    7.01%
  Loans:
    Mortgage                        225,511     5,015   8.82%  200,516   4,677    9.25%
    Commercial                       98,738     2,294   9.22%   94,897   2,222    9.29%
    Consumer                         70,755     1,605   9.00%   61,061   1,408    9.15%
                                   --------   -------         -------- -------
    Total loans                     395,004     8,914   8.95%  356,474   8,307    9.25%
                                   --------   -------         -------- -------
  Total earning assets              646,343    13,491   8.28%  552,257  11,570    8.31%
Other assets                         43,103   -------           66,271 -------
                                   --------                   --------
                                   $689,446                   $618,528
                                   ========                   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
  Demand                           $ 89,726       709   3.13% $ 70,077     451    2.55%
  Savings                            56,198       314   2.22%   59,318     332    2.22%
  Time                              262,504     3,516   5.31%  279,234   3,829    5.44%
                                   --------   -------         -------- -------
  Total interest bearing deposits   408,428     4,539   4.41%  408,629   4,612    4.48%
Short-term borrowings                41,501       575   5.50%   11,717      76    2.57%
Long-term debt                       90,700     1,299   5.68%   64,283     938    5.79%
                                   --------   -------         -------- -------
                                    540,629     6,413   4.71%  484,629   5,626    4.61%
Non-interest bearing deposits        75,011   -------           67,408 -------
Other liabilities                     8,717                      8,914
Stockholders' equity                 65,089                     57,577
                                   --------                    -------
Total liabilities and stockholders'
  equity                           $689,446                   $618,528
                                   ========                   ========
Net interest income                           $ 7,078                  $ 5,944
                                              =======                  =======
Interest rate spread                                    3.57%                     3.71%
                                                       ======                    ======
Net interest margin                                     4.34%                     4.27%
                                                       ======                    ======

                                           Nine Months Ended September 30,
(Amounts in thousands)           ----------------------------------------------------
                                              1998                      1997
                                  -----------------------    ---------------------
                                   Average             Yield/ Average           Yield/
                                   Balance   Interest   Rate  Balance  Interest  Rate
                                  --------  -------- ------- -------- -------- ------
ASSETS
Interest earning assets
  Short-term investments           $  2,578   $   122   6.33% $  5,195 $   583    5.13%
  Mortgages held for sale             1,377        85   8.25%      301      13    5.77%
  Securities available for sale     243,433    13,174   7.24%  186,535   9,785    7.01%
  Loans:
    Mortgage                        223,749    14,859   8.88%  190,265  13,192    9.27%
    Commercial                      102,073     7,023   9.20%   92,459   6,491    9.39%
    Consumer                         66,952     4,534   9.05%   59,251   4,202    9.48%
                                   --------   -------         -------- -------
    Total loans                     392,774    26,416   8.99%  341,975  23,886    9.34%
                                   --------   -------         -------- -------
  Total earning assets              640,162    39,796   8.31%  544,006  34,267    8.42%
Other assets                         40,331   -------           50,814 -------
                                   --------                   --------
                                   $680,493                   $594,820
                                   ========                   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
  Demand                           $ 79,817     1,721   2.88% $ 70,789   1,321    2.49%
  Savings                            56,960       945   2.22%   59,212     982    2.22%
  Time                              269,760    10,847   5.38%  264,173  10,639    5.38%
                                   --------   -------         -------- -------
  Total interest bearing deposits   406,537    13,513   4.44%  394,174  12,942    4.39%
Short-term borrowings                44,596     1,837   5.51%   31,395   1,238    5.27%
Long-term debt                       84,777     3,608   5.69%   41,293   1,730    5.60%
                                   --------   -------         -------- -------
                                    535,910    18,958   4.73%  466,862  15,910    4.56%
Non-interest bearing deposits        72,713   -------           64,167 -------
Other liabilities                     8,330                      8,309
Stockholders' equity                 63,540                     55,482
                                   --------                   --------
Total liabilities and stockholders'
  equity                           $680,493                   $594,820
                                   ========                   ========
Net interest income                           $20,838                  $18,357
                                              =======                  =======
Interest rate spread                                    3.58%                     3.87%
                                                       ======                    ======
Net interest margin                                     4.35%                     4.51%
                                                       ======                    ======

PROVISION AND ALLOWANCE FOR LOAN LOSSES

   The provision for loan losses charged to earnings was $311,000 for the third quarter of 1998 compared with $92,000 for the third quarter of last year. The provision for the first nine months of 1998 was $673,000 compared with $166,000 for 1997. The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. Although Table 4 shows that the level of non-performing assets is low and relatively stable over the past year, the ratio of the allowance to non-performing loans has declined for the past several years. With expectations of a slowing economy and the increased risk of exposure to potential future losses, management elected to increase the provision in 1998. Further, the provision taken in 1998 approximates the net charge-offs realized for the first nine months of 1998. The adequacy of the allowance will continue to be examined in light of past loan loss experience, current economic conditions, volume of non-performing and delinquent loans and other relevant factors. The allowance is established at a level considered by management to be adequate to absorb potential future losses contained in the portfolio and is monitored on a continuous basis with independent formal reviews conducted semiannually. The allowance is increased by provisions charged to expense and decreased by net charge-offs. Table 3 reflects an analysis of the allowance for loan losses for the third quarter and first nine months of 1998 and 1997.


TABLE 3 - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                                            Three Months Ended     Nine Months Ended
(Amounts in thousands)                        September 30,          September 30,
                                           -------------------    ------------------
                                             1998        1997      1998        1997
                                          --------    --------   --------    --------
Balance, beginning of period               $4,420      $4,124      $4,247     $4,049
Provision charged to operating expense        311          92         673        166
Total loans charged off                      (330)        (51)       (590)      (199)
Total recoveries                               12          12          83        161
                                          -------     -------     -------    -------
Net charge-offs                              (318)        (39)       (507)       (38)
                                          -------     -------     -------    -------
Balance, end of period                     $4,413      $4,177      $4,413     $4,177
                                          =======     =======     =======    =======
Total loans:
   Average                               $396,383    $356,473    $394,601   $341,974
   Period-end                             400,221     357,660     400,221    357,660
Ratios:
   Net charge-offs to
     average loans (annualized)               .32%        .04%       .20%        .01%
   Allowance for loan losses to
     period-end loans                        1.10%       1.17%      1.10%       1.17%


NON-PERFORMING ASSETS

   Table 4 reflects PennRock's non-performing assets at September 30, 1998, December 31, 1997 and September 30, 1997. PennRock's policy is to discontinue the accrual of interest on loans for which the principal or interest is past due 90 days or more unless the loan is well secured and corrective action has begun or the loan is in the process of collection.
   When a loan is placed on non-accrual status, any unpaid interest is charged against income. Other real estate owned represents property acquired through foreclosure.


TABLE 4 - NON-PERFORMING ASSETS
                                     September 30,  December 31, September 30,
(Amounts in thousands)                    1998          1997         1997
                                       ----------    ---------    -----------
Non-accrual loans                          $  478        $  288         $304
Loans accruing but 90 days past due
  as to principal or interest               1,345         1,853          640
                                       ----------     ---------   ----------
Total non-performing loans                  1,823         2,141          944
Other real estate owned                                      65
                                        ---------     ---------    ---------
Total non-performing assets                $1,823        $2,206         $944
                                        =========     =========    =========
Ratios:
  Non-accrual loans to total loans           0.46%        0.56%         0.26%
  Non-accrual loans to total loans and
    other real estate owned                  0.46%        0.58%         0.26%
  Allowance for loan losses to
    non-performing loans                   242.07%      198.37%       442.48%


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

   Total deposits decreased $3.5 million or .7% since year end and increased $20.6 million or 4.4% from last year. Total borrowed funds increased $43.6 million since year end and by $44.1 million from last year. Table 5 reflects the changes in the major classifications of deposits and borrowings by comparing the balances at the end of the third quarter of 1998 with year-end and the third quarter of 1997.


TABLE 5 - DEPOSITS AND BORROWINGS BY MAJOR CLASSIFICATION
(Amounts in thousands)
                                  September 30, December 31, September 30,
                                      1998          1997          1997
                                  ------------- ------------ -------------
Non-interest bearing                 $ 74,187      $ 77,106      $ 68,276
NOW accounts                           34,468        39,061        35,387
Money market deposit accounts          58,123        35,080        32,986
Savings accounts                       58,135        57,557        58,689
Time deposits under $100,000          236,021       250,364       240,277
                                    ---------     ---------     ---------
Total core deposits                   458,934       459,168       435,615
Time deposits of $100,000 or more      30,407        33,627        33,171
                                    ---------     ---------     ---------
Total deposits                        489,341       492,795       468,786
Short-term borrowings                  42,762        12,832        12,349
Long-term debt                         90,700        77,000        77,000
                                    ---------     ---------     ---------
Total deposits and borrowings        $622,803      $582,627      $558,135
                                    =========     =========     =========


CAPITAL RESOURCES:

   Total stockholders' equity increased $8.8 million or 14.9% from September 30, 1997 and $6.4 million or 10.4% since year-end 1997. Stockholders' equity is impacted by changes in the unrealized market gains and losses of the securities available for sale portfolio, net of deferred taxes and is shown on the consolidated balance sheets as a component of stockholders' equity as accumulated other comprehensive income, net of tax. This portfolio had net unrealized gains in each of the periods ending September 30, 1998, December 31, 1997 and September 30, 1997.

   On June 9, 1998, the Company announced that the Board of Directors had authorized the purchase of up to 200,000 shares of its outstanding common stock. The shares are to be used for general corporate purposes including employee benefit and executive compensation plans or for the dividend reinvestment plan. This is an extension of an open market repurchase program which was originally announced in 1995 and renewed in 1997. Since the program was adopted PennRock has repurchased 233,704 shares of which 38,865 shares were held as treasury shares as of September 30, 1998.

   Table 6 shows PennRock's capital resources at September 30, 1998 and at December 31 and September 30, 1997. PennRock and its subsidiary bank exceed all minimum capital guidelines.


TABLE 6 - CAPITAL RESOURCES
                                  September 30, December 31, September 30,
                                      1998          1997          1997
                                  ------------- ------------ -------------
   Leverage ratio:
    Total capital to total assets       9.79%         9.94%        10.00%
    Tier 1 capital to total assets      9.15%         9.27%         9.33%
   Risk-based capital ratios:
    Tier 1 capital to risk weighted
      assets                           14.31%        13.26%        14.19%
    Total capital to risk weighted
      assets                           15.31%        14.22%        15.22%


                           PART II.  OTHER INFORMATION
                           ---------------------------
                    For the Quarter ended September 30, 1998

Item 1. Legal Proceedings

   Various legal actions or proceedings are pending involving PennRock or its subsidiaries. Management believes that the aggregate liability or loss, if any, will not be material.

Item 2. Changes in Securities

   Not applicable

Item 3. Defaults Upon Senior Securities

   Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

   Not applicable

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

       27. Financial Data Schedule regarding unaudited interim financial information of PennRock for the quarter ended September 30, 1998.

   (b) Reports on Form 8-K

       There were no reports on Form 8-K filed for the three months ended September 30, 1998.

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


Date: November 13, 1998       By:  /s/Melvin Pankuch
-----------------------       -----------------------------------------------
                                   Melvin Pankuch
                                   Executive Vice President and
                                     Chief Executive Officer

Date: November 13, 1998       By:  /s/George B. Crisp
------------------------      -----------------------------------------------
                                   George B. Crisp
                                   Vice President and Treasurer
                                   (Principal Financial and Accounting Officer)