Form 10-K405
period 1998-12-31
PENNROCK FINANCIAL SERVICES CORP
filed 1999-03-25
CIK 790988

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       Or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                         Commission file number 0-15040

                        PENNROCK FINANCIAL SERVICES CORP.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              PENNSYLVANIA                              23-2400021
-----------------------------------------         ---------------------
      (State or other jurisdiction          (IRS Employer Identification Number)
    of incorporation or organization)

            1060 Main Street
          Blue Ball, Pennsylvania                          17506
-----------------------------------------         ---------------------
 (Address of principal executive offices)                (Zip code)

Registrant's telephone number, including area code (717) 354-4541

           Securities registered pursuant to Section 12(b) of the Act:
                                      None
                                     -------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of the shares of Common Stock of the Registrant held by non-affiliates of the Registrant as of February 26, 1999 was approximately $125,200,935.

As of February 26, 1999, there were 6,000,381 shares of Common Stock, Par Value $2.50 Per Share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

The Registrant's definitive Proxy Statement to be used in connection with the Annual Stockholders Meeting to be held April 27, 1999, is incorporated by reference in partial response to Part III of this report.

                        PENNROCK FINANCIAL SERVICES CORP.
                                TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                          ----
PART I
    Item 1.    Business....................................................................................3
    Item 2.    Properties..................................................................................6
    Item 3.    Legal Proceedings...........................................................................6
    Item 4.    Submission of Matters to a Vote of Security Holders.........................................7
    Item 4A.   Executive Officers of the Registrant........................................................7
PART II
    Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.......................8
    Item 6.    Selected Financial Data.....................................................................9
    Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations......10
    Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.................................26
    Item 8.    Financial Statements and Supplementary Data................................................29
    Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures......53
PART III
    Item 10.   Directors and Executive Officers of the Registrant.........................................53
    Item 11.   Executive Compensation.....................................................................53
    Item 12.   Security Ownership of Certain Beneficial Owners and Management.............................53
    Item 13.   Certain Relationships and Related Transactions.............................................53
PART IV
    Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K............................54

SIGNATURES................................................................................................55

FORWARD LOOKING STATEMENTS

In our Annual Report, we may include certain forward looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements. In order to comply with the terms of the safe harbor, we must inform you that a variety of factors could cause the Company's actual results and experiences to differ materially from the anticipated results or other expectations expressed in these forward looking statements. Our ability to predict the results or the effect of future plans and strategies is inherently uncertain. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include:

o Changes in market interest rates;
o Local and national economic trends and conditions;
o Competition for products and services among community, regional and national financial institutions;
o New services and product offerings by competitors;
o Changes in customer preferences;
o Changes in technology;
o Legislative and regulatory changes;
o Delinquency rates on loans;
o Changes in accounting principles, policies or guidelines;
o The inability of the Company to accurately estimate the cost of systems preparation for Year 2000 compliance.

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

BLUE BALL NATIONAL BANK

Blue Ball National Bank began operations in 1906. The Bank provides a full range of general commercial and retail banking services to its customers, including several types of checking and savings accounts, certificates of deposit, and commercial, consumer and mortgage loans through 13 full service branches in Lancaster, Berks and Chester Counties in southeastern and south-central Pennsylvania. The Bank also provides personal and corporate trust and agency services to individuals, corporations and others, including trust investment accounts, investment advisory services, mutual funds, estate planning, and management and administration of pension and profit sharing plans.

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

ATLANTIC REGIONAL MORTGAGE CORPORATION

Atlantic Regional Mortgage Corporation ("ARMCO") is a Pennsylvania mortgage banking company formed as a wholly owned subsidiary of the Bank on February 29, 1996. ARMCO was organized as a full service mortgage banking company to originate and sell residential mortgage loans. On September 30, 1997, ARMCO's Board of Directors adopted a formal liquidation plan that called for operations of ARMCO to be finalized by December 31, 1997. The operating results of ARMCO have been accounted for in accordance with the provisions of Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as a discontinued operation. Accordingly, ARMCO's operating results (including shut-down and liquidation costs), net of applicable income tax benefits, have been segregated from continuing operations and reported separately as discontinued operations in the Consolidated Statements of Income for 1997 and 1996.

EMPLOYEES

PennRock has no employees. The Bank employed 215 full-time and 69 part-time employees at the end of 1998.

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

Under these policies and subject to the restrictions applicable to the Bank, the Bank could declare, during 1999, without prior regulatory approval, aggregate dividends of approximately $7.2 million, plus net profits earned to the date of such dividend declaration.

FDIC Insurance Assessments

The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measures. Under the risk-related premium schedule, the FDIC assigns, on a semiannual basis, each depository institution to one of three capital groups (well-capitalized, adequately capitalized or undercapitalized) and further assigns such institution to one of three subgroups within a capital group. The institution's subgroup assignment is based upon the FDIC's judgment of the institution's strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to measuring the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10% or greater, a Tier 1 capital to risk-based assets ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater, are assigned to the well-capitalized group. As of December 31, 1998, the Bank was well capitalized for purposes of calculating insurance assessments.

The Bank Insurance Fund ("BIF") is presently fully funded at more than the minimum amount required by law. Accordingly, the 1999 BIF assessment rates range from zero for those institutions with the least risk, to $0.27 for every $100 of insured deposits for institutions deemed to have the highest risk. The Bank is in the category of institutions that presently pay nothing for deposit insurance. The FDIC adjusts the rates every six months.

While the Bank presently pays no premiums for deposit insurance, it is subject to assessments to pay the interest on Financing Corporation ("FICO") bonds. FICO was created by Congress to issue bonds to finance the resolution of failed thrift institutions. Prior to 1997, only thrift institutions were subject to assessments to raise funds to pay the FICO bonds. On September 30, 1996, as part of the omnibus budget act, Congress enacted the Deposit Insurance Funds Act of 1996, which recapitalized the Savings Association Insurance Fund ("SAIF") and provided that commercial banks would be subject to 1/5 of the assessment to which thrifts are subject for FICO bond payments through 1999. Beginning in 2000, commercial banks and thrifts will be subject to the same assessment for FICO bonds. The FDIC sets the FICO assessment rate every six months. The FICO assessment for the Bank (and all commercial banks) for the year 1999 is expected to be $.0122 for each $100 of deposits.

New Legislation

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

BLUE BALL NATIONAL BANK

The principal executive office and main banking office is located in Blue Ball, Pennsylvania. An operations center, also located in Blue Ball, Pennsylvania, accommodates the Bank's data processing, accounting, human resource, and loan and deposit operations departments. These and the Bank's 12 full service community offices are owned free and clear of any indebtedness. The land on which two of the branch offices are located is leased. The net book value of the Bank's premises and equipment as of December 31, 1998 is $13.4 million.

ITEM 3.  LEGAL PROCEEDINGS

Various legal actions or proceedings are pending involving PennRock or its subsidiaries. Management believes that the aggregate liability or loss, if any, will not be material.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1998.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of all of the executive officers of PennRock as of February 26, 1999, are listed below, along with the positions with PennRock and the Bank held by each of them during the past five years. Officers are elected annually by the Board of Directors.


                                                                     POSITION AND EXPERIENCE
           NAME                   AGE                                  DURING PAST 5 YEARS
----------------------------    --------     -------------------------------------------------------------------------
Norman Hahn                       62         PennRock Financial Services Corp.:
                                               Chairman of the Board (January 1991 to date)
                                             Blue Ball National Bank:
                                               Chairman of the Board (January 1991 to date)

Glenn H. Weaver                   64         PennRock Financial Services Corp.:
                                               President (April 1989 to date)

Robert K. Weaver                  50         PennRock Financial Services Corp.:
                                               Secretary (March 1986 to date)
                                             Blue Ball National Bank:
                                               Secretary (1977 to date)

Melvin Pankuch                    59         PennRock Financial Services Corp.:
                                               Executive Vice President and Chief Executive Officer
                                               (April 1989 to date)
                                             Blue Ball National Bank:
                                               President and Chief Executive Officer (April 1988 to date)

George B. Crisp                   51         PennRock Financial Services Corp.:
                                               Vice President and Treasurer (April 1989 to date)
                                             Blue Ball National Bank:
                                               Senior Vice President - Operations (July 1993 to date)
                                               Chief Financial Officer (July 1987 to date)

Joseph C. Spada                   48         Blue Ball National Bank:
                                               Senior Vice President - Banking Sales/Service (July 1993 to date)

Michael H. Peuler                 48         Blue Ball National Bank:
                                               Senior Vice President - Trust Services (April 1995 to date)
                                               Vice President - Trust Services (June 1993 to April 1995)

                        PENNROCK FINANCIAL SERVICES CORP.
                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The price of PennRock's common stock ranged from $19-1/2 to $27-1/2 in 1998 and from $15-1/2 to $20-1/2 in 1997. The book value per share was $11.14 as of December 31, 1998 and $10.10 as of December 31, 1997. The prices listed below represent the high, low and quarter ending prices for stock trades reported during the quarter.


                                                                           Quarter        Per Share
                                           High             Low              End           Dividend
                                       ------------     ------------     ------------    ------------
1998
FIRST QUARTER                              $26-3/4        $19-1/2           $25-1/4        $.13
SECOND QUARTER                              27-1/2         25-3/4            26-1/2         .13
THIRD QUARTER                               26-3/4         21-1/4            22             .13
FOURTH QUARTER                              24-1/2         21-1/4            24             .21

1997
First quarter                              $17            $15-1/2           $17            $.12
Second quarter                              19-1/2         16                19             .12
Third quarter                               20-1/4         17                20             .12
Fourth quarter                              20-1/2         18-3/4            19-1/4         .13

The Company maintains a Dividend Reinvestment Plan for eligible shareholders who elect to participate in the Plan. A copy of the Prospectus for this Plan may be obtained by writing to:

    Glenn H. Weaver, President
    PennRock Financial Services Corp.
    P.O. Box 580
    Blue Ball, PA  17506

ITEM 6.  SELECTED FINANCIAL DATA

In thousands, except per share data

                                               1998            1997             1996            1995            1994
                                           ------------    ------------     -----------     ------------    ------------
FOR THE YEAR:
Interest income                                $50,643         $45,618         $40,599         $38,404          $30,092
Interest expense                                25,458          21,878          18,916          19,393           12,782
Net interest income                             25,185          23,740          21,683          19,011           17,310
Provision for loan losses                        1,225             258             600             360              352
Non-interest income                              5,087           5,105           3,863           3,199            3,388
Non-interest expense                            17,451          16,665          14,725          13,520           12,242
Income from continuing operations,
  net of tax                                     9,615           9,315           7,608           6,182            5,840
Loss from discontinued operations,
  net of tax                                                    (1,555)           (801)
Net income                                       9,615           7,760           6,807           6,182            5,840
Per share:
  Income from continuing operations,
    net of tax                                    1.59           1.54             1.25            1.02              .98
  Loss from discontinued operations,
    net of tax                                                   (.26)            (.13)
  Net income                                      1.59           1.28             1.12            1.02              .98
Cash dividends                                     .60            .49              .45             .41              .38
Book value as of year-end                        11.14          10.10             8.90            8.52             6.64
Market value as of year-end                      24.00          19.25            16.13           16.63            24.31

AS OF YEAR-END:
Securities                                     273,722         224,408         186,026         196,029          207,982
Loans                                          407,787         382,359         319,354         298,025          239,928
Earning assets                                 683,670         604,610         508,265         497,366          449,227
Total assets                                   730,531         649,089         547,603         532,082          480,092
Deposits                                       550,046         492,795         451,467         417,929          342,433
Short-term borrowings                           13,780          12,832          22,106          47,476           82,077
Long-term debt                                  90,700          77,000          14,000           9,000           10,500
Stockholders' equity                            66,911          61,267          53,729          51,674           39,903
Full time equivalent employees                     255             238             277             217              183
Number of shares outstanding                 6,006,845       6,066,660       6,037,419       6,062,412        6,006,040

SELECTED RATIOS:
Return on average assets:
  From continuing operations                    1.39%           1.54%            1.40%           1.21%           1.32%
  From net income                               1.39            1.28             1.25            1.21            1.32
Return on average equity:
  From continuing operations                   14.86           16.47            14.67           13.41           13.95
  From net income                              14.86           13.72            13.12           13.41           13.95
Efficiency ratio                               53.74           56.59            57.60           60.45           61.70
Net interest margin (tax equivalent)            4.36            4.48             4.48            4.09            4.29
Total capital to average assets                 9.96           10.46            10.62           10.46           11.20
Total capital to risk-weighted assets         `14.77           14.22            16.08           16.97           17.45
Price to earnings                              15.09           15.19            14.40           16.30           24.89
Market to book value                            2.15            1.92             1.81            1.95            3.66
Allowance for loan losses to loans              1.20            1.11             1.26            1.23            1.45
Non-performing loans to loans                    .33             .56              .35             .41             .44
Dividend payout ratio                          37.70           38.29            39.99           40.12           39.52

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section presents management's discussion and analysis of the financial condition and results of operations of PennRock Financial Services Corp., a bank holding company ("PennRock" or the "Company"), its subsidiary, Blue Ball National Bank (the "Bank"), and, for 1997 and 1996, the Bank's subsidiary, Atlantic Regional Mortgage Corporation ("ARMCO"). This discussion and analysis should be read in conjunction with the financial statements and other financial data presented elsewhere in this Annual Report. The following discussion is intended to focus on certain financial data that might not otherwise be readily apparent.

RESULTS OF OPERATIONS

OVERVIEW

PennRock Financial Services Corp. recorded net income of $9.6 million or $1.59 per share in 1998, an increase of 23.9% from net income of $7.7 million or $1.28 per share recorded in 1997. Net income was $6.8 million or $1.12 per share in 1996. Return on average assets was 1.39% in 1998, 1.28% in 1997 and 1.25% in 1996. Return on average equity was 14.86% in 1998, 13.72% in 1997 and 13.12% in 1996.

Average earning assets increased $94.1 million or 17.0% during 1998, while average interest bearing liabilities grew $67.0 million or 14.09%. The average yield on earning assets decreased from 8.43% in 1997 to 8.28% in 1998, while the average yield on paying liabilities increased from 4.60% in 1997 to 4.69% in 1998. PennRock's net interest income on a fully taxable equivalent basis increased $3.4 million or 13.7% during 1998 and $2.0 million or 8.7% in 1997. The net interest margin was 4.36% in 1998, 4.48% in 1997 and 4.48% in 1996.

The provision for loan losses increased from $258,000 in 1997 to $1.2 million in 1998. The provision for loan losses was $600,000 in 1996.

Non-interest income from sources other than realized gains from sales of available for sale securities increased $245,000 or 6.8% in 1998 compared with an increase of $921,000 or 34.2% in 1997 and an increase of $139,000 or 5.4% in 1996. Fees earned from fiduciary activities, from deposit accounts and mortgage banking activities all contributed to these increases.

Non-interest expenses increased $786,000 or 4.7% in 1998. Limiting this increase was a significant decrease in computer related expenses attributable to hardware and software conversions completed in 1997 which both lowered operating costs and increased efficiencies. Non-interest expenses increased $1.9 million or 13.2% in 1997 and $1.2 million or 8.9 % in 1996.

Both 1996 and 1997 were negatively impacted by the discontinued operations of the Bank's mortgage subsidiary, ARMCO. ARMCO was organized as a full service mortgage banking company on February 29, 1996 to originate and sell residential mortgage loans. By the end of 1996, ARMCO had grown to five offices covering parts of Pennsylvania, Maryland, Washington DC and northern Virginia. In 1997, ARMCO continued to grow, adding five new offices and expanding its market area to include central and southern Virginia and parts of North and South Carolina. However, despite its growth, ARMCO was never able to generate sufficient volumes of mortgage originations to cover its fixed costs.

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

NET INTEREST INCOME

Net interest income is the amount by which interest income on loans, investments and other earning assets exceeds interest paid on deposits and other interest bearing liabilities. Net interest income is the primary source of revenue for PennRock. The amount of net interest income is affected by changes in interest rates and the balances of the various types of earning assets and interest bearing liabilities. For comparative purposes, and throughout this discussion unless otherwise noted, net interest income and corresponding yields are shown on a taxable equivalent basis. This adjustment will give effect to the interest earned on tax-exempt loans and investments by an amount equivalent to the federal income taxes, which would have been paid if the income received on these assets were taxable at the statutory rate of 34% for 1998, 1997, and 1996.

Net interest income is the product of the volume of average earning assets and the average rates earned on them, less the volume of average interest bearing liabilities and the average rates paid on them. Table 1 presents average balances, taxable equivalent interest income and expense and rates for PennRock's assets and liabilities. The net average assets of ARMCO for 1996 and 1997 have been reported as "Net assets of discontinued subsidiary." Interest income and expense relative to these balances have been eliminated from the following tables and throughout this discussion.

TABLE 1 - AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE SUMMARY
 (Taxable equivalent basis)

In thousands                                        1998                           1997                          1996
                                        ------------------------------ ------------------------------------------------------------
                                         AVERAGE              AVERAGE   Average             Average   Average             Average
                                         BALANCE    INTEREST    RATE    Balance   Interest   Rate     Balance    Interest   Rate
                                        ----------- -------- --------- ---------- --------- -------- ----------- -------- ---------
ASSETS
Short-term investments                   $   2,720  $   148     5.44%   $  17,025 $    953    5.60%  $      693  $     40    5.77%
Mortgages held for sale                      1,910      159     8.32          944       64    6.78        2,057       126    6.13
Securities available for
sale:
   U.S. Treasury and agency                101,710    6,862     6.75      118,551    7,478    6.31      147,616     8,914    6.04
   State and municipal                     109,448    8,975     8.20       57,382    5,038    8.78       40,828     3,567    8.74
   Other                                    37,680    2,142     5.68       13,068      804    6.15        7,066       414    5.86
                                        ----------- --------           ---------- ---------          ----------- --------

   Total securities available
     for sale                              248,838   17,979     7.23      189,001   13,320    7.05      195,510    12,895    6.60

Loans: (1)
   Mortgage                                225,596   20,081     8.90      194,428   17,975    9.25      173,063    15,660    9.05
   Commercial                              101,125    9,168     9.07       92,974    8,707    9.36       86,067     8,020    9.32
   Consumer (2)                             68,356    6,174     9.03       60,060    5,693    9.48       53,043     5,034    9.49
                                        ----------- --------           ---------- ---------          ----------- --------

   Total loans                             395,077   35,423     8.97      347,462   32,375    9.32      312,173    28,714    9.20
                                        ----------- --------           ---------- ---------          ----------- --------

Total earning assets                       648,545   53,709     8.28      554,432   46,712    8.43      510,433    41,775    8.18
                                                    --------                      ---------                      --------

Other assets                                41,419                         35,343                        31,598
Net assets of discontinued
  subsidiary                                                               15,836                         1,968
                                        -----------                    ----------                    -----------

Total assets                             $ 689,964              7.78%   $ 605,611             7.71%   $ 543,999              7.68%
                                        ===========          ========= ==========          ========= ===========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
   Demand                                $  86,027    2,569     2.99%   $  70,513    1,774    2.52%  $   71,533     1,769    2.47%
   Savings                                  56,814    1,260     2.22       58,823    1,304    2.22       60,833     1,342    2.21
   Time                                    272,835   14,560     5.34      269,029   14,554    5.41      236,822    12,673    5.35
                                        ----------- --------           ---------- ---------          ----------- --------

   Total interest bearing
     deposits                              415,676   18,389     4.42      398,365   17,632    4.43      369,188    15,784    4.28
Short-term borrowings                       40,271    2,162     5.37       26,601    1,390    5.23       49,611     2,709    5.46
Long-term debt                              86,270    4,907     5.69       50,293    2,836    5.64        7,085       409    5.77
                                        ----------- --------           ---------- ---------          ----------- --------

Total interest bearing
liabilities                                542,217   25,458     4.69      475,259   21,858    4.60      425,884    18,902    4.44
                                                    --------                      ---------                      --------

Non-interest bearing
   demand deposits                          74,486                         65,631                        58,394
Other liabilities                            8,564                          8,159                         7,842
Stockholders' equity                        64,697                         56,562                        51,879
                                        -----------                    ----------                    -----------

Total liabilities and
   stockholders' equity                   $689,964              3.69%    $605,611             3.61%    $543,999              3.47%
                                        ===========          ========= ==========          ========  ===========          =========

Net interest income                                 $28,251                        $24,854                        $22,873
                                                    ========                      =========                      ========

Interest rate spread                                            3.59%                         3.83%                          3.74%
Effect of non-interest
   bearing funds                                                 .77                           .65                            .74
                                                             ---------                     ----------                     ---------

Net interest margin                                             4.36%                         4.48%                          4.48%
                                                             =========                     ==========                     =========

(1) Interest income on loans includes fees of $961,000 in 1998, $984,000 in 1997 and $775,000 in 1996. Average loan balances exclude non-accrual loans.

(2) Consumer loans outstanding net of unearned income.

Table 2 presents the net interest income on a fully taxable equivalent basis for the years ended December 31, 1998, 1997 and 1996.

TABLE 2 - NET INTEREST INCOME

In thousands                                           1998           1997           1996
                                                    ----------     ----------     ----------

Total interest income                                $50,643        $44,944        $40,528
Total interest expense                                25,458         21,858         18,902
                                                    ----------     ----------     ----------

Net interest income                                   25,185         23,086         21,626
Tax equivalent adjustment                              3,066          1,768          1,247
                                                    ----------     ----------     ----------

Net interest income (fully taxable equivalent)       $28,251        $24,854        $22,873
                                                    ==========     ==========     ==========

Net interest income on a fully taxable equivalent basis was $28.3 million in 1998, an increase of $3.4 million or 13.7% from the $24.9 million earned in 1997. Taxable equivalent net interest income in 1997 increased $2.0 million or 8.7% from $22.9 million in 1996.

Changes in interest rates as well as changes in average balances (or volumes) of earning assets and paying liabilities have an impact on the amount of net interest income earned and the net interest margins realized by the Company from year-to-year. By isolating the effect that changes in rates have on net interest income from the effect of changes in volume, we can analyze the degree that each influences the change in net interest income and net interest margins. Table 3 analyzes the changes in the volume and rate components of net interest income. During 1998, net interest income increased $4.7 million due to changes in volume and decreased $1.2 million due to changes in interest rates. In 1997, net interest income increased $800,000 due to changes in volume and increased by $1.2 million due to changes in interest rates.

TABLE 3 - VOLUME AND RATE ANALYSIS OF CHANGES IN INTEREST INCOME
(Taxable equivalent basis)

In thousands                                                    Year Ended December 31,
                                        -------------------------------------------------------------------------
                                                 1998 OVER 1997                        1997 over 1996
                                        -----------------------------------  ------------------------------------
                                            CHANGE DUE TO                        Change due to
                                        -----------------------    TOTAL     ------------------------    Total
                                          VOLUME       RATE        CHANGE      Volume        Rate        Change
                                        ----------- -----------  ----------  -----------  -----------  ----------
Interest earned on:
   Short-term investments                 ($  801)  ($      4)     ($  805)   $   943     ($    30)     $   913
   Mortgages held for sale                     65          30           95        (68)           6          (62)
   Securities                               4,217         442        4,659       (430)         855          425
   Loans                                    4,437      (1,389)       3,048      3,246          415        3,661
                                        ----------- -----------  ----------  -----------  -----------  ----------

   Total interest income                    7,918        (921)       6,997      3,691        1,246        4,937
                                        ----------- -----------  ----------  -----------  -----------  ----------

Interest paid on:
   Interest bearing demand deposits           390         405          795        (25)          30            5
   Savings deposits                           (45)          1          (44)       (44)           6          (38)
   Time deposits                              206        (200)           6      1,722          159        1,881
   Short-term borrowings                      714          58          772     (1,256)         (63)      (1,319)
   Long-term debt                           2,029          42        2,071      2,494          (67)       2,427
                                        ----------- -----------  ----------  -----------  -----------  ----------

   Total interest expense                   3,294         306        3,600      2,891           65        2,956
                                        ----------- -----------  ----------  -----------  -----------  ----------

Net interest income                        $4,624   ($  1,227)      $3,397    $   800       $1,181       $1,981
                                        =========== ===========  ==========  ===========  ===========  ==========

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

TABLE 4 - INTEREST RATE SPREAD AND NET INTEREST MARGIN ON EARNING ASSETS

(Taxable equivalent basis)

In thousands

                                         1998                          1997                           1996
                               --------------------------    ---------------------------    --------------------------
                                 AVERAGE                      Average                        Average
                                BALANCES         RATE         Balances          Rate         Balances         Rate
                               ------------    ----------    ------------     ----------    ------------     ---------

Earning assets                    $648,545       8.28%          $554,432         8.43%         $510,433         8.18%
                               ============                  ============                   ============

Interest bearing liabilities      $542,217       4.69%          $475,259         4.60%         $425,884         4.44%
                                               ----------                     ----------                     ---------

Interest rate spread                             3.59%                           3.83%                          3.74%
Interest free sources used
   to fund earning assets          106,328        .77%            79,173          .65%           84,549          .74%
                               ------------    ----------    ------------     ----------    ------------     ---------

Total sources of funds            $648,545                      $554,432                       $510,433
                               ============                  ============                   ============

Net interest margin                              4.36%                           4.48%                          4.48%
                                               ==========                     ==========                     =========

The following discussion analyzes changes in the Company's spreads and margins in terms of basis points. A basis point is a unit of measure for interest rates equal to .01%. One hundred basis points equals 1%.

Interest rate spreads decreased 24 basis points during 1998. Earning asset yields decreased 15 basis points while funding costs increased 9 basis points. The net interest margin also declined in 1998 from 4.48% in 1997 to 4.36% in 1998. The primary factor in the decline in the interest margin and spread was the 35 basis point decline in loan yields in 1998. Changes in loan yields are closely related to changes in the prime rate. In the fourth quarter of 1998, the prime rate decreased 75 basis points to 7.75%. Intense competition in the Company's market area for loans and a significant number of loan refinancing also contributed to the decline in loan yields. Yields on securities increased 18 basis points primarily due to a larger investment in higher yielding tax-free municipal bonds and smaller investment in lower yielding mortgage-backed securities including collateralized mortgage obligations ("CMO's"). Rates on interest bearing demand deposits increased due to the introduction of a new money market deposit product which offset the decline in market rates. Time deposits decreased while savings rates remained unchanged during 1998. Rates on both short-term borrowings and long-term debt increased in 1998.

Interest rate spreads increased 9 basis points in 1997 while the net interest margin remained unchanged from the prior year. Earning asset yields increased 25 basis points while funding costs increased 16 basis points. Loan yields increased 12 basis points partially due to a 25 basis point increase in the prime rate in the first quarter of 1997. Security yields increased 45 basis points. Rates on all deposits increased in 1997 while rates on borrowed funds declined.

PROVISION FOR LOAN LOSSES

The amount of provision for loan losses that was charged against earnings was $1.2 million in 1998 compared with $258,000 in 1997 and $600,000 in 1996. The amount of the provision is based, among other factors, on the amount of realized net credit losses. Net credit losses totaled $575,000 in 1998, $140,000 in 1997 and $212,000 in 1996. We review the adequacy of the allowance in light of past loan loss experience, current economic conditions, size and characteristics of the loan portfolio, volume of non-performing and delinquent loans and other relevant information.

The ratio of net charge-offs to average loans declined from .07% in 1996 to .04% in 1997 but increased to .15% in 1998. Net charge-offs in 1998 totaled 11.74% of the allowance for loan losses compared with 3.30% in 1997 and 5.24% in 1996. Non-performing loans (loans on which we have stopped accruing interest and loans 90 days or more past due which we continue to accrue interest) decreased from $2.1 million at the end of 1997 to $1.3 million at the end of 1998. Non-performing loans represented .33% of total loans as of December 31, 1998 and
 .58% at the end of 1997.

NON-INTEREST INCOME

Total non-interest income declined $18,000 or .4% in 1998 and increased $1.2 million or 33.2% in 1997. Excluding net security gains, non-interest income increased $245,000 or 6.8% in 1998 compared with a $921,000 or 34.2% increase in 1997. Table 5 indicates changes in the major categories of non-interest income.

TABLE 5 - NON-INTEREST INCOME

In thousands                                     1998/1997                                 1997/1996
                                   ----------------------------------------  ----------------------------------------
                                                     INCREASE                            Increase
                                                    (DECREASE)                          (Decrease)
                                               ---------------------               ---------------------
                                      1998       AMOUNT        %         1997        Amount        %         1996
                                   ----------- ----------- ---------  -----------  ----------  ---------  -----------

Service charges on deposit
   accounts                            $1,431    $   94       7.0%        $1,337      $  195     17.1%         $1,142
Other service charges and fees            257       162     170.5             95          (2)    (2.1)             97
Fiduciary activities                      958       154      19.2            804         104     14.9             700
Net realized gains on sales of
   available for sale securities        1,230      (263)    (17.6)         1,493         321     27.4           1,172
Mortgage banking                          662       171      34.8            491         109     28.5             382
Other                                     549      (336)    (38.0)           885         515    139.2             370
                                   ----------- ----------              ----------  -----------             ----------

Total                                  $5,087    ($  18)      (.4%)       $5,105      $1,242     33.2%         $3,863
                                   =========== =========== ==========  ==========  =========== =========   ==========

Net security gains totaled $1.2 million in 1998, $1.5 million in 1997 and $1.2 million in 1996. Securities gains and losses in all three years were attributable to the sale of securities for the purpose of adding liquidity, to control interest rate risk and reflect the Company's active management of the available for sale security portfolio. We continuously monitor the Company's interest rate sensitivity position and periodically restructure the security portfolio as conditions warrant such as expected changes in liquidity or projected movements in future interest rates. In addition, the Company maintains and actively manages a portfolio of equity securities.

Fiduciary fees increased $154,000 or 19.2% in 1998 and by $104,000 or 14.9% in 1997. Assets under trust management were $224 million at the end of 1998, an increase of $59 million or 36% over assets of $165 million at the end of 1997. Trust assets increased $30 million or 22% in 1997.

Other non-interest income decreased $336,000 or 38.0% in 1998 compared with an increase of $515,000 or 139.2% in 1997. During 1997, we sold a branch for which we realized a premium of nearly $300,000, a gain which was not repeated in 1998.

NON-INTEREST EXPENSE

Total non-interest expense for 1998 increased $786,000 or 4.7% compared with a $1.9 million or 13.2% increase in 1997. Salaries and employee benefits increased $955,000 or 10.7% in 1998 and $789,000 or 9.7% in 1997. Total full-time equivalent employees (excluding ARMCO employees in 1996) increased from 232 at year-end 1996 to 238 at the end of 1997 and to 255 in 1998. The ratio of average assets (in millions) per employee was $2.34 in 1996, $2.55 in 1997 and $2.71 in 1998. The average salary expense per employee was $28,000 in 1996, $32,000 in 1997 and $31,000 in 1998.

Expenses related to occupancy, premises and equipment increased $9,000 or .7% in 1998 and by $71,000 or 5.9% in 1997. Expenses relating to equipment, depreciation and service increased by $105,000 in 1998 and declined by $48,000 in 1997.

Computer software expense decreased $1.1 million or 64.1% in 1998 and increased $807,000 or 93.7% in 1997. The decrease in 1998 was due in part to a computer hardware and software conversion completed in 1997 which reduced 1998 operating costs and improved operating efficiencies. The increase in 1997 is due to the cost of the computer software conversion which also included the payment of a deferred license fee of $445,000 and write-off of other capitalized costs totaling $212,000. These one-time charges were not repeated in 1998.

Other non-interest expenses increased $786,000 or 21.9% in 1998 and increased by $321,000 or 9.8% in 1997. Increases in other non-interest expenses are the result of normal inflationary and volume increases. Table 6 summarizes the changes in the major categories of non-interest expense.

TABLE 6 - NON-INTEREST EXPENSE

In thousands                                     1998/1997                                 1997/1996
                                   ----------------------------------------  ----------------------------------------
                                                     INCREASE                            Increase
                                                    (DECREASE)                          (Decrease)
                                               ----------------------              ----------------------
                                      1998       AMOUNT         %         1997       Amount        %          1996
                                   ----------- -----------  ---------  ----------  ----------  ----------  ----------
Salaries and employee benefits        $ 9,916    $   955      10.7%     $  8,961      $  789      9.7%       $  8,172
Occupancy, net                          1,288          9        .7         1,279          71      5.9           1,208
Equipment, depreciation and
   service                              1,171        105       9.0         1,166         (48)    (4.0)          1,214
Computer software expense                 599     (1,069)    (64.1)        1,668         807     93.7             861
Other                                   4,377        786      21.9         3,591         321      9.8           3,270
                                   ----------- -----------             ----------  ----------              ----------

Total                                 $17,451    $   786       4.7%      $16,665      $1,940     13.2%        $14,725
                                   =========== ===========  =========  ==========  ==========  ==========  ==========

PROVISION FOR INCOME TAXES

Income tax expense applicable to continuing operations totaled $2.0 million in 1998 and $2.6 million in both 1997 and 1996. There was an income tax benefit of $777,000 in 1997 and $413,000 in 1996 applicable to discontinued operations. The statutory federal tax rate was 34% each year. PennRock's effective tax rate applicable to continuing operations was 17.1% in 1998 compared to 21.9% in 1997 and 25.6% in 1996. The primary reason for the decline in the effective tax rate is due to an increase in tax-exempt income. For a more comprehensive analysis of income tax expense, refer to Note 11 of the Notes to Consolidated Financial Statements.

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

DISCONTINUED OPERATIONS

As discussed above, during 1997 management elected to terminate the operations of ARMCO, a subsidiary of the Bank, after two years of operations. ARMCO recorded a loss of $801,000 (net of an income tax benefit of $413,000) or $.13 per share in 1996 and a loss of $1.6 million (net of an income tax benefit of $777,000) or $.26 per share in 1997. In accordance with the provisions of APB 30, the operating results of ARMCO have been segregated from continuing operations and reported separately as discontinued operations in the statements of income for 1996 and 1997.

FINANCIAL CONDITION

SOURCES AND USES OF FUNDS

Table 7 examines PennRock's financial condition in terms of its sources and uses of funds. Average funding uses increased $94.1 million or 17.0% in 1998 compared with an increase of $44.0 million or 8.6% in 1997.

TABLE 7 - SOURCES AND USES OF FUNDS

In thousands                               1998                                    1997                       1996
                           --------------------------------------- --------------------------------------  ------------
                                           INCREASE (DECREASE)                     Increase (Decrease)
                            AVERAGE      -------------------------   Average      ------------------------    Average
                            BALANCE       AMOUNT          %          Balance       Amount          %          Balance
                           ------------  -----------  ------------ ------------  -----------  -----------  ------------
Funding uses:
   Short-term
     investments            $   2,720      ($14,305)    (84.0%)        $ 17,025    $16,332     2356.7%      $      693
   Mortgages held for
     sale                       1,910           966     102.3              944      (1,113)     (54.1)           2,057
   Securities available
     for sale                 248,838        59,837      31.7          189,001      (6,509)      (3.3)         195,510
   Loans                      395,077        47,615      13.7          347,462      35,289       11.3          312,173
                           ------------  -----------               ------------  -----------               ------------

   Total uses                $648,545       $94,113      17.0%        $554,432     $43,999        8.6%        $510,433
                           ============  ===========  ============ ============  ===========  ===========  ============

Funding sources:
   Interest-bearing
     demand deposits         $ 86,027       $15,514      22.0%        $ 70,513    ($ 1,020)      (1.4%)      $  71,533
   Savings deposits            56,814        (2,009)     (3.4)          58,823      (2,010)      (3.3)          60,833
   Time deposits              272,835         3,806       1.4          269,029      32,207       13.6          236,822
   Short-term
     borrowings                40,271        13,670      51.4           26,601     (23,010)     (46.4)          49,611
   Long-term debt              86,270        35,977      71.5           50,293      43,208      609.9            7,085
   Non-interest bearing
     funds, net               106,328        27,155      34.3           79,173      (5,376)      (6.4)          84,549
                           ------------  -----------               ------------  -----------               ------------

   Total sources             $648,545       $94,113      17.0%        $554,432     $43,999        8.6%        $510,433
                           ============  ===========  ============ ============  ===========  ===========  ============


SECURITIES AND SHORT-TERM INVESTMENTS

Table 8 indicates the composition and maturity of the securities available for sale portfolio as of December 31, 1998. Included in the portfolio are callable agencies, state and municipal securities, mortgage-backed securities (including adjustable rate mortgage-backed securities) and CMO's which may be called, prepaid or reprice before final maturity. For mortgage-backed securities, maturity is based on average lives rather than contractual maturity. The average life to call or repricing of the portfolio was 5.5 years as of December 31, 1998 and 4.7 years as of December 31, 1997.

TABLE 8 - ANALYSIS OF SECURITIES AVAILABLE FOR SALE

In thousands                                                                                              Taxable
                                      Within       1-5        6-10      Over 10                          Equivalent
                                     One Year     Years       Years      Years     Equities     Total       Yield
                                    ---------- ----------- ---------- ---------- ----------- ---------- ------------
U.S. Treasury and agency               $25,998   $  9,125     $26,196  $  18,000  $           $  79,319      6.64%
States and political subdivisions          916        147                121,750                122,813      8.00
Mortgage backed securities                         21,289      14,226                            35,515      6.18
Collateralized mortgage
   obligations                           5,477      2,645                                         8,122      6.03
Other securities                                                           4,332                  4,332      6.38
Equity securities                                                                    19,679      19,679
                                    ---------- ----------- ---------- ---------- ----------- ----------

Total (amortized cost)                 $32,391    $33,206     $40,422   $144,082    $19,679    $269,780      7.24%
                                    ========== =========== ========== ========== =========== ==========

Total fair value                       $32,437    $33,363     $40,890   $147,079    $19,953    $273,722
Taxable equivalent yield                6.93%      6.43%       6.15%      7.80%

Percent of portfolio                   12.01%     12.31%      14.98%     53.41%      7.29%

Average maturity                    16.1 YEARS

Measured on an amortized cost basis, securities increased $47.6 million or 21.4% in 1998 and increased $34.9 million or 18.7% during 1997. As of December 31, 1998, securities available for sale at fair value totaled $273.7 million compared with $224.4 million at the end of 1997. During 1998, PennRock sold $83.4 million and purchased $199.1 million in available for sale securities. During 1997, PennRock sold $119.2 million in securities and purchased $172.9 million. In addition, $70.9 million in 1998 and $20.6 million in 1997 was received from securities that matured or were called and from principal repayments of mortgage-backed securities.

As of December 31, 1998, the AFS portfolio had a net unrealized gain of $3.9 million consisting of gross unrealized gains of $4.5 million and gross unrealized losses of $554,000. As of December 31, 1997, the AFS portfolio had a net unrealized gain of $2.2 million consisting of gross unrealized gains of $2.6 million and gross unrealized losses of $437,000.

As of December 31, 1998, PennRock had $43.6 million invested in mortgage-backed pass-through securities and CMO's compared with $66.9 million as of December 31, 1997. A mortgage-backed pass-through security depends on an underlying pool of mortgage loans to provide a cash flow pass-through of principal and interest. PennRock had $35.5 million in mortgage-backed pass-through securities as of December 31, 1998 of which $15.3 million were adjustable rate and $20.2 million were fixed rate securities. A CMO is a mortgage-backed security that is comprised of classes of bonds created by prioritizing the cash flows from the underlying mortgage pool in order to meet different objectives of investors. PennRock had $8.1 million in CMO securities as of December 31, 1998 compared with $39.0 million at the end of 1997. The CMO securities held by PennRock are shorter-maturity, fixed rate bonds that have relatively low levels of prepayment risk. In addition, none of the CMO's in the portfolio was considered "high risk CMO's" as defined by banking regulations. All CMO's and mortgage-backed pass-through securities were issued by Federal agencies.

During 1998 and 1997, there were no investments in securities of any single, non-federal issues in excess of 10% of stockholders' equity.

LOANS

Table 9 presents loans outstanding, by type of loan, for the past five years. Loans increased from year-end 1997 to year-end 1998 by $25.4 million or 6.7%, compared with a $63.0 million or 19.7% increase from year-end 1996 to year-end 1997. Most of this growth was realized in mortgage loans, which grew $25.3 million or 22.6%. In 1998, PennRock originated and sold $41.9 million in conforming residential mortgage loans.

TABLE 9 - LOANS OUTSTANDING, NET OF UNEARNED INCOME

In thousands                                                         December 31,
                                          --------------------------------------------------------------------
                                             1998          1997          1996          1995          1994
                                          ------------  ------------  ------------  ------------  ------------
Commercial, financial and agricultural
   Commercial, secured by real estate        $167,931      $161,939      $127,124      $106,675     $  86,173
   Agricultural                                 8,999        10,087         9,533        10,268         9,729
   Other                                       58,553        58,405        56,118        52,734        43,354
Real estate - construction                     17,474        22,365         9,415         8,761         2,489
Real estate - mortgage                        136,969       111,689        99,798       104,211        85,565
Consumer loans                                 17,861        17,874        17,366        15,376        12,618
                                          ------------  ------------  ------------  ------------  ------------

Total loans                                  $407,787      $382,359      $319,354      $298,025      $239,928
                                          ============  ============  ============  ============  ============

TABLE 10 - LOAN MATURITIES AND INTEREST SENSITIVITY (1)

In thousands                                                        DECEMBER 31, 1998
                                             ------------------------------------------------------------------
                                                ONE YEAR        ONE THROUGH         OVER
                                                 OR LESS         FIVE YEARS       FIVE YEARS         TOTAL
                                             ---------------  ----------------  --------------- ---------------
Commercial, financial and agricultural             $  3,404         $35,481          $196,598        $235,483
Real estate - construction                           17,474                                            17,474
                                             ---------------  ----------------  --------------- ---------------

Total                                               $20,878         $35,481          $196,598        $252,957
                                             ===============  ================  =============== ===============

Loans with predetermined interest rate             $  6,207         $21,801         $  12,106       $  40,114
Loans with variable interest rate                    14,671          13,680           184,492         212,843
                                             ---------------  ----------------  --------------- ---------------

Total                                               $20,878         $35,481          $196,598        $252,957
                                             ===============  ================  =============== ===============

(1) Excludes residential mortgages and consumer loans.

NON-PERFORMING ASSETS

Table 11 shows PennRock's non-performing loans for the five years ended December 31, 1998. PennRock's policy is to discontinue the accrual of interest on loans for which the principal or interest is past due 90 days or more unless the loan is well secured and corrective action has begun or the loan is in the process of collection. When a loan is placed on non-accrual status, any unpaid interest is charged against income.

TABLE 11 - NON-PERFORMING ASSETS

In thousands                                                                      December 31,
                                                       ---------------------------------------------------------------------
                                                          1998          1997          1996           1995          1994
                                                       ------------- ------------- -------------  ------------  ------------
Non-accrual loans                                         $  143        $  288        $  795         $  862        $  624
Loans accruing but 90 days past due as to
   principal or interest                                   1,196         1,853           311            375           434
                                                       ------------- ------------- -------------  ------------  ------------

Total non-performing loans                                 1,339         2,141         1,106          1,237         1,058
Other real estate owned                                                     65           187            276         1,048
                                                       ------------- ------------- -------------  ------------  ------------

Total non-performing assets                               $1,339        $2,206        $1,293         $1,513        $2,106
                                                       ============= ============= =============  ============  ============

Ratios:
   Non-performing loans to total loans                      0.33%         0.56%         0.35%          0.41%         0.44%
   Non-performing assets to total loans and
     other real estate owned                                0.33%         0.58%         0.40%          0.51%         0.87%
   Allowance for loan losses to
     non-performing loans                                 365.72%       198.37%       366.09%        295.96%       329.11%

We estimate loans that are not considered non-performing and are not past-due but have a somewhat higher than normal risk of becoming non-performing in the future to total $9.2 million as of December 31, 1998, compared with $10.7 million as of December 31, 1997 and $7.6 million as of December 31, 1996.

As of December 31, 1998, PennRock did not have any loan concentrations exceeding 10% of total loans to any particular economic group or industry. The loan portfolio is well diversified as to industry and companies within each industry which helps minimize risk. Loan quality is maintained through diversification of risk, strict credit control practices and continued monitoring of the loan portfolio. As of December 31, 1998, PennRock did not have any loans outstanding to any foreign entity or government.

As of December 31, 1998, the Company had no other real estate owned ("OREO"). As of December 31, 1997, OREO totaled $65,000 and was included in other assets on the Consolidated Balance Sheets. Valuation reserves are established for OREO properties whenever estimated current realizable values fall below the original fair value recorded.

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

TABLE 12 - ALLOWANCE FOR LOAN LOSSES

In thousands                                                       Year Ended December 31,
                                             ---------------------------------------------------------------------
                                                1998          1997          1996           1995          1994
                                             ------------- ------------- -------------  ------------  ------------
Balance, beginning of year                        $4,247        $4,049        $3,661         $3,482        $3,461
Provision charged to expense                       1,225           258           600            360           352
Loans charged off:
   Commercial, financial and agricultural            396            74           159            103           228
   Consumer                                          283           231           132            122           233
                                             ------------- ------------- -------------  ------------  ------------

   Total loans charged off                           679           305           291            225           461
                                             ------------- ------------- -------------  ------------  ------------

Recoveries:
   Commercial, financial and agricultural             51           129            49             15            95
   Consumer                                           53            36            30             29            35
                                             ------------- ------------- -------------  ------------  ------------

   Total recoveries                                  104           165            79             44           130
                                             ------------- ------------- -------------  ------------  ------------

   Net charge-offs                                   575           140           212            181           331
                                             ------------- ------------- -------------  ------------  ------------

Transfer of valuation reserve from
   discontinued subsidiary                                          80
                                             ------------- ------------- -------------  ------------  ------------

Balance, end of year                              $4,897        $4,247        $4,049         $3,661        $3,482
                                             ============= ============= =============  ============  ============

Total loans:
   Average                                      $395,077      $347,462      $312,173       $275,960      $219,034
   Year-end                                      407,787       382,359       319,354        298,025       239,928

Ratios:
   Net charge-offs to:
     Average loans                                 0.15%         0.04%         0.07%          0.07%         0.15%
     Total loans                                   0.14%         0.04%         0.07%          0.06%         0.14%
     Allowance for loan losses                    11.74%         3.30%         5.24%          4.94%         9.51%
     Provision for loan losses                    46.94%        54.26%        35.33%         50.28%        94.03%
   Allowance for loan losses to:
     Average loans                                 1.24%         1.22%         1.30%          1.33%         1.59%
     Loans as of year-end                          1.20%         1.11%         1.26%          1.23%         1.45%

The allowance for loan losses totaled $4.9 million as of December 31, 1998, an increase of 15.3% from 1997. The allowance for loan losses as a percentage of year-end loans was 1.20% as of December 31, 1998 and 1.11% as of December 31, 1997. The provision for loan losses exceeded net charge-offs by $650,000 in 1998, by $118,000 in 1997 and by $388,000 in 1996. The allowance for loan losses as a percentage of non-performing loans was 365.72% as of December 31, 1998 and 198.37% as of December 31, 1997.

Total loans charged-off increased from $291,000 in 1996 to $305,000 in 1997 and increased to $679,000 in 1998. Recoveries of loans previously charged-off increased from $79,000 in 1996 to $165,000 in 1997 and decreased to $104,000 in 1998. The ratio of net charge-offs to average loans was .07% in 1996, decreased to .04% in 1997 and increased to.15% in 1998.

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

TABLE 13 - ALLOCATION OF ALLOWANCE FOR LOAN LOSSES


                                                                 December 31,
                        ------------------------------------------------------------------------------------------------
                               1998               1997               1996                1995               1994
                        ------------------- ------------------ ------------------ ------------------- ------------------
                                    % OF               % of               % of                % of               % of
                         AMOUNT    LOANS    Amount    Loans     Amount    Loans    Amount    Loans    Amount    Loans
                        --------- --------- -------- --------- --------- -------- --------- --------- -------- ---------
Commercial, financial
   and agricultural       $3,523     57.7%    $2,858    60.3%    $2,835     60.4%   $2,713     56.9%    $2,967    58.0%
Real estate -
   construction                       4.3                5.8                 2.9                2.9                1.0
Real estate - mortgage       235     33.6         60    29.2         53     31.2       118     35.0        133    35.7
Consumer                     407      4.4        335     4.7        323      5.5       313      5.2        258     5.3
Unallocated                  732                 994                838                517                 124
                        --------- --------- -------- --------- --------- -------- --------- --------- -------- ---------

Total                     $4,897    100.0%    $4,247   100.0%    $4,049    100.0%   $3,661    100.0%    $3,482   100.0%
                        ========= ========= ======== ========= ========= ======== ========= ========= ======== =========

As of December 31, 1998, PennRock's recorded investment in loans considered to be impaired under Statement of Financial Accounting Standards No. 114 was $889,000 of which $143,000 was on non-accrual status. Included in this amount is $668,000 of impaired loans for which the related allowance is $182,000 and $220,000 for which there is no related allowance. The average recorded investment in impaired loans for 1998 was $757,000 and the interest recognized for the year was $100,000.

As of December 31, 1997, PennRock's recorded investment in impaired loans was $625,000 of which $288,000 was on non-accrual status. Included in this amount is $414,000 of impaired loans for which the related allowance is $201,000 and $213,000 for which there is no related allowance. The average recorded investment in impaired loans for 1997 was $692,000 and the interest recognized for the year was $14,000.

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

Total deposits increased $57.3 million or 11.6% in 1998 compared with $41.3 million or 9.2% in 1997. Table 14 reflects the changes in the major classifications of deposits by comparing the year-end balances for the past five years. Table 15 reflects the maturity of large dollar deposits.

TABLE 14 - DEPOSITS BY MAJOR CLASSIFICATION

In thousands                                                       December 31,
                                        --------------------------------------------------------------------
                                            1998          1997          1996          1995          1994
                                        ------------  ------------  ------------  ------------  ------------
Non-interest bearing deposits             $  88,061     $  77,106     $  65,537     $  57,775     $  50,405
NOW accounts                                 39,931        39,061        41,209        39,942        39,038
Money market deposit accounts                80,048        35,080        34,125        31,227        20,152
Savings accounts                             56,534        57,557        59,977        60,852        66,247
Time deposits under $100,000                248,252       250,364       224,071       208,022       149,784
                                        ------------  ------------  ------------  ------------  ------------

Total core accounts                         512,826       459,168       424,919       397,818       325,626
Time deposits of $100,000 or more            37,220        33,627        26,548        20,111        16,807
                                        ------------  ------------  ------------  ------------  ------------

Total deposits                             $550,046      $492,795      $451,467      $417,929      $342,433
                                        ============  ============  ============  ============  ============

TABLE 15 - MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

In thousands                                                  December 31,
                                              ----------------------------------------------
                                                 1998             1997             1996
                                              -------------    ------------     ------------
Three months or less                              $12,848          $16,857          $10,992
Over three months through six months               14,151            7,226            5,433
Over six months through twelve months               8,020            6,578            5,762
Over twelve months                                  2,201            2,966            4,361
                                              -------------    ------------     ------------

Total                                             $37,220          $33,627          $26,548
                                              =============    ============     ============

The Bank maintains lines of credit with various correspondent banks to use as sources of short-term funds in addition to repurchase agreements with bank customers. Federal funds purchased and securities sold under agreements to repurchase increased from $9.3 million as of December 31, 1997 to $13.7 million as of December 31, 1998. The Bank also maintains a line of credit with the Federal Home Loan Bank of Pittsburgh. The Bank had $2.0 million in short-term adjustable rate borrowings as of December 31, 1997. There were no line advances outstanding as of December 31, 1998. The level of short-term borrowings depends on loan growth, deposit growth, current market rates and other factors. The average cost of short-term borrowings decreased from 5.46% in 1996 to 5.23% in 1997 and increased to 5.37% in 1998. Table 16 shows PennRock's short-term borrowings for the five years ended December 31, 1998.

TABLE 16 - SHORT-TERM BORROWINGS

In thousands                                                       December 31,
                                             -----------------------------------------------------------
                                                1998        1997        1996        1995         1994
                                             ----------  ----------  ----------- -----------  ----------
Federal funds purchased and securities
   sold under agreements to repurchase          $13,742     $9,332     $21,136     $40,579      $13,046
Advances from Federal Home Loan Bank                         2,000                   6,500       67,604
U.S. Treasury tax and loan note                      38      1,500         970         397        1,427
                                             ----------  ----------  ----------- -----------  ----------

Total short-term borrowings                     $13,780    $12,832     $22,106     $47,476      $82,077
                                             ==========  ==========  =========== ===========  ==========

CAPITAL RESOURCES

On June 24, 1997, PennRock announced that the Board of Directors had authorized the purchase of up to 200,000 shares of the Company's outstanding common stock. The shares are to be used for general corporate purposes including stock dividends and stock splits, executive compensation plans or for issuance under the dividend reinvestment plan. The Company began open market repurchases of its outstanding common stock in 1995. In 1998, PennRock purchased 112,665 shares for $2.7 million and reissued 50,475 shares for PennRock's dividend reinvestment plan and 2,375 for stock options exercised. In 1997, PennRock purchased 42,882 shares for $784,000 and reissued 72,123 shares. PennRock purchased 100,083 shares for $1.9 million and reissued 60,782 shares in 1996. There were 70,454 shares with a cost of $1.7 million as of December 31, 1998 and 10,639 shares with a cost of $205,000 as of December 31, 1997 held as treasury stock.

Total stockholders' equity increased $5.6 million or 9.2% in 1998 compared with an increase of $7.5 million or 14.0% in 1997. In 1998, stockholders' equity increased by net income of $9.6 million less dividends of $3.6 million. The change in net unrealized gains and losses on securities available for sale increased equity by $1.1 million. In 1997, stockholders' equity increased by net income of $7.8 million less dividends of $3.0 million. The change in net unrealized gains and losses on securities available for sale increased equity by $2.3 million. The increase in 1996 was due to net income of $6.8 million less dividends of $2.7 million and by the change in net unrealized loss on securities available for sale which caused equity to decline by $1.6 million. The ratio of average equity to average assets was 9.38% in 1998, compared with 9.34% for 1997 and 9.55% in 1996. The ratio of average equity to average assets net of the SFAS 115 adjustment was 9.11% in 1998, 9.46% in 1997 and 9.76% in 1996. Internal
capital generation is calculated by multiplying return on average equity by the percentage of earnings retained. Internal capital generation amounted to 9.26% in 1998, 8.47% in 1997 and 7.87% in 1996.

Bank and bank holding company minimum regulatory capital requirements have been revised to make regulatory capital more sensitive to individual differences in credit risk profiles (including off-balance-sheet risks). Risk based capital is segregated into two components, tier 1 capital and tier 2 capital. Tier 1 capital includes stockholders' equity reduced by certain intangibles and excludes net unrealized holding gains and losses on AFS securities. Net unrealized losses on marketable equity securities will continue to be deducted from Tier 1 capital. Tier 2 capital includes the allowance for loan losses (subject to limitations) and qualifying debt obligations. The minimum leverage capital requirement is 3% and is determined by dividing Tier 1 capital by average assets. Banking organizations must adjust their assets and off-balance sheet exposures by assigning risk-weighted percentages depending on regulatory defined credit risks. Off-balance-sheet assets must be converted to credit equivalents before being risk weighted. These balances are then added to determine total risk weighted assets.

As of December 31, 1998, the most recent notification from the Federal Reserve Bank categorized PennRock as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, PennRock must maintain minimum total risk-based capital of 10%, Tier 1 risk-based capital of 6% and Tier 1 leverage ratios of 5%. There are no conditions or events since that notification that management believes have changed this category. Table 17 shows PennRock's capital resources for the past three years.

TABLE 17 - CAPITAL RESOURCES

                                                             December 31,
                                             ---------------------------------------------
                                                1998            1997             1996
                                             ------------    ------------     ------------

Leverage ratios:
   Total capital to total average assets          9.96%          10.46%          10.62%
   Tier 1 capital to total average assets         9.22%           9.75%           9.88%
Risk-based ratios:
   Common stockholders' equity to risk
     weighted assets                             14.42%          13.76%          14.96%
   Tier 1 capital to risk-weighted assets        13.71%          13.26%          14.95%
   Total capital to risk-weighted assets         14.77%          14.22%          16.08%

INTEREST RATE RISK

Information regarding interest rate risk may be found in Item 7A on pages 26 through 28 of this Annual Report under the caption "Quantitative and Qualitative Disclosures about Market Risk."

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

In September 1997, Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS 131 requires the reporting of selected segmented information in quarterly and annual reports. Information from operating segments is derived from methods used by the Company's management to allocate resources and measure performance. The Company is required to disclose profit/loss, revenues and assets for each segment identified, including reconciliations of these items to consolidated totals. The Company is also required to disclose the basis for identifying the segments and the types of products and services within each segment. SFAS 131 is effective for the Company for the year ended December 31, 1998, and quarterly beginning in 1999, including the restatement of prior periods reported consistent with this pronouncement, if practical. Currently, management measures the performance and allocates the resources of the Company as a single segment. The Company does not anticipate any material impact from the implementation of SFAS No. 131.

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


YEAR 2000 READINESS DISCLOSURE

The Company, like all companies that use computer technology is facing significant challenges associated with the inability of computer systems to recognize the year 2000. Many existing computer programs and systems use only two digits to identify the calendar year in the date field. These programs and systems were designed and developed without considering the impact on the upcoming change in the century and, as a result, would read the year 00 as 1900 rather than 2000. This could result in a system failure or miscalculations causing disruptions of operations including the inability to process transactions or engage in normal business activities. Software, data processing hardware, and other equipment both within and outside the Company's direct control are likely to be affected. In addition, under certain circumstances, failure to adequately address the year 2000 issue could adversely affect the viability of the Company's suppliers and creditors and the creditworthiness of its borrowers. Therefore, if not adequately addressed, the Year 2000 Problem could result in a significant adverse impact on the Company's products, services and competitive condition.

In 1997, management formed a Year 2000 Project Committee (the Committee) to establish and implement a Year 2000 Plan (the Plan) to mitigate exposure to the Year 2000 issues. Goals of the Plan included identifying risks, testing software, hardware and equipment used by the Company for Year 2000 readiness, establishing contingency plans for non-compliant systems, vendors and other service providers, implementing changes to achieve Year 2000 readiness and verifying that systems are Year 2000 compliant. The Committee reports to the Board of Directors on a monthly basis.

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

The following is a description of the Plans phases, degree of completion and deadlines:

                                                                                                          Date
                                                                                   Percentage         Completed or
                                                                                    Complete            Deadline
                                                                                  --------------     ---------------

Awareness phase:                                                                                       September,
  Establish Year 2000 Project Committee and establish Year 2000 Plan.                 100%                1997

Assessment phase:
  Identify all software, hardware, environmental and other systems, vendors
    and major business customers that could potentially be impacted by the                             September,
    Year 2000 problem.                                                                100%                1998
  Establish priorities, time frames and resource requirements. Establish contingency plans.

Renovation phase:
  Complete all mission-critical software, hardware or systems upgrades or replacements.
  Monitor vendor and outside service provider progress toward Year 2000                                 December,
    readiness.                                                                        100%                1998

Validation phase:
  Test all hardware, mission-critical software and interfaces between                                    March,
    systems and to outside service providers.                                          90%                1999

Implementation phase:
  Have all systems tested for Year 2000 readiness or activate appropriate                                June,
    contingency plans for failed systems and processes.                                75%                1999

The Committee has met all of its goals to date and believes that it will continue to meet the goals of the Plan.

Because of the exposure to the operations of the Company from the failure of large customers negatively impacted by the 2000 problem, the Committee also implemented a plan to assess the readiness of the Company's largest business loan and deposit customers. A questionnaire was prepared and completed for existing large business customers. To date, all existing large business customers have been contacted. For all new business customers, we have amended our loan documents to include a statement of Year 2000 compliance by the business customer.

The Committee has also opened communications with other significant third parties in addition to large business customers. These third parties include vendors, utilities, correspondent financial institutions and governmental agencies. The Committee wanted to determine the extent to which these third parties are vulnerable to failures to remediate their own potential Year 2000 problems. Our plans include tasks to monitor Year 2000 remediation progress for third parties throughout 1999 and to develop contingency plans for threatened failures. Despite ongoing monitoring and communications with these third parties, we do not have sufficient information to estimate the likelihood of significant disruptions attributable to such parties. Failure of a third party to fully address its Year 2000 issues could have an adverse effect on the business, operations and financial condition of the Company.

Although computer failure by third parties could disrupt the Company's operations, the severity would depend on the nature and duration of the failure. The most serious effect on the operations of the Company would result if basic services provided by correspondent financial institutions and governmental agencies were disrupted. Computer failures by correspondent financial institutions and governmental agencies could affect the Company's ability to send or receive checks, process automatic teller machine transactions, access funding sources, or process outgoing or incoming wire and other electronic transfers. Potential disruptions to telecommunications and electric power in connection with Year 2000 issues could result in interference with the Company's normal operations. We cannot estimate the likelihood, extent, or costs associated with such potential disruptions.

While the Plan includes tasks to assess, remediate and test the Company's systems to address Year 2000 processing issues, the Plan also contains tasks for developing contingency plans. These contingency plans are intended to provide alternative processes and actions in the event of systems malfunctions or failures due to Year 2000 issues. The Committee has followed the advice of the OCC in developing two levels of contingency planning - remediation and business resumption. Remediation contingency plans address the actions to be taken if the remediation efforts fall behind schedule or appear in jeopardy of not delivering a Year 2000 compliant system when required. Business resumption contingency plans address the actions that would be taken if key business processes could not be performed in the normal manner due to Year 2000 related system or third party failures.

The Committee has defined remediation contingency plan requirements that are intended to provide alternative processes and actions to address failed or unsuccessful remediation efforts. The Committee has also developed business resumption contingency plans for each key business process. We have scheduled the testing of the viability of the two contingency plans to be completed in 1999.

Because the Company does not write any of the software used in any of its high or medium priority processes, and because all vendors of software and hardware used by the Company have provided Year 2000 compliant upgrades, the costs that have been or are expected to be incurred to achieve Year 2000 readiness are not significant. To date, the Company has incurred approximately $125,000 in costs to upgrade existing systems and estimates that it could spend another $100,000 to achieve compliance.

We believe that we are taking reasonable steps to address and remediate Year 2000 issues especially with respect to mission-critical systems. However, we are not able to predict the effects of public reaction on the Company's own operations, the financial markets or the worldwide economy. Because of this uncertainty, we can make no representation that all of our systems and especially those of significant third parties will be Year 2000 compliant or that the Company will not be adversely affected by Year 2000 issues.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's financial performance is impacted by, among other factors, interest rate risk and credit risk. We manage credit risk by relying on strict credit standards, loan review and adequate loan loss reserves. Interest rate risk refers to PennRock's degree of exposure to loss of earnings and market value of equity resulting from changes in market interest rates. The magnitude of this exposure depends on the severity and timing of the market rate changes and on our ability to adjust. The Company's Asset Liability Management Committee ("the ALCO") addresses this risk. The senior management team comprises the ALCO. The ALCO monitors interest rate risk by modeling the estimated changes in market value of portfolio equity ("MVPE") and net interest income under various interest rate scenarios. The MVPE is the present value of expected future cash flows from assets and liabilities. The ALCO attempts to manage the various components of the Company's balance sheet to minimize the impact of sudden and sustained changes in interest rates on MVPE and net interest income. However, the ALCO may sometimes structure the balance sheet to take advantage of expected interest rate movements.

The Company's exposure to interest rate risk is reviewed on a monthly basis by the Board of Directors and the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the Company's change in net interest income and MVPE in the event of hypothetical changes in interest rates. If potential changes to MVPE and net interest income resulting from hypothetical interest rate swings are not within the limits established by the Board, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits.

The mismatch of maturities of assets and liabilities within a specific time frame is referred to as a rate sensitivity gap. If more assets than liabilities mature or reprice within the time frame, the Company is asset sensitive. If more liabilities mature or reprice, the Company is liability sensitive. An asset sensitive gap will benefit the Company in a period of rising rates while a liability sensitive gap will benefit the Company during declining rates. Gap analysis has certain limitations. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Some types of financial instruments are very sensitive to changes in market rates while others may lag behind such changes. Certain assets such as adjustable-rate loans have limits on the amount of change in interest rates in the short-term and over the life of the loan. Further, changes in interest rates may change the characteristics of certain financial instruments and cause them to react differently than expected. For example, a decrease in market rates could trigger mortgage customers to refinance their mortgages while an increase in market rates may induce customers to choose to redeem their certificates of deposit prior to maturity. These and other changes would likely cause actual results to deviate significantly from the assumptions used in calculating changes in net interest income or MVPE. While ALCO continuously monitors and adjusts the gap position to maximize profitability, the primary objective is to maintain net interest income and MVPE within self-imposed parameters for a wide range of possible changes in interest rates. The following table presents an interest sensitivity analysis of PennRock's assets and liabilities as of December 31, 1998.

INTEREST SENSITIVITY ANALYSIS

In thousands                                                                   DECEMBER 31, 1998
                                                ---------------------------------------------------------------------------------
                                                                          INTEREST SENSITIVITY PERIOD
                                                ---------------------------------------------------------------------------------
                                                                 MORE
                                                                THAN 3      MORE THAN    MORE THAN
                                                LESS THAN     MONTHS TO     6 MONTHS     1 YEAR TO     MORE THAN
                                                 3 MONTHS      6 MONTHS     TO 1 YEAR     5 YEARS       5 YEARS        TOTAL
                                                ------------  ------------ ------------- ------------  ------------  ------------
Earning assets:
  Short-term investments                         $   1,166       $            $            $            $               $ 1,166
  Weighted average interest rate                      4.84%                                                                4.84%

  Mortgages held for sale                            5,892                                                                5,892
  Weighted average interest rate                      6.22%                                                                6.22%

  Securities available for sale                     42,072         1,231       16,027        83,618       130,774       273,722
  Weighted average interest rate                      6.64%         6.02%        6.64%         6.80%         7.46%         7.07%

  Loans                                            127,189        27,001       55,602       165,881        32,114       407,787
  Weighted average interest rate                      8.32%         8.41%        8.43%         8.46%         8.08%         8.38%
                                                ------------  ------------ ------------- ------------  ------------  ------------

  Total interest earning assets                   $176,319       $28,232      $71,629      $249,499      $162,888      $688,567
                                                ============  ============ ============= ============  ============  ============

Interest bearing liabilities:
  Interest bearing demand
    deposits (1)                                 $  80,547    $      499      $   998      $  7,984       $29,951      $119,979

  Weighted average interest rate                      4.29%         1.20%        1.20%         1.20%         1.20%         3.27%

  Savings deposits (2)                                 707           707        1,413        11,304        42,403        56,534
  Weighted average interest rate                      2.22%         2.22%        2.22%         2.22%         2.22%         2.22%

  Time deposits                                     83,748       109,260       66,276        26,048           140       285,472
  Weighted average interest rate                      5.07%         5.29%        5.16%         5.26%         5.20%         5.19%

  Short-term borrowings                             13,780                                                               13,780
  Weighted average interest rate                      4.64%                                                                4.64%

  Long-term debt                                       700                                   75,000        15,000        90,700
  Weighted average interest rate                      5.37%                                    5.70%         5.55%         5.67%
                                                ------------  ------------ ------------- ------------  ------------  ------------

  Total interest bearing
liabilities                                       $179,482      $110,466      $68,687      $120,336       $87,494      $566,465
                                                ============  ============ ============= ============  ============  ============

Interest sensitivity gap:
  Period                                           ($3,163)     ($82,234)    $  2,942      $129,163     $  75,394
  Cumulative                                        (3,163)      (85,397)     (82,455)       46,708       122,102

Interest sensitive assets to
interest
  sensitive liabilities ratio:
  Period                                             98.24%        25.56%      104.28%       207.34%       186.17%
  Cumulative                                         98.24%        70.55%       77.01%       109.75%       121.56%

(1) Assumes NOW account balances are withdrawn at 5% per year based on prior experience.
(2) Assumes passbook and statement savings balances are withdrawn at 5% per year.

While the preceding table helps provide some information about the Company's interest sensitivity, it does not predict the trends of future earnings. For this reason, we use financial modeling to forecast earnings under different interest rate projections. Interest rate sensitivity analysis is used to measure the Company's interest rate risk by computing estimated changes in MVPE of its cash flows from assets and liabilities in the event of assumed changes in market interest rates. This analysis assesses the risk of loss in market rate sensitive instruments in the event of sudden and sustained increases and decreases in market interest rates of 100 and 200 basis points. The Company's Board of Directors has adopted an interest rate risk policy which establishes maximum decrease in the MVPE and net interest income in the event of a sudden and sustained increase or decrease in market interest rates of 200 basis points. The following tables present the Company's projected change in MVPE and net interest income for 100 and 200 basis point rate shocks as of December 31, 1998 and the Board's established limit. MVPE values and impact on net interest income relate to the Bank only. The assets and liabilities at the parent company level are not considered in this analysis. The exclusion of holding company assets and liabilities does not have a significant effect on the analysis of MVPE sensitivity.

CHANGES IN NET PORTFOLIO VALUE

In thousands
                                 Market value of       Computed         Percent       Board
  Change in Interest Rates      portfolio equity        Change           Change        Limit
-----------------------------  -------------------- ----------------  ------------  ----------

200 basis point rise                     $34,800         ($35,363)       (50.4%)     (25.0%)
100 basis point rise                      54,402          (15,761)       (22.4%)
Base rate scenario                        70,163
100 basis point decline                   77,170            7,007          9.99%
200 basis point decline                   84,442           14,279         20.35%     (25.0%)

CHANGES IN NET INTEREST INCOME

In thousands
                                  Net Interest         Computed         Percent       Board
  Change in Interest Rates           Income             Change          Change        Limit
-----------------------------  -------------------- ----------------  ------------  ----------

200 basis point rise                     $24,348          ($1,744)        (6.68%)    (10.0%)
100 basis point rise                      25,327             (765)        (2.92%)
Base rate scenario                        26,092
100 basis point decline                   26,497              405          1.55%
200 basis point decline                   26,703              611          2.34%     (10.0%)

The preceding tables indicates that as of December 31, 1998, in the event of a sudden and sustained increase in prevailing market interest rates, both the Company's MVPE and its net interest income would be expected to decrease. At December 31, 1998, the Company's estimated change in MVPE given a 200 basis point rise in interest rates was above the target established by the Board of Director while the estimated change in net interest income is within target limits.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following audited consolidated financial statements are set forth in this Annual Report of Form 10-K on the following pages:

PennRock Financial Services Corp. and Subsidiaries
    Independent Auditors' Report..........................................29
    Consolidated Balance Sheets...........................................30
    Consolidated Statements of Income.....................................31
    Consolidated Statements of Stockholders' Equity.......................32
    Consolidated Statements of Cash Flows.................................33
    Notes to Consolidated Financial Statements............................34



INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of PennRock Financial Services Corp.


We have audited the accompanying consolidated balance sheets of PennRock Financial Services Corp. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of PennRock's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PennRock Financial Services Corp. and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.




                                             /s/   SIMON LEVER & COMPANY

January 29, 1999
Lancaster, Pennsylvania

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

In thousands
                                                                                 December 31,
                                                                         -----------------------------
                                                                             1998            1997
                                                                         ------------    -------------
ASSETS
Cash and due from banks                                                    $  19,747       $  21,075
Short-term investments                                                         1,166           1,054
Mortgages held for sale                                                        5,892           1,036
Securities available for sale (at fair value)                                273,722         224,408

Loans (net of unearned income of $10,000 and $22,000)                        407,787         382,359
   Allowance for loan losses                                                  (4,897)         (4,247)
                                                                         ------------    -------------

   Net loans                                                                 402,890         378,112
Premises and equipment                                                        13,383          12,654
Accrued interest receivable                                                    6,142           3,794
Other assets                                                                   7,589           6,956
                                                                         ------------    -------------

Total assets                                                                $730,531        $649,089
                                                                         ============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
     Non-interest bearing                                                  $  88,061       $  77,106
     Interest bearing                                                        461,985         415,689
                                                                         ------------    -------------

     Total deposits                                                          550,046         492,795
   Short-term borrowings                                                      13,780          12,832
   Long-term debt                                                             90,700          77,000
   Accrued interest payable                                                    3,235           3,158
   Other liabilities                                                           5,859           2,037
                                                                         ------------    -------------

   Total liabilities                                                         663,620         587,822
Stockholders' Equity:
   Common stock, par value $2.50 per share; authorized
     20,000,000 shares; issued 6,077,299 shares                               15,193          15,193
   Surplus                                                                    11,106          11,118
   Accumulated other comprehensive income, net of tax                          2,602           1,457
   Retained earnings                                                          39,694          33,704
   Treasury stock at cost (70,454 and 10,639 shares)                          (1,684)           (205)
                                                                         ------------    -------------

   Total stockholders' equity                                                 66,911          61,267
                                                                         ------------    -------------

Total liabilities and stockholders' equity                                  $730,531        $649,089
                                                                         ============    =============

See notes to consolidated financial statements.

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME


In thousands, except per share data
                                                                           Year Ended December 31,
                                                                ------------------------------------------------
                                                                    1998              1997             1996
                                                                -------------     -------------    -------------
Interest income:
   Interest and fees on loans                                        $35,185           $32,218          $28,592
   Securities available for sale:
     Taxable                                                           9,004             8,282            9,327
     Tax-exempt                                                        6,147             3,427            2,443
   Mortgages held for sale                                               159                64              126
   Other                                                                 148             1,627              111
                                                                -------------     -------------    -------------

   Total interest income                                              50,643            45,618           40,599
                                                                -------------     -------------    -------------
Interest expense:
   Deposits                                                           18,389            17,632           15,784
   Short-term borrowings                                               2,162             1,390            2,709
   Long-term debt                                                      4,907             2,856              423
                                                                -------------     -------------    -------------

   Total interest expense                                             25,458            21,878           18,916
                                                                -------------     -------------    -------------

   Net interest income                                                25,185            23,740           21,683
Provision for loan losses                                              1,225               258              600
                                                                -------------     -------------    -------------

Net interest income after provision for loan losses                   23,960            23,482           21,083
                                                                -------------     -------------    -------------
Non-interest income:
   Service charges on deposit accounts                                 1,431             1,337            1,142
   Other service charges and fees                                        257                95               97
   Fiduciary activities                                                  958               804              700
   Net realized gains on sales of available for sale                   1,230             1,493            1,172
    securities
   Mortgage banking                                                      662               491              382
   Other                                                                 549               885              370
                                                                -------------     -------------    -------------

   Total non-interest income                                           5,087             5,105            3,863
                                                                -------------     -------------    -------------
Non-interest expenses:
   Salaries and benefits                                               9,916             8,961            8,172
   Occupancy, net                                                      1,288             1,279            1,208
   Equipment depreciation and service                                  1,271             1,166            1,214
   Computer software expense                                             599             1,668              861
   Other                                                               4,377             3,591            3,270
                                                                -------------     -------------    -------------

   Total non-interest expense                                         17,451            16,665           14,725
                                                                -------------     -------------    -------------

Income from continuing operations before income taxes                 11,596            11,922           10,221
Income taxes applicable to continuing operations                       1,981             2,607            2,613
                                                                -------------     -------------    -------------

Income from continuing operations                                      9,615             9,315            7,608
Discontinued operations:
  Loss from operations of discontinued subsidiary (net of
    income tax benefit of $777 and $413)                                                (1,555)            (801)
                                                                -------------     -------------    -------------

Net income                                                          $  9,615          $  7,760         $  6,807
                                                                =============     =============    =============

Earnings per common share:
  Income from continuing operations (net of tax)                       $1.59             $1.54            $1.25
  Loss from discontinued operations (net of tax)                                          (.26)            (.13)
                                                                =============     =============    =============
  Net income                                                           $1.59             $1.28            $1.12
                                                                =============     =============    =============

Weighted average number of shares outstanding                      6,056,650         6,062,449        6,068,639
                                                                =============     =============    =============

Basic earnings per share and diluted earnings per share are the same for 1998, 1997 and 1996.

See notes to consolidated financial statements.

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

In thousands                                                                                Accumulated
                                                                                               Other
                                              Common                 Retained   Treasury   Comprehensive
                                               Stock      Surplus    Earnings    Stock         Income           Total
                                             ---------- ----------- ---------- ---------- ------------------ -----------
Balance as of January 1, 1996                  $15,157    $10,905     $24,854    ($   11)          $ 769       $51,674

Comprehensive income:
  Net income                                                            6,807                                    6,807
   Change in net unrealized loss on
   securities available for sale, net of
   reclassification  adjustment and tax
   effects                                                                                        (1,585)       (1,585)
                                                                                                            -----------
   Total comprehensive income                                                                                    5,222
Purchase of treasury stock                                                        (1,852)                       (1,852)
Sale of treasury stock under
   dividend reinvestment plan                                  55                  1,101                         1,156
Sale of treasury stock under Omnibus
    Stock Option Plan                                          (9)                    22                            13
Shares issued under dividend
   reinvestment plan                                36        202                                                  238
Cash dividends declared
   ($.45 per share)                                                    (2,722)                                  (2,722)
                                            ---------- ----------- ---------- ---------- ------------------ -----------

Balance as of December 31, 1996                 15,193     11,153      28,939       (740)           (816)       53,729

Comprehensive income:
   Net income                                                           7,760                                    7,760
   Change in net unrealized gains on
         securities available for sale,
         net of reclassification
         adjustment and tax effects                                                                2,273         2,273
                                                                                                            -----------
   Total comprehensive income                                                                                   10,033
Purchase of treasury stock                                                          (784)                         (784)
Sale of treasury stock under
   dividend reinvestment plan                                 (35)        (25)     1,319                         1,259
Cash dividends declared
   ($.49 per share)                                                    (2,970)                                  (2,970)
                                            ---------- ----------- ---------- ---------- ------------------ -----------

Balance as of December 31, 1997                 15,193     11,118      33,704       (205)          1,457        61,267

Comprehensive income:
   Net income                                                           9,615                                    9,615
   Change in net unrealized gains on
         securities available for sale,
         net of reclassification
         adjustment and tax effects                                                                1,145         1,145
                                                                                                            -----------
   Total comprehensive income                                                                                   10,760
Purchase of treasury stock                                                        (2,699)                       (2,699)
Sale of treasury stock under
   dividend reinvestment plan                                                      1,162                         1,162
Sale of treasury stock under Omnibus
   Stock Option Plan                                          (12)                    50                            38
Treasury stock issued as compensation                                                  8                             8
Cash dividends declared
   ($.60 per share)                                                    (3,625)                                  (3,625)
                                            ---------- ----------- ---------- ---------- ------------------ -----------

Balance as of December 31, 1998                $15,193    $11,106     $39,694    ($1,684)         $2,602       $66,911
                                            ========== =========== ========== ========== ================== ===========

See notes to consolidated financial statements.

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands
                                                                                   Year Ended December 31,
                                                                         ---------------------------------------------
                                                                             1998            1997             1996
                                                                         ------------    -------------    ------------
OPERATING ACTIVITIES:
   Income from continuing operations:                                       $  9,615        $  9,315         $  7,608
   Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
     Provision for loan losses                                                 1,225             258              600
     Depreciation and amortization                                             1,162           1,065              963
     Amortization of deposit premium                                             100             105              107
     Premium on deposits sold                                                                   (300)
     Accretion and amortization of securities                                 (1,535)           (379)             135
     Deferred income taxes                                                      (264)            104               76
     Net realized gains on sale of available for sale securities              (1,230)         (1,493)          (1,172)
     Proceeds from sales of mortgage loans                                    41,854          24,143           28,091
     Originations of mortgages held for sale                                 (46,732)        (24,139)         (27,019)
     Loss on sale of mortgage loans, net                                          23             119              141
     (Gain) loss on sale of equipment                                             (3)            161
     Increase in interest receivable                                          (2,348)           (465)             (64)
     Increase in interest payable                                                 77             400              265
     Other changes, net                                                        2,557          (2,742)            (978)
                                                                         ------------    -------------    ------------

   Net cash provided by operating activities of continuing operations          4,501           6,152            8,753
   Net cash (used in) provided by discontinued operations                                      5,290           (5,290)
                                                                         ------------    -------------    ------------
   Net cash provided by operations                                             4,501          11,442            3,463
                                                                         ------------    -------------    ------------

INVESTING ACTIVITIES:
   Proceeds from sales of securities available for sale                       83,449         119,243           77,025
   Purchases of securities available for sale                               (199,136)       (172,934)         (78,358)
   Maturities of securities available for sale                                70,873          20,625            9,974
   Proceeds from sale of other real estate                                       204             150              451
   Net increase in loans                                                     (26,003)        (63,064))        (21,541)
   Purchases of premises and equipment                                        (1,932)         (3,618)          (2,193)
   Proceeds from sale of equipment                                                45              79
                                                                         ------------    -------------    ------------

   Net cash used in investing activities                                     (72,500)        (99,519)         (14,642)
                                                                         ------------    -------------    ------------

FINANCING ACTIVITIES:
   Net increase in non-interest bearing deposits                              10,955          11,569            7,762
   Net increase in interest bearing deposits                                  46,297          29,759           25,776
   Net increase (decrease) in short-term borrowings                              948          (9,274)         (25,370)
   Net increase in long-term debt                                             13,700          63,000            5,000
   Issuance of common and treasury stock                                       1,207           1,257            1,407
   Purchase of treasury stock                                                 (2,699)           (784)          (1,852)
   Cash dividends                                                             (3,625)         (2,970)          (2,722)
                                                                         ------------    -------------    ------------

   Net cash provided by financing activities                                  66,783          92,557           10,001
                                                                         ------------    -------------    ------------

   Increase (decrease) in cash and cash equivalents                           (1,216)          4,480           (1,178)
   Cash and cash equivalents at beginning of year                             22,129          17,649           18,827
                                                                         ------------    -------------    ------------

   Cash and cash equivalents at end of year                                  $20,913         $22,129          $17,649
                                                                         ============    =============    ============

Supplemental schedule of interest and income taxes paid:
   Total interest paid                                                       $25,381         $21,458          $18,637
   Total income taxes paid                                                     2,500           1,200            2,725

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

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

On January 1, 1997, PennRock adopted SFAS No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," as amended by Statement of Financial Accounting Standards No.127 ("SFAS 127"), "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125
- An Amendment of FASB Statement No. 125." SFAS 125, which supersedes SFAS 122, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control of the asset or liability. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and ceases recognition of financial assets it no longer controls and liabilities that have been extinguished. The financial-components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with a pledge of collateral.

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

DEPOSIT PREMIUM:
The deposit premium is the excess of the value of deposit liabilities over cash received for the assumption of those liabilities for branch offices acquired through business combinations that are recorded using the purchase method of accounting. Included in other assets are $608,000 and $708,000 of deposit premiums as of December 31, 1998 and 1997, respectively. This premium is being amortized using the straight-line method over 10 years.

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

PROFIT SHARING PLAN:
Profit sharing contributions are calculated by a formula approved by the Board of Directors and are based on the Bank's return on equity. Costs are funded as accrued. ?? SFAS 132 ??

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

NET INCOME PER SHARE:
Effective December 31, 1997, PennRock adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." This statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15 ("APB 15"), "Earnings Per Share," and makes them comparable to international EPS standards. Basic EPS (formerly primary EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB 15. There has been no impact on the presentation of per share earnings in the Consolidated Statements of Income because basic earnings per share and diluted earnings per share have been the same for all periods presented.

COMPREHENSIVE INCOME:
On January 1, 1998, PennRock adopted the provisions of Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which requires that an enterprise report, by major components and as a single total, the change in its net assets from transactions and economic events during the period other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. Currently, the Company's only source of comprehensive income other than net income is the net change in the unrealized gain or loss of securities available for sale.

SEGMENT DISCLOSURE:
On January 1, 1998, PennRock adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS 131 introduces a new model for segment reporting entitled the "management approach," which focuses on the manner in which the chief decision makers organize segments within a company for making operating decisions and assessing performance. Under the management approach, reportable segments can be based upon its products, services, geographic areas, major customers and legal or management structure. Currently, management measures the performance and allocates the resources of the Company as a single segment.

MORTGAGE BANKING ACTIVITIES:
Fees for servicing loans for investors are based on the outstanding principal balance on the loans serviced. Fees are recognized as earned and are included in the Consolidated Statements of Income under other income.


NOTE 2: RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average balances of reserves on deposit with the Federal Reserve Bank based on deposits outstanding. The amount of those required reserves as of December 31, 1998 was approximately $4,791,000. Balances maintained at the Federal Reserve Bank are included in cash and due from banks.

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 3: SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of securities available for sale are as follows:

In thousands                                                         DECEMBER 31, 1998
                                                -------------------------------------------------------------
                                                                  GROSS           GROSS         ESTIMATED
                                                AMORTIZED       UNREALIZED      UNREALIZED         FAIR
                                                   COST           GAINS           LOSSES          VALUE
                                               --------------  --------------  --------------  --------------
U. S. Treasury securities and other
   U. S. government agencies                       $  79,319         $   405         ($  245)     $  79,479
Obligations of states and political
   subdivisions                                      122,813           3,196            (102)       125,907
U. S. agency mortgage-backed securities               35,515             449             (25)        35,939
Collateralized mortgage obligations                    8,122                             (40)         8,082
Corporate notes                                        4,332              30                          4,362
                                               --------------  --------------  --------------  --------------

Total debt securities available for sale             250,101           4,080            (412)       253,769
Equity securities                                     19,679             416            (142)        19,953
                                               --------------  --------------  --------------  --------------

Total securities available for sale                 $269,780          $4,496           ($554)      $273,722
                                               ==============  ==============  ==============  ==============

                                                                    December 31, 1997
                                                ------------------------------------------------------------
                                                                  Gross           Gross         Estimated
                                                Amortized       Unrealized      Unrealized         Fair
                                                   Cost           Gains           Losses          Value
                                               --------------  --------------  --------------  --------------
U. S. Treasury securities and other
   U. S. government agencies                       $  54,959         $   256          ($  29)     $  55,186
Obligations of states and political
   subdivisions                                       63,736           1,569              (8)        65,297
U. S. agency mortgage-backed securities               27,902             171             (72)        28,001
Collateralized mortgage obligations                   39,005                            (262)        38,743
Other                                                 24,317             183                         24,500
                                               --------------  --------------  --------------  --------------

Total debt securities available for sale             209,919           2,179            (371)       211,727
Equity securities                                     12,282             465             (66)        12,681
                                               --------------  --------------  --------------  --------------

Total securities available for sale                 $222,201          $2,644           ($437)      $224,408
                                               ==============  ==============  ==============  ==============

The amortized cost and fair value of debt securities as of December 31, 1998, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call obligations and mortgages underlying the mortgage-backed securities and collateralized mortgage obligations may be prepaid without any penalties.

In thousands                                           DECEMBER 31, 1998
                                                  ------------------------------
                                                    AMORTIZED           FAIR
                                                      COST              VALUE
                                                  -------------     ------------
Due in one year or less                              $  13,916        $  13,893
Due after one year through five years                    7,272            7,353
Due after five years through ten years                  28,197           28,364
Due after ten years                                    157,079          160,138
                                                  -------------     ------------

                                                       206,464          209,748
Mortgage backed securities                              35,515           35,939
Collateralized mortgage obligations                      8,122            8,082
                                                  -------------     ------------

Total debt securities                                 $250,101         $253,769
                                                  =============     ============

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

Gains and losses from sales of securities available for sale are as follows:

In thousands
                                         1998            1997            1996
                                      -----------    ------------    ------------
Debt securities
   Gross gains                              $781         $1,420          $1,009
   Gross losses                             (149)          (345)           (114)
                                      -----------    ------------    ------------

   Total debt securities                     632          1,075             895
Equity securities, net                       598            418             277
                                      -----------    ------------    ------------

Total securities gains                    $1,230         $1,493          $1,172
                                      ===========    ============    ============


Proceeds from sales of securities available for sale are as follows:

In thousands
                                         1998             1997           1996
                                      -----------     ------------    -----------
Debt securities                          $78,574        $112,312         $75,869
Equity securities                          4,875           6,931           1,156
                                      -----------     ------------    -----------

Total proceeds                           $83,449        $119,243         $77,025
                                      ===========     ============    ===========

Securities with a carrying value of $27,300,000 and $20,438,000 as of December 31, 1998 and 1997 were pledged to secure public and trust deposits, repurchase agreements as well as other purposes.


NOTE 4: LOANS

The loan portfolio net of unearned income and deferred loan fees, as of December 31, 1998 and 1997 is as follows:

In thousands
                                                      1998             1997
                                                  ------------     ------------
Commercial, financial and agricultural:
   Commercial, secured by real estate                $167,931         $161,939
   Agricultural                                         8,999           10,087
   Other                                               58,553           58,405
Real estate - construction                             17,474           22,365
Real estate - mortgage                                136,969          111,689
Consumer                                               17,861           17,874
                                                  ------------     ------------

Total loans                                          $407,787         $382,359
                                                  ============     ============

In the ordinary course of business, the Bank has loan, deposit, and other transactions with its directors, their affiliated companies, executive management and their associates (as defined), collectively referred to as related parties. Such transactions are on substantially the same terms, including interest rates and collateral (with regard to loans), as those prevailing at the time for comparable transactions with others. Activity for the related party loans for the year ended December 31, 1998, was as follows:

In thousands

Balance, January 1, 1998                       $7,661
New loans                                       4,506
Repayments                                     (4,206)
                                             ---------

Balance, December 31, 1998                     $7,961
                                             =========

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

Included in the loan portfolio are loans on which the Bank has ceased the accrual of interest. Such loans amounted to $143,000 and $288,000 as of December 31, 1998 and 1997, respectively. If interest income had been recorded on all non-accrual loans outstanding during the years 1998, 1997 and 1996, interest income would have been increased as shown in the following table:

In thousands
                                                    1998        1997        1996
                                                  --------    --------    --------
Interest which would have been recorded
   under original terms                               $26         $27         $92
Interest income recorded during the year                0           0          11
                                                  --------    --------    --------

Net impact on interest income                         $26         $27         $81
                                                  ========    ========    ========

As of December 31, 1998, PennRock's recorded investment in loans considered to be impaired under SFAS 114 was $889,000 of which $143,000 were on non-accrual status. Included in this amount is $668,000 of impaired loans for which the related allowance is $182,000 and $220,000 for which there is no related allowance. The average recorded investment in impaired loans for 1998 was $757,000 and the interest recognized for the year was $100,000.

As of December 31, 1997, PennRock's recorded investment in loans considered to be impaired under SFAS 114 was $625,000 of which $288,000 were on non-accrual status. Included in this amount is $414,000 of impaired loans for which the related allowance is $201,000 and $213,000 for which there is no related allowance. The average recorded investment in impaired loans for 1997 was $692,000 and the interest recognized for the year was $14,000.


NOTE 5: LOAN SERVICING

Mortgage loans serviced for Fannie Mae and Federal Home Loan Mortgage Corporation are not included in the accompanying Consolidated Balance Sheets. The unpaid principal balances of those loans were $176.6 million as of December 31, 1998 and $182.9 million as of December 31, 1997.

During 1998, $338,000 of originated mortgage servicing rights was capitalized and $80,000 of amortization of mortgage servicing rights was recorded. In 1997, $176,000 of originated mortgage servicing rights was capitalized and $48,000 of amortization of mortgage servicing rights was recorded. The estimated fair value of mortgage servicing rights was $479,000 as of December 31, 1998 and $254,000 as of December 31, 1997.


NOTE 6: ALLOWANCE FOR LOAN LOSSES

During 1997, the Bank purchased $12.5 million residential mortgage loans from ARMCO on which a valuation reserve totaling $80,000 had been established. This reserve was added to the Bank's allowance for loan losses with the purchase of these loans. Changes in the allowance for loan losses were as follows:

In thousands
                                               1998          1997          1996
                                             ---------     ---------     ---------
Balance at beginning of year                   $4,247        $4,049        $3,661
Provision charged to expense                    1,225           258           600
Recoveries of loans charged-off                   104           165            79
                                             ---------     ---------     ---------

                                                5,576         4,472         4,340
Loans charged off                                (679)         (305)         (291)
Transfer of valuation reserve from
   discontinued subsidiary                                       80
                                             ---------     ---------     ---------

Balance at end of year                         $4,897        $4,247        $4,049
                                             =========     =========     =========

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 7: PREMISES AND EQUIPMENT

Details of premises and equipment as of December 31 are as follows:

In thousands
                                               1998             1997
                                           ------------     ------------
Land                                          $  2,097         $  2,097
Premises                                         9,394            9,191
Furniture and equipment                         10,617           10,153
Construction in progress                         1,331              115
                                           ------------     ------------

Total cost                                      23,439           21,556
Less accumulated depreciation                  (10,056)          (8,902)
                                           ------------     ------------

Net book value                                 $13,383          $12,654
                                           ============     ============

Depreciation and amortization expense was $1,162,000 in 1998, $1,065,000 in 1997 and $963,000 in 1996.

Future minimum rental payments that are related to non-cancelable operating leases having initial terms in excess of one year are:

     1999                           76,000
     2000                           76,000
     2001                           81,000
     2002                           70,000
     2003                           36,000
     Thereafter                     63,000

Total lease payments were $117,000, $145,000 and $160,000 in 1998, 1997 and
1996.


NOTE 8: SHORT-TERM BORROWINGS

Federal funds purchased, securities sold under agreements to repurchase and the treasury tax and loan note generally mature within one to thirty days from the transaction date.

A summary of short-term borrowings is as follows for the years ended December 31, 1998, 1997 and 1996.

In thousands
                                                               1998            1997             1996
                                                           ------------    -------------    ------------
Securities sold under agreements to repurchase                $  7,192          $9,332         $21,136
Overnight federal funds purchased                                6,550
Federal Home Loan Bank borrowings                                                2,000
U. S. Treasury tax and loan note                                    38           1,500             970
                                                           ------------    -------------    ------------

Total short-term borrowings outstanding at year-end            $13,780         $12,832         $22,106
                                                           ============    =============    ============

Average interest rate at year-end                                 4.37%           4.87%           5.50%
Maximum outstanding at any month-end                           $69,563         $70,225         $79,052
Average amount outstanding                                     $40,271         $26,601         $49,611
Weighted average interest rate                                    5.37%           5.23%           5.46%

PennRock controls all securities that serve as collateral for the securities sold under agreements to repurchase.

The Bank has approved federal funds lines totaling $12.0 million and a borrowing capacity of $176.0 million at the Federal Home Loan Bank of Pittsburgh (the "FHLB").

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 9: LONG-TERM DEBT

Long-term debt consists of fixed rate advances from the FHLB with maturity schedules as follows:

In thousands
                  DECEMBER 31, 1998                                        December 31, 1997
------------------------------------------------------    ----------------------------------------------------
                                           INTEREST                                                Interest
   AMOUNT           MATURITY DATE            RATE           Amount           Maturity Date           Rate
--------------  -----------------------   ------------    ------------   ----------------------   ------------
   $   700      JANUARY 13, 1999              5.37%         $  1,300     February 28, 1998            5.83%
    25,000      JUNE 5, 2000                  6.01               700     January 13, 1999             5.37
    35,000      MARCH 24, 2002                5.46            25,000     June 5, 2000                 6.01
    15,000      SEPTEMBER 17, 2002            5.74            35,000     March 24, 2002               5.46
    15,000      APRIL 25, 2005                5.55            15,000     September 17, 2002           5.74
--------------                                            ------------
   $90,700                                                   $77,000
==============                                            ============

Certain of the outstanding advances have options that allow the FHLB to convert the existing fixed-rate advance to a 3-month LIBOR variable-rate advance. If the FHLB exercises its option to convert the advance, the balance may be prepaid without penalty. During 1998, the FHLB did not exercise any of its conversion options and, consequently, none of the advances were prepaid.

NOTE 10: CAPITAL TRANSACTIONS

On June 24, 1997, PennRock announced that the Board of Directors authorized the purchase of up to 200,000 shares of the Company's outstanding common stock. The shares are to be used for general corporate purposes including stock dividends and stock splits, executive compensation plans or for issuance under the dividend reinvestment plan. The Company began open market repurchases of its outstanding common stock in 1995. In 1998, PennRock purchased 112,665 shares for $2.7 million and reissued 50,475 shares for PennRock's dividend reinvestment plan and 2,375 for stock options exercised. In 1997, PennRock purchased 42,882 shares for $784,000 and reissued 72,123 shares. PennRock purchased 100,083 shares for $1.9 million and reissued 60,782 shares in 1996. There were 70,454 shares with a cost of $1.7 million held as treasury stock on December 31, 1998 and 10,639 shares with a cost of $205,000 held as treasury stock on December 31, 1997.

NOTE 11: INCOME TAXES

An analysis of the provision for income taxes included in the Consolidated Statements of Income is as follows:

In thousands
                                                    1998          1997           1996
                                                  ---------     ---------     ----------
Current expense                                     $2,245        $2,503         $2,537
Deferred taxes                                        (264)          104             76
                                                  ---------     ---------     ----------

Provision for income taxes applicable to
   continuing operations                             1,981         2,607          2,613
Income tax benefit applicable to
   discontinued operations                                          (777)          (413)
                                                  ---------     ---------     ----------

Total income tax expense                            $1,981        $1,830         $2,200
                                                  =========     =========     ==========

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

A reconciliation between the provision for income taxes from continuing operations and the amount computed by applying the statutory federal income tax rate to income from continuing operations before provision for income taxes is as follows:

                                                 1998          1997          1996
                                              ----------    ----------    ----------
Statutory federal income tax rate                34.0%         34.0%         34.0%
Tax exempt income                               (17.0)        (11.7)         (8.8)
Other, net                                         .1           (.4)           .4
                                              ----------    ----------    ----------

Effective income tax rate                        17.1%         21.9%         25.6%
                                              ==========    ==========    ==========


Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of PennRock's deferred tax liabilities and assets as of December 31, 1998 and 1997 are as follows:

In thousands
                                                              1998          1997
                                                           -----------    ---------
Deferred tax assets:
   Allowance for loan losses                                 $1,563         $1,393
   Alternative minimum tax credit carryforward                  112
   Other                                                         91             63
                                                           -----------    ---------

   Total deferred tax assets                                  1,766          1,456
                                                           -----------    ---------

Deferred tax liabilities:
   Depreciation                                                 295            270
   Investment security discount                                 106            103
   Net expense from limited partnership                          58
   Net unrealized gain on securities available for sale       1,340            751
                                                           -----------    ---------

   Total deferred tax liabilities                             1,799          1,124
                                                           -----------    ---------

Net deferred tax asset (liability)                          ($   33)        $  332
                                                           ===========    =========

Included in the table above is the recognition of unrealized gains and losses on certain investments in debt and equity securities accounted for under SFAS 115 for which no deferred tax expense or benefit was recognized in the Consolidated Statements of Income.


NOTE 12: EMPLOYEE BENEFIT PLAN

The Bank has a non-contributory profit sharing plan covering substantially all full time employees of the Bank. Contributions made to the plan by PennRock were $802,000 in 1998, $749,000 in 1997 and $607,000 in 1996.


NOTE 13: STOCK OPTION PLAN

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

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

There were no options exercisable as of December 31, 1998. All options have been adjusted to reflect stock splits since the date of grant.

                                                               Price per
                                               Shares            Share
                                             ------------    ------------
Balance, December 31, 1992
   Incentive option granted                        2,250           $11.67
   Exercised in 1996                              (1,125)
   Exercised in 1998                              (1,125)
                                             ------------

Balance, December 31, 1993                             0
   Incentive option granted                        1,500           $16.92
   Exercised in 1998                                (750)
                                             ------------

Balance, December 31, 1994                           750
   Incentive option granted                        1,000           $23.25
   Exercised in 1998                                (500)
                                             ------------

Balance, December 31, 1995                         1,250
   Incentive option granted                        1,000           $19.00
                                             ------------

Balance, December 31, 1996                         2,250
   Incentive options granted                       2,000           $16.69
   Incentive options granted                       3,500           $16.63
                                             ------------

Balance, December 31, 1997                         7,750
   INCENTIVE OPTIONS GRANTED                       5,750           $26.00
                                             ------------

BALANCE, DECEMBER 31, 1998                        13,500
                                             ============

The pro forma disclosures that are required by SFAS 123 are not applicable due to immateriality.


NOTE 14:   COMMITMENTS AND CONTINGENT LIABILITIES AND CONCENTRATIONS OF CREDIT
           RISK

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

A summary of PennRock's commitments and contingent liabilities as of December 31, 1998 and 1997 are as follows:

In thousands
                                                             1998             1997
                                                         ------------     ------------
Commitments to extend credit                                 $99,127          $77,937
Financial and performance standby letters of credit           11,829            8,463
Commitments to purchase securities                               485            2,995

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

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

Most of PennRock's business activity is with customers located within PennRock's defined market area. Investments in state and municipal securities may also involve government entities within PennRock's market area. The concentrations by loan type are set forth in Note 4. The distribution of commitments to extend credit approximates the distribution of loans outstanding. The Bank, as a matter of policy, does not extend credit to any single borrower or group of related borrowers in excess of 65% of its legal lending limit. As of December 31, 1998, this limit was $6,267,000.


NOTE 15: RESTRICTIONS ON RETAINED EARNINGS

Certain restrictions exist regarding the ability of the bank subsidiary to transfer funds to PennRock in the form of cash dividends. The approval of the Comptroller of the Currency is required if the total dividends declared by a national bank in any calendar year exceeds the bank's net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank can declare dividends in 1999 without approval of the Comptroller of the Currency of approximately $7.2 million plus an additional amount equal to the Bank's net profit (as defined) for 1999 up to the date of any such dividend declaration.


NOTE 16: COMPREHENSIVE INCOME

PennRock has elected to report its comprehensive income in the Consolidated Statements of Stockholders' Equity. The only element of "other comprehensive income" applicable to PennRock is the net unrealized gain or loss on available for sale securities. The 1997 and 1996 financial statements have been reclassified to reflect these changes in reporting format.

The components of the change in unrealized gains (losses) on securities available for sale are as follows:

In thousands
                                                                               1998            1997             1996
                                                                           ------------    -------------    ------------
Net unrealized holding gains (losses) arising during the year                   $2,965          $4,937         ($1,230)
Reclassification adjustment for gains realized in net income                    (1,230)         (1,493)         (1,172)
                                                                           ------------    -------------    ------------

Net unrealized holding gains (losses) before taxes                               1,735           3,444          (2,402)
Tax effect                                                                        (590)         (1,171)            817
                                                                           ------------    -------------    ------------

Net change                                                                      $1,145          $2,273         ($1,585)
                                                                           ============    =============    ============


NOTE 17: REGULATORY MATTERS


PennRock is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on PennRock's financial statements.

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

Quantitative measures established by regulation to ensure capital adequacy require PennRock to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that PennRock meets all capital adequacy requirements to which it is subject.

As of December 31, 1998, the most recent notification from the Federal Reserve Bank categorized PennRock as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, PennRock must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth below. There are no conditions or events since that notification that management believes have changed this category. PennRock's actual capital amounts and ratios are also presented in the table.

In thousands                                                                 To Be Well
                                                                         Capitalized Under
                                                                         Prompt Corrective
                                                 Actual                  Action Provisions
                                        -------------------------- --------------------------------
                                           Amount         Ratio         Amount           Ratio
                                        -------------  ----------- ----------------  --------------
As of December 31, 1998:
   Total capital
     (to risk weighted assets)               $68,504     14.77%     >     $45,739    >      10.0%
                                                                    -                -

   Tier 1 capital
     (to risk weighted assets)               $63,607     13.71%     >     $27,443    >       6.0%
                                                                    -                -

   Tier 1 capital
     (to average assets)                     $63,607      9.22%     >     $34,501    >       5.0%
                                                                    -                -
As of December 31, 1997:
   Total capital
     (to risk weighted assets)               $63,324     14.22%     >     $44,538    >      10.0%
                                                                    -                -
   Tier 1 capital
     (to risk weighted assets)               $59,077     13.26%     >     $26,723    >       6.0%
                                                                    -                -

   Tier 1 capital
     (to average assets)                     $59,077      9.75%     >     $30,280    >       5.0%
                                                                    -                -

NOTE 18: FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions would significantly affect the estimates. SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements.

Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of future business. The value of significant sources of income such as trust or mortgage banking operations has not been estimated. In addition, the tax effect relative to the recognition of unrealized gains and

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

As of December 31, 1998 and 1997, the estimated fair values of financial instruments based on disclosed assumptions are as follows:

In thousands

                                                             1998                             1997
                                                  -----------------------------    -----------------------------
                                                    CARRYING           FAIR          Carrying           Fair
                                                     AMOUNT           VALUE           Amount            Value
                                                  ------------     ------------    ------------     ------------
Financial assets:
   Cash and due from banks                          $  19,747        $  19,747        $ 21,075         $ 21,075
   Short-term investments                               1,166            1,166           1,054            1,054
   Mortgages held for sale                              5,892            5,892           1,036            1,034
   Securities available for sale                      273,722          273,722         224,408          224,408
   Loans:
     Commercial, financial and agricultural           235,483          239,256         230,431          230,466
     Real estate - construction                        17,474           17,750          22,365           22,368
     Real estate - mortgage                           136,969          139,331         111,689          111,706
     Consumer                                          17,861           18,173          17,874           17,876
     Allowance for loan losses                         (4,897)                          (4,247)
                                                  ------------     ------------    ------------     ------------

     Net loans                                        402,890          414,510         378,112          382,416
   Accrued interest receivable                          6,142            6,142           3,794            3,794

Financial liabilities:
   Deposits:
     Non-interest bearing demand                       88,061           88,061          77,106           77,106
     Interest bearing demand                          119,979          119,057          74,141           74,141
     Savings                                           56,534           56,519          57,557           57,557
     Time deposits under $100,000                     248,252          249,232         250,364          249,720
     Time deposits over $100,000                       37,220           37,280          33,627           33,586
                                                  ------------     ------------    ------------     ------------

     Total deposits                                   550,046          550,149         492,795          492,110
   Short-term borrowings                               13,780           13,780          12,832           12,832
   Long-term debt                                      90,700           91,643          77,000           77,193
   Accrued interest payable                             3,235            3,235           3,158            3,158

Off-balance sheet financial instruments:
   Commitments to extend credit                        99,127           99,127          77,937           77,937
   Financial and performance standby letters
     of credit                                         11,829           11,829           8,463            8,463
   Commitments to purchase securities                     485              485           2,995            2,995

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 19: PARENT COMPANY ONLY FINANCIAL INFORMATION

The following represents parent only financial information:

PENNROCK FINANCIAL SERVICES CORP. (PARENT COMPANY ONLY) BALANCE SHEETS

In thousands
                                                                      December 31,
                                                              -----------------------------
                                                                 1998             1997
                                                              ------------     ------------
ASSETS:
Short-term investments                                           $    304       $       70
Securities available for sale                                       5,353            4,754
Due from subsidiary                                                   765              381
Investment in subsidiary                                           61,825           57,048
Other assets                                                           22               10
                                                              ------------     ------------

Total assets                                                      $68,269          $62,263
                                                              ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
   Dividends payable                                              $ 1,262        $     789
   Accrued expenses and taxes                                          96              207
                                                              ------------     ------------

   Total liabilities                                                1,358              996
                                                              ------------     ------------
Stockholders' equity:
   Common stock                                                    15,193           15,193
   Surplus                                                         11,106           11,118
   Accumulated other comprehensive income, net of tax               2,602            1,457
   Retained earnings                                               39,694           33,704
   Treasury stock at cost (70,454 and 10,639 shares)               (1,684)            (205)
                                                              ------------     ------------

   Total stockholders' equity                                      66,911           61,267
                                                              ------------     ------------

 Total liabilities and stockholders' equity                       $68,269          $62,263
                                                              ============     ============

PENNROCK FINANCIAL SERVICES CORP. (PARENT COMPANY ONLY) STATEMENTS OF INCOME

In thousands
                                                                            December 31,
                                                                --------------------------------------
                                                                  1998           1997          1996
                                                                ---------     ----------    ----------
Income:
   Dividends from bank subsidiary                                 $6,000        $4,200        $3,225
   Securities available for sale                                     153           106            86
   Net realized gains on sales of available for sale                 598           363           278
     securities
                                                                ---------     ----------    ----------

   Total income                                                    6,751         4,669         3,589
                                                                ---------     ----------    ----------

General and administrative expenses                                  670           243           257
                                                                ---------     ----------    ----------

Income before income taxes and undistributed net income
   of subsidiaries                                                 6,081         4,426         3,332
Income tax expense                                                    12            68            29
                                                                ---------     ----------    ----------

Income before equity in undistributed net income
   of subsidiaries                                                 6,069         4,358         3,303
Equity in undistributed net income of subsidiaries                 3,546         3,402         3,504
                                                                ---------     ----------    ----------

Net income                                                        $9,615        $7,760        $6,807
                                                                =========     ==========    ==========

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

PENNROCK FINANCIAL SERVICES CORP. (PARENT COMPANY ONLY) STATEMENTS OF CASH FLOWS

In thousands
                                                                          Year Ended December 31,
                                                                ---------------------------------------------
                                                                   1998             1997            1996
                                                                ------------     ------------    ------------
OPERATING ACTIVITIES
   Net income                                                        $9,615           $7,760          $6,807
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Equity in undistributed net income from subsidiaries            (3,546)          (3,402)         (3,504)
     Net realized gain on sale of available for sale                   (598)            (363)           (278)
       securities
     (Increase) decrease in due from bank subsidiary                   (384)             268              63
     Other, net                                                         397              107             144
                                                                ------------     ------------    ------------

   Net cash provided by operating activities                          5,484            4,370           3,232

INVESTING ACTIVITIES
   Proceeds from sale of securities available for sale                4,875            1,156           1,156
   Purchases of securities available for sale                        (5,007)          (3,561)           (760)
                                                                ------------     ------------    ------------

   Net cash provided by (used in) investing activities                 (132)          (2,405)            396

FINANCING ACTIVITIES
   Issuance of common and treasury stock                              1,207            1,257           1,406
   Acquisition of treasury stock                                     (2,700)            (784)         (1,852)
   Cash dividends paid                                               (3,625)          (2,968)         (2,722)
                                                                ------------     ------------    ------------

   Net cash used in financing activities                             (5,118)          (2,495)         (3,168)
                                                                ------------     ------------    ------------

   Increase (decrease) in cash and cash equivalents                     234             (530)            460
   Cash and cash equivalents at beginning of year                        70              600             140
                                                                ------------     ------------    ------------

   Cash and cash equivalents at end of year                         $   304         $     70         $   600
                                                                ============     ============    ============

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 20: CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

In thousands except per share data
                                                                              1998
                                                  --------------------------------------------------------------
                                                     FIRST            SECOND          THIRD            FOURTH
                                                    QUARTER          QUARTER         QUARTER          QUARTER
                                                  ------------     ------------    ------------     ------------
Interest income                                       $12,347          $12,552         $12,674          $13,070
Interest expense                                        6,105            6,439           6,414            6,500
                                                  ------------     ------------    ------------     ------------

Net interest income                                     6,242            6,113           6,260            6,570
Provision for loan losses                                 148              214             311              552
Non-interest income                                     1,015            1,546           1,271            1,255
Non-interest expense                                    4,125            4,207           4,246            4,873
                                                  ------------     ------------    ------------     ------------

Income before income taxes                              2,984            3,238           2,974            2,400
Income taxes                                              622              613             661               85
                                                  ------------     ------------    ------------     ------------

Net income                                             $2,362           $2,625          $2,313           $2,315
                                                  ============     ============    ============     ============

Net income per share                                  $  0.39          $  0.43         $  0.38          $  0.38
                                                  ============     ============    ============     ============

Dividends declared per share                          $  0.13          $  0.13         $  0.13          $  0.21
                                                  ============     ============    ============     ============

                                                  --------------------------------------------------------------
                                                                              1997
                                                  --------------------------------------------------------------
                                                     First            Second          Third            Fourth
                                                    Quarter          Quarter         Quarter          Quarter
                                                  ------------     ------------    ------------     ------------
Interest income                                       $10,558          $11,312         $11,687          $12,061
Interest expense                                        4,724            5,580           5,626            5,948
                                                  ------------     ------------    ------------     ------------

Net interest income                                     5,834            5,732           6,061            6,113
Provision for loan losses                                  30               44              92               92
Non-interest income                                       846            1,342           1,739            1,178
Non-interest expense                                    3,900            4,175           4,345            4,245
                                                  ------------     ------------    ------------     ------------

Income from continuing operations before
   income taxes                                         2,750            2,855           3,363            2,954
Income taxes                                              669              712             354              872
                                                  ------------     ------------    ------------     ------------

Income from continuing operations                       2,081            2,143           3,009            2,082
Loss from discontinued operations, net of tax            (177)            (214)         (1,164)
                                                  ------------     ------------    ------------     ------------

Net income                                             $1,904           $1,929          $1,845           $2,082
                                                  ============     ============    ============     ============

Earnings per share:
   Income from continuing operations,
     net of tax                                       $  0.34          $  0.36         $  0.50          $  0.34
   Loss from discontinued operations,
     net of tax                                         (0.03)           (0.04)          (0.19)
                                                  ------------     ------------    ------------     ------------

   Net income                                         $  0.31          $  0.32         $  0.31          $  0.34
                                                  ============     ============    ============     ============

Dividends declared per share                          $  0.12          $  0.12         $  0.12          $  0.13
                                                  ============     ============    ============     ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.





                        PENNROCK FINANCIAL SERVICES CORP.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors and nominees for election to the Board of Directors is incorporated herein by reference to the Registrant's Proxy Statement for its annual meeting to be held on April 27, 1999 under the caption "Information about Nominees and Continuing Directors", and information concerning executive officers is included under Part I, Item 4A, "Executive Officers of the Registrant" of this report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

Information concerning director compensation is incorporated herein by reference to the Registrant's Proxy Statement for its annual meeting to be held on April 27, 1999 under the caption "Compensation of Directors" and concerning executive compensation under the caption "Executive Compensation and Related Matters," except that information appearing under the caption "Board Report on Executive Compensation" and information appearing under the caption "Stock Performance Graph" is not incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners is incorporated herein by reference to the Registrant's Proxy Statement for its annual meeting to be held on April 27, 1999, under the caption "Voting of Shares and Principal Holders Thereof" and concerning security ownership of management under the caption "Information about Nominees and Continuing Directors."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information under the caption "Transactions with Directors and Executive Officers" is incorporated herein by reference to the Registrant's Proxy Statement for its annual meeting to be held on April 27, 1999.

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

                (3)(a) Articles of Incorporation of the Corporation are incorporated by reference to Exhibit 3(b) to Form 10-Q for the quarter ended June 30, 1996.

                (3)(b) Bylaws of the Corporation are incorporated by reference to Exhibit 3(b) to Form 10-K for the year ended December 31, 1997.

                (10)(a) Omnibus Stock Plan is incorporated by reference to Exhibit 4.1 to Registration Statement Number 33-53022 of Form S-8 dated October 8, 1992.

                (10)(b) Executive Incentive Compensation Plan is incorporated by reference to Exhibit 10(b) to Form 10-K for the year ended December 31, 1997.

                (10)(c) Melvin Pankuch Deferred Compensation Agreement Plan is incorporated by reference to Exhibit 10(d) to Form 10-K for the year ended December 31, 1997.

                (21)           Subsidiaries of the Registrant

                (23)           Consent of Simon Lever & Company, Independent
                               Auditors

                (27)           Financial Data Schedule

(b)             Reports on Form 8-K

                There were no reports on Form 8-K filed in the fourth quarter of 1998.

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

                                               PENNROCK FINANCIAL SERVICES CORP.
                                               ---------------------------------
                                                         (Registrant)

Dated:  March 23, 1999                         By /s/    Glenn H. Weaver
                                               --------------------------------
                                               Glenn H. Weaver, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 23th of March 1999.

              Signatures                                                       Title
----------------------------------------                 ----------------------------------------------

/s/    Norman Hahn                                       Chairman and Director
----------------------------------------
              NORMAN HAHN

/s/    Glenn H. Weaver                                   President and Director
----------------------------------------
            GLENN H. WEAVER

/s/    Robert K. Weaver                                  Secretary and Director
----------------------------------------
           ROBERT K. WEAVER

/s/    Melvin Pankuch                                    Executive Vice President, Chief
----------------------------------------                   Executive Officer and Director
            MELVIN PANKUCH

/s/    George B. Crisp                                   Vice President and Treasurer
----------------------------------------                   (Principal Financial and Accounting Officer)
           GEORGE B. CRISP

/s/    Dale M. Weaver                                    Director
----------------------------------------
            DALE M. WEAVER

/s/    Aaron S. Kurtz                                    Director
----------------------------------------
            AARON S. KURTZ

/s/    Robert L. Spotts                                  Director
----------------------------------------
           ROBERT L. SPOTTS

/s/    Elton Horning                                     Director
----------------------------------------
             ELTON HORNING

/s/    Lewis M. Good                                     Director
----------------------------------------
             LEWIS M. GOOD

/s/    Irving E. Bressler                                Director
----------------------------------------
          IRVING E. BRESSLER