Form 10-Q
period 1999-03-31
PENNROCK FINANCIAL SERVICES CORP
filed 1999-05-14
CIK 790988

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
              -------------------------------------------------------
                                     FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For Quarter Ended March 31, 1999   Commission File Number 0-15040
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

   Yes [X] No [ ]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
                       Class                   Outstanding at May 10, 1999
          ------------------------------    --------------------------------
          Common Stock ($2.50 par value)            5,997,975 Shares

                        PENNROCK FINANCIAL SERVICES CORP.
                        ---------------------------------

                                    FORM 10-Q
                                    ---------
                      For the Quarter Ended March 31, 1999

                                    Contents
                                    --------
PART I. FINANCIAL INFORMATION
-----------------------------
Item 1. Financial Statements

        Consolidated balance sheets - March 31, 1999,
        December 31, 1998 and March 31, 1998.
        Consolidated statements of income - Three months ended
        March 31, 1999 and 1998.

        Consolidated statements of cash flows - Three months ended March 31, 1999 and 1998.

        Notes to condensed consolidated financial statements - March 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION
--------------------------
Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K


SIGNATURES
----------

                                     Part I

                      For the Quarter Ended March 31, 1999

Item 1.  Financial Statements

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                    March 31,   December 31,   March 31,
(Amounts in thousands)                1999          1998          1998
                                  ------------  -----------  -------------
ASSETS
Cash and due from banks              $ 18,908      $ 19,747      $ 18,991
Short-term investments                  7,263         1,166         3,388
Mortgages held for sale                 4,422         5,892         2,338
Securities available for sale         271,080       273,722       255,127
Loans:
  Loans, net of unearned income       412,750       407,787       393,821
  Allowance for loan losses            (5,045)       (4,897)       (4,309)
                                    ---------     ---------     ---------
  Net loans                           407,705       402,890       389,512
Bank premises and equipment            13,605        13,383        12,680
Accrued interest receivable             4,589         6,142         4,554
Other assets                            8,852         7,589         7,165
                                    ---------     ---------     ---------
Total assets                         $736,424      $730,531      $693,755
                                    =========     =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Non-interest bearing             $ 82,315      $ 88,061      $ 75,865
    Interest bearing                  478,379       461,985       401,236
                                    ---------     ---------     ---------
    Total deposits                    560,694       550,046       477,101
  Short-term borrowings                 9,299        13,780        69,563
  Long-term debt                       90,000        90,700        75,000
  Accrued interest payable              3,047         3,235         3,326
  Other liabilities                     6,203         5,859         5,576
                                    ---------     ---------     ---------
  Total liabilities                   669,243       663,620       631,266
Stockholders' Equity:
  Common stock, par value $2.50 per
    share; authorized - 20,000,000
    shares; issued - 6,077,614,
    6,077,299 and 6,077,299 shares     15,194        15,193        15,193
  Surplus                              11,114        11,106        11,121
  Accumulated other comprehensive
    income, net of tax                  1,263         2,602         1,197
  Retained earnings                    41,438        39,694        35,277
  Treasury stock at cost (79,639,
    70,454, and 12,286 shares)         (1,828)       (1,684)         (299)
                                    ---------     ---------     ---------
  Total stockholders' equity           67,181        66,911        62,489
                                    ---------     ---------     ---------
  Total liabilities and
    stockholders' equity             $736,424      $730,531      $693,755
                                    =========     =========     =========

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                       Three Months Ended
(Amounts in thousands)                      March 31,
                                       ------------------
                                         1999       1998
                                       ------      ------
Interest income:
  Interest and fees on loans            $8,530     $8,729
  Securities:
    Taxable                              2,459      2,380
    Tax-exempt                           1,593      1,170
  Mortgages held for sale                   68         16
  Other                                     80         52
                                       -------    -------
  Total interest income                 12,730     12,347
Interest expense:
  Deposits                               4,979      4,526
  Short-term borrowings                    171        503
  Long-term debt                         1,263      1,076
                                       -------    -------
  Total interest expense                 6,413      6,105
                                       -------    -------
  Net interest income                    6,317      6,242
Provision for loan losses                  222        148
                                       -------    -------
                                         6,095      6,094
Other income:
  Service charges on deposit
    accounts                               377        350
  Other service charges and fees            59         61
  Fiduciary activities                     315        228
  Security gains (losses), net             493        142
  Mortgage banking                         193         87
  Other                                    187        147
                                       -------    -------
  Total other income                     1,624      1,015
                                       -------    -------
  Net interest and other income          7,719      7,109
                                       -------    -------
Other expenses:
  Salaries and benefits                  2,646      2,464
  Occupancy, net                           295        268
  Equipment depreciation and service       318        306
  Other                                    976      1,087
                                       -------    -------
  Total other expense                    4,235      4,125
                                       -------    -------
  Income before income taxes             3,484      2,984
Income taxes                               778        622
                                       -------    -------
Net Income                              $2,706     $2,362
                                       =======    =======
Earnings per common share               $  .45     $  .39
                                       =======    =======
Weighted average shares outstanding  6,008,404  6,071,582
                                     =========  =========

Basic earnings per share and diluted earnings per share are the same for 1999 and 1998.

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                       Three Months Ended
(Amounts in thousands)                      March 31,
                                       ------------------
                                         1999       1998
                                       ------      ------
Net income                              $2,706     $2,362
Other comprehensive income, net of tax:
  Unrealized gains (losses) on
    securities available for sale:
    Losses arising during the
      year, net of tax benefit
      of $522,000 and $88,000           (1,014)      (171)
      Reclassification adjustment for
      gains included in net income,
      net of tax of $168,000 and
      $48,000                             (325)       (94)
                                       -------    -------
Other comprehensive income (loss)       (1,339)      (265)
                                       -------    -------
Comprehensive income                    $1,367     $2,097
                                       =======    =======

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                 Three Months Ended
                                                      March 31,
(Amounts in thousands)                         -----------------------
                                                 1999           1998
                                               ---------      ---------
Net cash provided by operations                 $  5,107        $ 3,984
Investing activities:
   Proceeds from sales of securities available
     for sale                                     29,614         17,653
   Purchases of securities available for sale    (52,033)       (77,935)
   Maturities of securities available for sale    23,760         29,521
   Net increase in loans                          (5,036)       (17,549)
   Purchases of premises and equipment              (525)          (281)
                                                --------       --------
     Net cash used in investing activities        (4,220)       (42,591)
Financing activities:
   Net decrease in non-interest bearing deposits  (5,746)        (1,241)
   Net increase (decrease) in interest
     bearing deposits                             16,394        (14,452)
   Increase (decrease) in short-term borrowings   (4,481)        56,731
   Decrease in long-term debt                       (700)        (1,300)
   Issuance of common and treasury stock             451            321
   Acquisition of treasury stock                    (647)          (413)
   Cash dividends                                   (900)          (789)
                                                --------       --------
     Net cash provided by financing activities     4,371         38,857
                                                --------       --------
     Increase in cash and cash equivalents         5,258            250
     Cash and cash equivalents,
       beginning of year                          20,913         22,129
                                                --------       --------
     Cash and cash equivalents, end of period    $26,171        $22,379
                                                ========       ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 1999

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

   The information contained in the financial statements is unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of interim periods have been made. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

   The accounting policies of PennRock Financial Services Corp. and Subsidiaries, as applied in the consolidated interim financial statements presented, are substantially the same as those followed on an annual basis as presented in the 1998 Annual Report to shareholders.

NOTE 2. COMMITMENTS AND CONTINGENT LIABILITIES

   The financial statements do not reflect various commitments and contingent liabilities, such as commitments to extend credit, letters of credit, guarantees, and liability for assets held in Trust, which arise in the normal course of business. Commitments under outstanding letters of credit amounted to $14.2 million and commitments to extend credit totaled $117.6 million at March 31, 1999. Management does not anticipate any significant loss as a result of these transactions.

NOTE 3. NEW ACCOUNTING STANDARD

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." The provisions of this statement require that derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings. The provisions of this statement become effective for quarterly and annual reporting beginning January 1, 2000. PennRock has no plans to adopt the provisions of SFAS 133 prior to the effective date. The impact of adopting the provisions of this statement on PennRock's financial position, results of operations and cash flow subsequent to the effective date is not currently estimable and will depend on the financial position of the Company and the nature and purpose of the derivative instruments in use by management at that time.

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

   Total assets of PennRock increased $5.9 million or .8% since the end of 1998 and by $42.7 million or 6.2% over March 31, 1998. The increases in assets were reflected in increases in short term investments and loans outstanding. Most of the growth has been funded by interest bearing deposits which increased $16.4 million from year end 1998 and $77.1 from the first quarter of last year.

   Net income for the quarter was $2.7 million or $.45 per share compared with $2.4 million or $.39 per share for the first quarter of 1998, an increase of $343,000 or 14.6%. Net interest income increased $75,000 from the first quarter of 1998 due to primarily to volume increases, while other income excluding security gains increased $258,000 and other expenses increased $110,000.

   Dividends declared for the quarter totaled $900,000 or $.15 per share. This represented 33.3 of net income. Dividends declared during the first quarter of last year were $789,000 or $.13 per share.

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

   Table 1 presents net interest income on a fully taxable equivalent basis for the first quarter 1998 and 1998. For the first quarter of 1999, net interest income on a fully taxable equivalent basis totaled $7.1 million, an increase of $275,000 or 4.0% from $6.8 million earned for the same period of 1998.

TABLE 1 - NET INTEREST INCOME

                                 Three Months Ended
(Amounts in thousands)               March 31,
                                -------------------
                                   1999        1998
                                -------     -------
Total interest income           $12,730     $12,346
Total interest expense            6,413       6,105
                                -------     -------
Net interest income               6,317       6,241
Tax equivalent adjustment           792         593
                                -------     -------
Net interest income
  (fully taxable equivalent)    $ 7,109     $ 6,834
                                =======     =======

   Table 2 presents the average balances, taxable equivalent interest income and expense and rates for PennRock's assets and liabilities for the three months ended March 31, 1999 and 1998. For the first quarter of 1999 compared with the first quarter of 1998, interest income increased due to increases in volumes while the yield on earning assets declined 45 basis points. Interest expense increased due to volume increases while the cost of funds decreased 23 basis points. Both the net interest margin and spread declined during the first quarter of 1999 compared with last year primarily due to decreases in loan yields.

TABLE 2 - AVERAGE BALANCES, RATES, AND INTEREST INCOME AND EXPENSE

                                               Three Months Ended March 31,
(Amounts in thousands)              -------------------------------------------------
                                              1999                      1998
                                    -----------------------    ---------------------
                                    Average             Yield/ Average           Yield/
                                    Balance   Interest   Rate  Balance  Interest  Rate
                                   --------  -------- ------- -------- -------- ------
ASSETS
Interest earning assets
  Short-term investments           $  6,365   $    80   5.10% $  3,673 $    52    5.74%
  Mortgages held for sale             3,748        68   7.36%      928      16    6.99%
  Securities available for sale     271,120     4,785   7.16%  233,951   4,087    7.08%
  Loans:
    Mortgage                        234,703     4,806   8.30%  220,806   5,000    9.18%
    Commercial                      102,573     2,161   8.54%  103,483   2,345    9.19%
    Consumer                         73,165     1,622   8.99%   63,486   1,439    9.19%
                                   --------   -------         -------- -------
    Total loans                     410,441     8,589   8.49%  387,775   8,784    9.19%
                                   --------   -------         -------- -------
  Total earning assets             6691,674    13,522   7.93%  628,327  12,939    8.38%
Other assets                         42,554   -------           36,974 -------
                                   --------                   --------
                                   $734,228                   $663,301
                                   ========                   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
  Demand                           $127,299     1,045   3.33% $ 71,056     450    2.57%
  Savings                            57,753       316   2.22%   57,682     316    2.22%
  Time                              287,054     3,618   5.11%  280,444   3,760    5.44%
                                   --------   -------         -------- -------
  Total interest bearing deposits   472,106     4,979   4.28%  409,182   4,526    4.49%
Short-term borrowings                15,330       171   4.52%   37,940     503    5.38%
Long-term debt                       90,148     1,263   5.68%   76,567   1,076    5.70%
                                   --------   -------         -------- -------
Total interest bearing liabilities  577,584     6,413   4.50%  523,689   6,105    4.73%
Non-interest bearing deposits        79,561   -------           69,864 -------
Other liabilities                     9,209                      7,573
Stockholders' equity                 67,874                     62,175
                                   --------                    -------
Total liabilities and stockholders'
  equity                           $734,228                   $663,301
                                   ========                   ========
Net interest income                           $ 7,109                  $ 6,834
                                              =======                  =======
Interest rate spread                                    3.43%                     3.65%
                                                       ======                    ======
Net interest margin                                     4.17%                     4.43%
                                                       ======                    ======

PROVISION AND ALLOWANCE FOR LOAN LOSSES

   The provision for loan losses charged to earnings was $222,000 for the first quarter of 1999 compared with $148,000 for the first quarter of last year. The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. The adequacy of the allowance will continue to be examined in light of past loan loss experience, current economic conditions, volume of non-performing and delinquent loans and other relevant factors. The allowance is established at a level considered by management to be adequate to absorb potential future losses contained in the portfolio and is monitored on a continuous basis with independent formal reviews conducted semiannually. The allowance is increased by provisions charged to expense and decreased by net charge-offs. Table 3 reflects an analysis of the allowance for loan losses for the first quarter of 1999 and 1998.

TABLE 3 - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                            Three Months Ended
(Amounts in thousands)                          March 31,
                                           -------------------
                                             1999        1998
                                          --------    --------
Balance, beginning of period               $4,897      $4,247
Provision charged to operating expense        222         148
Total loans charged off                      (104)       (147)
Total recoveries                               30          61
                                          -------     -------
Net (charge-offs) recoveries                  (74)        (86)
                                          -------     -------
Balance, end of period                     $5,045      $4,309
                                          =======     =======
Total loans:
   Average                               $410,577    $387,972
   Period-end                             413,698     397,055

Ratios:
   Net charge-offs to
     average loans (annualized)               .07%        .09%
   Allowance for loan losses to
     period-end loans                        1.22%       1.11%


NON-PERFORMING ASSETS

   Table 4 reflects PennRock's non-performing assets at March 31, 1999, December 31, 1998 and March 31, 1998. PennRock's policy is to discontinue the accrual of interest on loans for which the principal or interest is past due 90 days or more unless the loan is well secured and corrective action has begun or the loan is in the process of collection. When a loan is placed on non-accrual status, any unpaid interest is charged against income. Other real estate owned represents property acquired through foreclosure.

TABLE 4 - NON-PERFORMING ASSETS

                                       March 31,    December 31,   March 31,
(Amounts in thousands)                    1999          1998         1998
                                       ----------    ---------    -----------
S>                                                               <C

Non-accrual loans                          $  948        $  143       $   61
Loans accruing but 90 days past due
  as to principal or interest                 512         1,196        1,266
                                       ----------     ---------   ----------
Total non-performing loans                  1,460         1,339        1,327
Other real estate owned                                                  225
                                        ---------     ---------    ---------
Total non-performing assets                $1,460        $1,339       $1,552
                                        =========     =========    =========
Ratios:
  Non-accrual loans to total loans           0.35%        0.33%         0.33%
  Non-accrual loans to total loans and
    other real estate owned                  0.35%        0.33%         0.39%
  Allowance for loan losses to
    non-accrual loans                      345.55%      365.72%       324.72%



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

   Total deposits increased $10.6 million or 1.9% since year end and by $67.9 million or 13.8% from last year. Total borrowings increased $5.5 million since year end and by $77.4 million from last year. Table 5 reflects the changes in the major classifications of deposits and borrowings by comparing the balances at the end of the first quarter of 1999 with year-end and the first quarter of 1998.

TABLE 5 - DEPOSITS AND BORROWINGS BY MAJOR CLASSIFICATION
(Amounts in thousands)

                                    March 31,   December 31,   March 31,
                                      1999          1998          1998
                                  ------------- ------------ -------------
Non-interest bearing                 $ 82,315      $ 88,061      $ 75,106
NOW accounts                           37,036        39,931        39,061
Money market deposit accounts          98,669        80,048        35,080
Savings accounts                       58,488        56,534        57,557
Time deposits under $100,000          249,595       248,252       250,364
                                    ---------     ---------     ---------
Total core deposits                   526,103       512,826       459,168
Time deposits of $100,000 or more      34,591        37,220        33,627
                                    ---------     ---------     ---------
Total deposits                        560,694       550,046       492,795
Short-term borrowings                   9,299        13,780        12,832
Long-term debt                         90,000        90,700        77,000
                                    ---------     ---------     ---------
Total deposits and borrowings        $659,993      $654,526      $582,627
                                    =========     =========     =========


CAPITAL RESOURCES:

   Total stockholders' equity increased $4.4 million or 7.1% from March 31, 1998 and $270,000 or .4% since year-end 1998. On June 24, 1997, the Company announced that the Board of Directors had authorized the purchase of up to 200,000 shares of its outstanding common stock. The shares are to be used for general corporate purposes including employee benefit and executive compensation plans or for the dividend reinvestment plan. The Company began open market repurchases of its outstanding common stock in 1995. As of March 31, 1999, 79,639 shares were held as treasury shares.

   Table 6 shows PennRock's capital resources at March 31, 1999 and at December 31 and March 31, 1998. PennRock and its subsidiary bank exceed all minimum capital guidelines.

TABLE 6 - CAPITAL RESOURCES

                                    March 31,   December 31,   March 31,
                                      1999          1998          1998
                                  ------------- ------------ -------------
   Leverage ratio:
    Total capital to total assets       9.57%         9.96%         9.78%
    Tier 1 capital to total assets      8.86%         9.22%         9.13%
   Risk-based capital ratios:
    Tier 1 capital to risk weighted
      assets                           13.07%        13.71%        13.66%
    Total capital to risk weighted
      assets                           14.12%        14.77%        14.63%


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

   The following is a description of the Plans phases, degree of completion and deadlines:

                                                                      Date
                                                   Percentage      Completed
                                                    Complete      or Deadline
                                                   ----------     -----------
Awareness phase:
   Establish Year 2000 Project Committee
     establish Year 2000 plan                         100%         September
                                                                     1997
Assessment phase:
   Identify all software, hardware, environmental
     and other systems, vendors and major business
     customers that could potentially be impacted
     by the Year 2000 problem
   Establish priorities, time frames and resource
     requirements
   Establish contingency plans                        100%         September
                                                                     1998
Renovation phase:
   Complete all mission-critical software, hardware
     or systems upgrades or replacements
   Monitor vendor and outside service provider
     progress toward Year 2000 readiness              100%         December
                                                                     1998
Validation phase:
   Test all hardware, mission-critical software
     and interfaces between systems and to
     outside service providers                        100%           March
                                                                     1999
Implementation phase:
   Have all systems tested for Year 2000 readiness
     or activate contingency plans for failed
     systems or processes                              90%           June
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

   The Committee has also opened communications with other significant third parties in addition to large business customers. These third parities include vendors, utilities, correspondent financial institutions and governmental agencies. The Committee wanted to determine the extent to which these third parties are vulnerable to failures to remediate their own potential Year 2000 problems. Our plans include tasks to monitor Year 2000 remediation progress for third parties throughout 1999 and to develop contingency plans for threatened failures. Despite ongoing monitoring and communications with these third parties, we do not have sufficient information to estimate the likelihood of significant disruptions attributable to such parties. Failure of a third party to fully address its Year 2000 issues could have an adverse effect on the business, operations and financial condition of the Company.

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

   While the Plan includes tasks to assess, remediate and test the Company's systems to address Year 2000 processing issues, the Plan also contains tasks for developing contingency plans. These contingency plans are intended to provide alternative processes and actions in the event of systems malfunctions or failures due to Year 2000 issues. The Committee has followed the advice of the OCC in developing two levels of contingency planning _ remediation and business resumption. Remediation contingency plans address the actions to be taken if the remediation efforts fall behind schedule or appear in jeopardy of not delivering a Year 2000 compliant system when required. Business resumption contingency plans address the actions that would be taken if key business process could not be performed in the normal manner due to Year 2000 related system or third party failures.

   The Committee has defined remediation contingency plan requirements that are intended to provide alternative processes and actions to address failed or unsuccessful remediation efforts. The first priority in the Company's core processes and mission critical systems. The Committee has also developed business resumption contingency plans for each key business process. We have scheduled the testing of the viability of the two contingency plans to be completed by the end of the second quarter of 1999.

   Because the Company does not write any of the software used in any of its high or medium priority processes, and because all vendors of software and hardware used by the Company have provided Year 2000 compliant upgrades, the costs that have been or are expected to be incurred to achieve Year 2000 readiness are not significant. To date, the Company has incurred approximately $150,000 in costs to upgrade existing systems and estimates that it could spend another $50,000 to achieve compliance.

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

                           PART II.  OTHER INFORMATION
                           ---------------------------
                      For the Quarter ended March 31, 1999

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

       27. Financial Data Schedule regarding unaudited interim financial information of PennRock for the quarter ended March 31, 1999.

   (b) Reports on Form 8-K

       There were no reports on Form 8-K filed for the three months ended March 31, 1999.

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


Date: May 14, 1999            By:  /s/Melvin Pankuch
-----------------------       -----------------------------------------------
                                   Melvin Pankuch
                                   Executive Vice President and
                                   Chief Executive Officer

Date: May 14, 1999            By:  /s/George B. Crisp
------------------------      -----------------------------------------------
                                   George B. Crisp
                                   Vice President and Treasurer
                                   (Principal Financial and Accounting Officer)