Form 10-Q
period 1999-06-30
PENNROCK FINANCIAL SERVICES CORP
filed 1999-08-10
CIK 790988

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

            -------------------------------------------------------

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended June 30, 1999    Commission File Number 0-15040
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

  Yes /X/ No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
                      Class                  Outstanding at August 4, 1999
          ------------------------------    --------------------------------
          Common Stock ($2.50 par value)            5,966,376 Shares

               PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
               --------------------------------------------------

                                   FORM 10-Q
                                   ---------
                      For the Quarter Ended June 30, 1999

                                    Contents
                                    --------
PART I. FINANCIAL INFORMATION
-----------------------------
Item 1. Financial Statements

        Consolidated balance sheets - June 30, 1999,
        December 31, 1998 and June 30, 1998.

        Consolidated statements of income _ Three months and six months ended June 30, 1999 and 1998.

        Consolidated statements of comprehensive income _ Three months and six months ended June 30, 1999 and 1998.

        Consolidated statements of cash flows - Six months ended
        June 30, 1999 and 1998.

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

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K


SIGNATURES
----------

                                     Part I

                      For the Quarter Ended June 30, 1999

Item 1.  Financial Statements


PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                    June 30,   December 31,    June 30,
(Amounts in thousands)                1999         1998          1998
                                  ------------  -----------  -------------
                                  (Unaudited)                 (Unaudited)
ASSETS
Cash and due from banks              $ 16,731     $ 19,747      $ 19,063
Short-term investments                    871        1,166         2,423
Mortgages held for sale                 4,266        5,892         2,157
Securities available for sale         287,356      273,722       248,874
Loans:
  Loans, net of unearned income       431,617      407,787       393,287
  Allowance for loan losses            (5,136)      (4,897)       (4,420)
                                    ---------    ---------     ---------
  Net loans                           426,481      402,890       388,867
Bank premises and equipment            13,472       13,383        12,551
Accrued interest receivable             5,090        6,142         5,376
 Other assets                          26,694        7,589         7,630
                                    ---------    ---------     ---------
Total assets                         $780,961     $730,531      $686,941
                                    =========    =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Non-interest bearing             $ 85,412     $ 88,061      $ 77,076
    Interest bearing                  498,976      461,985       402,750
                                    ---------    ---------     ---------
    Total deposits                    584,388      550,046       479,826
  Short-term borrowings                33,384       13,780        43,413
  Long-term debt                       90,000       90,700        90,700
  Accrued interest payable              2,793        3,235         3,270
  Other liabilities                     6,614        5,859         5,473
                                    ---------    ---------     ---------
  Total liabilities                   717,179      663,620       622,682
Stockholders' Equity:
  Common stock, par value $2.50 per share;
    authorized - 20,000,000 shares;
    issued - 6,077,614 and 6,077,299
    shares of which 96,834, 70,454,
    and 14,690 shares are held as
    treasury stock, respectively       15,194       15,193        15,193
  Surplus                              11,114       11,106        11,154
  Unrealized gains (losses) on
    securities available for sale,
  Accumulated other comprehensive
    income (loss), net of tax          (3,696)       2,602         1,192
  Retained earnings                    43,367       39,694        37,113
  Less treasury stock, at cost         (2,197)      (1,684)         (393)
                                    ---------    ---------     ---------
  Total stockholders' equity           63,782       66,911        64,259
                                    ---------    ---------     ---------
  Total liabilities and
    stockholders' equity             $780,961     $730,531      $686,941
                                    =========    =========     =========


PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                 Three Months Ended       Six Months Ended
(Amounts in thousands)                June 30,                June 30,
                                --------------------   ---------------------
                                  1999        1998         1999        1998
                                 ------      ------       ------      ------
Interest income:
 Interest and fees on loans       $8,937     $8,656      $17,467    $17,385
 Securities:
    Taxable                        2,877      2,179        5,346      4,559
    Tax-exempt                     1,645      1,630        2,731      2,800
 Mortgages held for sale              93         53          161         69
 Other                                75         34          155         86
                                 -------    -------      -------    -------
 Total interest income            13,130     12,552       25,860     24,899
Interest expense:
 Deposits                          5,040      4,448       10,019      8,974
 Short-term borrowings               188        759          359      1,262
 Long-term debt                    1,276      1,232        2,539      2,308
                                 -------    -------      -------    -------

 Total interest expense            6,504      6,439       12,917     12,544
                                 -------    -------      -------    -------
 Net interest income               6,626      6,113       12,943     12,335
Provision for loan losses            224        214          446        362
                                 -------    -------      -------    -------
Net interest income after
 provision for loan losses         6,402      5,899       12,497     11,993
Other income:
 Service charges on deposit
   accounts                          382        361          759        711
 Other service charges and fees       68         68          127        129
 Fiduciary activities                282        235          597        463
 Security gains, net                 484        506          977        648
 Mortgage banking                     41        251          234        338
 Other                               333        125          520        272
                                 -------    -------      -------    -------
 Total other income                1,590      1,546        3,214      2,561
                                 -------    -------      -------    -------
 Net interest and other income     7,992      7,445       15,711     14,554
                                 -------    -------      -------    -------
Other expenses:
 Salaries and benefits             2,714      2,325        5,360      4,789
 Occupancy, net                      318        332          613        600
 Equipment expenses                  335        326          653        632
 Other                             1,169      1,224        2,145      2,311
                                 -------    -------      -------    -------
 Total other expense               4,536      4,207        8,771      8,332
                                 -------    -------      -------    -------
 Income before income taxes        3,456      3,328        6,940      6,222
Income taxes                         622        613        1,400      1,235
                                 -------    -------      -------    -------
 Net Income                       $2,834     $2,625       $5,540     $4,987
                                 =======    =======      =======    =======
Earnings per share                $  .47     $  .43       $  .92     $  .82
                                 =======    =======      =======    =======
Weighted average shares
  outstanding                  6,003,689  6,071,137    6,003,689  6,071,137
                               =========  =========    =========  =========

Basic earnings per share and diluted earnings per share are the same for all periods presented.


PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                      Three Months Ended     Six Months Ended
(Amounts in thousands)                     June 30,              June 30,
                                      ------------------   -------------------
                                       1999        1998      1999       1998
                                      -------     -------   -------   -------
Net income                             $2,834     $2,625    $5,540     $4,987
Other comprehensive income (loss),
 net of tax:
 Unrealized gains (losses) on
   securities available for sale:
    Gain (loss) arising during the

      period, net of tax               (4,640)       329    (5,653)       163
    Reclassification adjustment
      for gains included in net
      income, net of tax                 (319)      (334)     (645)      (428)
                                      -------    -------   -------    -------
Other comprehensive income (loss)      (4,959)        (5)   (6,298)      (265)
                                      -------    -------   -------    -------
Comprehensive income (loss)           ($2,125)    $2,620   ($  758)    $4,722
                                      =======    =======   =======    =======


PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                  Six Months Ended
                                                      June 30,
(Amounts in thousands)                        -----------------------
                                                 1999           1998
                                              ---------      ---------
Net cash provided by (used in) operations     ($  8,045)       $  5,040
Investing activities:
  Proceeds from sales of securities available
    for sale                                     60,912          65,263
  Purchases of securities available for sale   (119,980)       (128,905)
  Maturities of securities available for sale    37,662          39,815
  Net increase in loans                         (24,037)        (10,970)
  Purchases of premises and equipment              (698)           (474)
  Sales of premises and equipment                                     7
                                               --------        --------
     Net cash used in investing activities      (46,141)        (35,264)
Financing activities:
  Net decrease in non-interest bearing
    deposits                                     (2,649)            (30)
  Net increase (decrease) in interest
    bearing deposits                             36,990         (12,939)
  Net increase in short-term borrowings          19,605          30,581
  Increase (decrease) in long-term debt            (700)         13,700
  Issuance of treasury stock                        795             612
  Acquisition of treasury stock                  (1,369)           (785)
  Cash dividends                                 (1,797)         (1,578)
                                               --------        --------
     Net cash provided by financing activities   50,875          29,581
                                               --------        --------
     Decrease in cash and cash equivalents       (3,311)           (643)
     Cash and cash equivalents,
       beginning of year                         20,913          22,129
                                               --------        --------
     Cash and cash equivalents, end of period   $17,602         $21,486
                                               ========        ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 1999

NOTE 1. ACCOUNTING POLICIES

  The accompanying consolidated financial statements include the accounts of PennRock Financial Services Corp. and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

  PennRock Financial Services Corp. (PennRock or the Company) is a bank holding company incorporated under the laws of Pennsylvania in 1986. Blue Ball National Bank (the Bank) is a wholly owned subsidiary of PennRock which provides a broad range of banking, trust and other financial services to consumers, small businesses and corporations in south-central and southeastern Pennsylvania. The Bank's mortgage banking subsidiary, Atlantic Regional Mortgage Corporation (ARMCO) was formed in 1996 to originate and sell first mortgage loans of various types. Operations of ARMCO were terminated during 1997. PennRock Insurance Group Inc., a wholly owned subsidiary of the Bank, began operations in the first quarter of 1999 to offer and sell annuity products.

  The information contained in the financial statements is unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of interim periods have been made. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

  The accounting policies of PennRock Financial Services Corp. and Subsidiaries, as applied in the consolidated interim financial statements presented, are substantially the same as those followed on an annual basis as presented in the 1998 Annual Report to shareholders.



NOTE 2. COMMITMENTS AND CONTINGENT LIABILITIES

  The financial statements do not reflect various commitments and contingent liabilities, such as commitments to extend credit, letters of credit, guarantees, and liability for assets held in Trust, which arise in the normal course of business. Commitments under outstanding letters of credit amounted to $12.1 million and commitments to extend credit totaled $113.4 million at June 30, 1999. Management does not anticipate any significant loss as a result of these transactions.

NOTE 3. NEW ACCOUNTING STANDARDS


  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." The provisions of this statement require that derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings. The provisions of this statement become effective for quarterly and annual reporting beginning January 1, 2000. PennRock has no plans to adopt the provisions of SFAS 133 prior to the effective date. The impact of adopting the provisions of this statement on PennRock's financial position, results of operations and cash flows subsequent to the effective date is not currently estimable and will depend on the financial position of the Company and the nature and purpose of the derivative instruments in use by management at that time.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  This section presents management's discussion and analysis of the financial condition and results of operations of PennRock Financial Services Corp. (PennRock or the Company) and subsidiaries, Blue Ball National Bank (the
  Bank) and its insurance subsidiary, PennRock Insurance Group Inc. (the Insurance Group). This discussion should be read in conjunction with the financial statements which appear elsewhere in this report.

  Total assets of PennRock increased $50.4 million or 6.9% since the end of 1998 and by $94.0 million or 13.7% over June 30, 1998. The increases in assets were reflected in increases in securities available for sale and loans outstanding. These increases were funded primarily through growth in interest bearing deposits.

  Net income for the current quarter was $2.8 million or $.47 per share compared with $2.6 million or $.43 per share for the second quarter of 1998, an increase of $209,000 or 8.0%. Dividends paid in the second quarter of 1999 totaled $897,000 or $.15 per share and $789,000 or $.13 per share for the second quarter of 1998.

  For the first six months of 1999, net income totaled $5.5 million or $.92 per share compared with $5.0 million or $.82 per share for the first six months of 1998, an increase of $553,000 or 11.1%. Net interest income increased $608,000 from the first half of 1998 while non-interest income excluding security gains grew $324,000 and non-interest expense increased $439,000. Dividends of $1.8 million or $.30 per share were paid during the first half of 1999 compared with $1.6 million or $.26 per share in 1998. The dividend payout ratio was 32% for both 1999 and 1998.

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

  Table 1 presents net interest income on a fully taxable equivalent basis for the second quarter and first six months of 1999 and 1998. For the second quarter of 1999, net interest income on a fully taxable equivalent basis totaled $7.2 million, an increase of $285,000 or 4.1% from $6.9 million earned for the same period of 1998. For the first six months of 1999, net interest income on a fully taxable equivalent basis totaled $14.3 million, an increase of $558,000 or 4.1% from $13.8 million earned for the first six months of 1998.


TABLE 1 - NET INTEREST INCOME
                                Three Months Ended        Six Months Ended
(Amounts in thousands)               June 30,                 June 30,
                               --------------------     --------------------
                                  1999        1998         1999       1998
                                --------    --------     --------   --------
Total interest income           $13,130     $12,553      $25,861    $24,900
Total interest expense            6,503       6,439       12,917     12,544
                                -------     -------     --------   --------
Net interest income               6,627       6,114       12,944     12,356
Tax equivalent adjustment           582         810        1,373      1,403
                                -------     -------     --------   --------
Net interest income
  (fully taxable equivalent)    $ 7,209     $ 6,924      $14,317    $13,759
                                =======     =======     ========   ========

  Table 2 presents the average balances, taxable equivalent interest income and expense and rates for PennRock's assets and liabilities for the three and six months ended June 30, 1999 and 1998. For the second quarter and first six months of 1999, net interest income increased due to increases in volumes while the interest spread and margin decreased over the comparable period last year.


TABLE 2 - AVERAGE BALANCES, RATES, AND INTEREST INCOME AND EXPENSE

                                               Three Months Ended June 30,
(Amounts in thousands)              -------------------------------------------------
                                             1999                       1998
                                    -----------------------    ---------------------
                                   Average            Yield/  Average           Yield/
                                   Balance   Interest  Rate   Balance  Interest  Rate
                                  --------   -------- ---------------  -------- ------
ASSETS
Interest earning assets:
 Short-term investments            $  6,079  $    75   4.95%  $  1,765 $    34   7.73%
 Mortgages held for sale              5,529       94   6.82%     2,508      53   8.48%
 Securities available for sale      274,080    4,547   6.65%   251,843   4,559   7.26%
 Loans:
   Mortgage                         238,742    5,033   8.46%   224,878   4,844   8.64%
   Commercial                       106,598    2,290   8.62%   104,048   2,384   9.19%
   Consumer                          75,737    1,673   8.86%    66,534   1,490   8.98%
                                   --------  -------          -------- -------
   Total loans                      421,077    8,996   8.57%   395,460   8,718   8.84%
                                   --------  -------          -------- -------
 Total earning assets               706,765   13,712   7.78%   651,576  13,363   8.23%
Other assets                         46,647  -------            37,099 -------
                                   --------                   --------
                                   $753,412                   $688,675
                                   ========                   ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing deposits:
 Demand                            $136,950    1,169   3.42%  $ 78,462     562   2.87%
 Savings                             59,039      301   2.04%    57,016     315   2.22%
 Time                               287,651    3,569   4.98%   266,530   3,571   5.37%
                                   --------  -------          -------- -------
 Total interest bearing deposits    483,640    5,039   4.18%   402,008   4,448   4.44%
Short-term borrowings                17,287      188   4.36%    54,308     759   5.61%
Long-term debt                       90,000    1,276   5.69%    86,909   1,232   5.69%
                                   --------  -------          -------- -------
                                    590,927    6,503   4.41%   543,225   6,439   4.75%
Non-interest bearing deposits        84,971  -------            73,209 -------
Other liabilities                     9,392                      8,909
Stockholders' equity                 68,122                     63,332
                                   --------                    -------
Total liabilities and stockholders'
 equity                            $753,412                   $688,675
                                   ========                   ========
Net interest income                          $ 7,209                   $ 6,924
                                             =======                   =======
Interest rate spread                                   3.37%                     3.47%
                                                       ======                   ======
Net interest margin                                    4.09%                     4.26%
                                                       ======                   ======


                                                Six Months Ended June 30,
(Amounts in thousands)            ----------------------------------------------------
                                             1999                       1998
                                    -----------------------    ---------------------
                                   Average            Yield/  Average           Yield/
                                   Balance   Interest  Rate   Balance  Interest  Rate
                                  --------   -------- ---------------  -------- ------
ASSETS
Interest earning assets
 Short-term investments            $  6,221  $   155   5.02%  $  2,714 $    86   6.39%
 Mortgages held for sale              4,643      161   6.99%     1,723      69   8.08%
 Securities available for sale      272,608    9,333   6.90%   242,947   8,647   7.18%
 Loans:
   Mortgage                         236,733    9,838   8.38%   222,853   9,844   8.91%
   Commercial                       104,630    4,451   8.58%   103,767   4,728   9.19%
   Consumer                          74,459    3,295   8.92%    65,019   2,929   9.08%
                                   --------  -------          -------- -------
   Total loans                      415,822   17,584   8.53%   391,639  17,501   9.01%
                                   --------  -------          -------- -------
 Total earning assets               699,294   27,234   7.85%   639,023  26,303   8.30%
Other assets                         44,701  -------            36,958 -------
                                   --------                   --------
                                   $743,995                   $675,981
                                   ========                   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
 Demand                            $132,151    2,215   3.38%  $ 74,780   1,012   2.73%
 Savings                             58,400      617   2.13%    57,347     631   2.22%
 Time                               287,354    7,187   5.04%   273,448   7,331   5.41%
                                   --------  -------          -------- -------
 Total interest bearing deposits    477,905   10,019   4.23%   405,575   8,974   4.46%
Short-term borrowings                16,314      359   4.44%    46,170   1,262   5.51%
Long-term debt                       90,073    2,539   5.68%    81,766   2,308   5.69%
                                   --------  -------          -------- -------
                                    584,292   12,917   4.46%   553,511  12,544   4.74%

Non-interest bearing deposits        82,281  -------            71,546 -------
Other liabilities                     9,424                      8,167
Stockholders' equity                 67,998                     62,757
                                   --------                   --------
Total liabilities and stockholders'
 equity                            $743,995                   $675,981
                                   ========                   ========
Net interest income                          $14,317                   $13,759
                                             =======                   =======
Interest rate spread                                   3.40%                     3.56%
                                                       ======                   ======
Net interest margin                                    4.13%                     4.34%
                                                       ======                   ======

PROVISION AND ALLOWANCE FOR LOAN LOSSES

  The provision for loan losses charged to earnings was $224,000 for the second quarter of 1999 compared with $214,000 for the second quarter of last year. The provision for the first six months of 1999 was $446,000 compared with $362,000 for 1998. The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. Although Table 4 shows that the level of non-performing assets is low and relatively stable over the past year, the allowance for loan losses is below management's target ratio relative to loans outstanding. With the federal reserve in a tightening mode and expectations of a slowing economy, management elected to increase the provision in 1999. The adequacy of the allowance will continue to be examined in light of past loan loss experience, current economic conditions, volume of non-performing and delinquent loans and other relevant factors. The allowance is established at a level considered by management to be adequate to absorb potential future losses contained in the portfolio and is monitored on a continuous basis with independent formal reviews conducted semiannually. The allowance is increased by provisions charged to expense and decreased by net charge-offs. Table 3 reflects an analysis of the allowance for loan losses for the second quarter and first six months of 1999 and 1998.



TABLE 3 - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                                           Three Months Ended      Six Months Ended
(Amounts in thousands)                          June 30,               June 30,
                                           -------------------    ------------------
                                            1999        1998       1999        1998
                                          --------    --------   --------   --------
Balance, beginning of period               $5,045      $4,309     $4,897      $4,247
Provision charged to operating expense        224         214        446         362
Total loans charged off                      (142)       (113)      (246)       (260)
Total recoveries                                9          10         39          71
                                          -------     -------    -------     -------
Net charge-offs                              (133)       (103)      (207)       (189)
                                          -------     -------    -------     -------
Balance, end of period                     $5,136      $4,420     $5,136      $4,420
                                          =======     =======    =======     =======
Total loans:
  Average                                $422,282    $395,641   $416,496    $392,022
  Period-end                              432,952     393,812    432,952     393,812

Ratios:
  Net charge-offs to
    average loans (annualized)                .13%        .10%       .10%        .10%
  Allowance for loan losses to
    period-end loans                         1.19%       1.12%      1.19%       1.12%


NON-PERFORMING ASSETS

  Table 4 reflects PennRock's non-performing assets at June 30, 1999, December 31, 1998 and June 30, 1998. PennRock's policy is to discontinue the accrual of interest on loans for which the principal or interest is past due 90 days or more unless the loan is well secured and corrective action has begun or the loan is in the process of collection. When a loan is placed on non-accrual status, any unpaid interest is charged against income. Other real estate owned represents property acquired through foreclosure.



TABLE 4 - NON-PERFORMING ASSETS
                                       June 30,    December 31,    June 30,
(Amounts in thousands)                   1999          1998          1998
                                      ----------     ---------   -----------
Non-accrual loans                         $1,336        $  143        $  526
Loans accruing but 90 days past due
  as to principal or interest              1,485         1,196         1,982
                                      ----------     ---------    ----------
Total non-performing loans                 2,821         1,339         2,508
Other real estate owned                      109                          65
                                       ---------     ---------     ---------
Total non-performing assets               $2,930        $1,339        $2,573
                                       =========     =========     =========
Ratios:
  Non-accrual loans to total loans          0.68%         0.33%         0.65%
  Non-accrual loans to total loans and
    other real estate owned                 0.68%         0.33%         0.65%
  Allowance for loan losses to
    non-performing loans                  175.29%       362.72%       171.78%




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

  Total deposits increased $34.3 million or 6.2% since year end and increased $104.6 million or 21.8% from last year. Total borrowed funds increased $18.9 million since year end and decreased by $10.7 million from last year. Table 5 reflects the changes in the major classifications of deposits and borrowings by comparing the balances at the end of the second quarter of 1999 with year-end and the second quarter of 1998.


TABLE 5 - DEPOSITS AND BORROWINGS BY MAJOR CLASSIFICATION
(Amounts in thousands)
                                    June 30,   December 31,    June 30,
                                      1999         1998          1998
                                 ------------- ------------  -------------
Non-interest bearing                 $ 85,412     $ 88,061      $ 77,076
NOW accounts                           36,094       39,931        35,905
Money market deposit accounts         107,828       80,048        48,687
Savings accounts                       59,552       56,534        56,418
Time deposits under $100,000          256,917      248,252       231,978
                                    ---------    ---------     ---------
Total core deposits                   545,803      512,826       450,064
Time deposits of $100,000 or more      38,585       37,220        29,762
                                    ---------    ---------     ---------
Total deposits                        584,388      550,046       479,795
Short-term borrowings                  33,384       13,780        43,413
Long-term debt                         90,000       90,700        90,700
                                    ---------    ---------     ---------
Total deposits and borrowings        $707,772     $654,526      $613,939
                                    =========    =========     =========


CAPITAL RESOURCES:

  Total stockholders' equity decreased $477,000 or .7% from June 30, 1998 and $3.1 million or 4.7% since year-end 1998. Stockholders' equity is impacted by changes in the unrealized market gains and losses of the securities available for sale portfolio, net of deferred taxes and is shown on the consolidated balance sheets as a component of stockholders' equity as accumulated other comprehensive income (loss), net of tax. This portfolio had net unrealized gains in the periods ending June 30, 1998 and December 31, 1998 and a net unrealized loss as of June 30, 1999.

  On June 8, 1999, the Company announced that the Board of Directors had authorized the purchase of up to 200,000 shares of its outstanding common stock. The shares are to be used for general corporate purposes including employee benefit and executive compensation plans or for the dividend reinvestment plan. As of June 30, 1999, the Company held 96,834 shares as treasury stock.

  Table 6 shows PennRock's capital resources at June 30, 1999 and at December 31 and June 30, 1998. PennRock and its subsidiary bank exceed all minimum capital guidelines.



TABLE 6 - CAPITAL RESOURCES
                                    June 30,   December 31,    June 30,
                                      1999         1998          1998
                                 ------------- ------------  -------------
  Leverage ratio:
   Total capital to total
     average assets                     9.75%         9.96%        9.86%
   Tier 1 capital to total
     average assets                     9.05%         9.22%        9.22%
  Risk-based capital ratios:
   Tier 1 capital to risk weighted
     assets                            12.40%        13.71%       14.31%
   Total capital to risk weighted
     assets                            13.37%        14.77%       15.30%


                          PART II.  OTHER INFORMATION
                          ---------------------------
                      For the Quarter ended June 30, 1999

Item 1. Legal Proceedings

  Various legal actions or proceedings are pending involving PennRock or its subsidiaries. Management believes that the aggregate liability or loss, if any, will not be material.

Item 2. Changes in Securities

  Not applicable

Item 3. Defaults Upon Senior Securities

  Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

  The Annual Meeting of Shareholders (the _Meeting_) of PennRock Financial Services Corp. was held on April 27, 1999. Notice of the Meeting was mailed to shareholders on or about April 1, 1999, together with proxy materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulation promulgated thereunder.

  The Meeting was held for the purpose of electing three Class C directors to hold office for three years from the date of the election and until their successors are elected and have qualified.

  There were no solicitations in opposition to the nominees of the Board of Directors for the election to the Board. All nominees of the Board of Directors were elected. The number of votes cast for or withheld, as well as election to the Board of Directors, were as follows:


                                               Votes          Abstentions and
      Nominee                 Votes for       Withheld        Broker Nonvotes
 -----------------           -----------    -----------      -----------------
 Aaron S. Kurtz               4,041,835         24,018            4,065,853
 Robert K. Weaver             4,041,199         24,654            4,065,853
 Lewis M. Good                4,041,835         24,018            4,065,853

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

      27. Financial Data Schedule regarding unaudited interim financial information of PennRock for the six months ended June 30, 1999.

  (b) Reports on Form 8-K

      A current report on Form 8-K dated June 8, 1999 was filed with the Securities and Exchange Commission on or about June 14, 1999. The report was filed under Item 5 _ _Other Events_ and disclosed that the Company had authorized the repurchase of up to 200,000 shares of its common stock to be held as treasury shares for use with future stock dividends and splits, employee benefit plans, executive compensation plans and issuance under the Dividend Reinvestment Plan.

      There were no other reports on Form 8-K filed for the three months ended June 30, 1999.

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


Date: August 9, 1999          By:  /s/Melvin Pankuch
-----------------------       -----------------------------------------------
                                   Melvin Pankuch
                                   Executive Vice President and
                                   Chief Executive Officer

Date: August 9, 1999          By:  /s/George B. Crisp
------------------------      -----------------------------------------------
                                   George B. Crisp
                                   Vice President and Treasurer
                                   (Principal Financial and Accounting Officer)