Form 10-Q
period 1999-09-30
PENNROCK FINANCIAL SERVICES CORP
filed 1999-11-09
CIK 790988

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
            -------------------------------------------------------
                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

    For Quarter Ended September 30, 1999    Commission File Number 0-15040
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

  Yes /X/ No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
                      Class                 Outstanding at October 29, 1999
         ------------------------------    --------------------------------
         Common Stock ($2.50 par value)            5,946,255 Shares

               PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
               --------------------------------------------------

                                    FORM 10-Q
                                    ---------
                    For the Quarter Ended September 30, 1999

                                    Contents
                                    --------
PART I. FINANCIAL INFORMATION
-----------------------------
Item 1. Financial Statements

        Consolidated balance sheets - September 30, 1999,
        December 31, 1998 and September 30, 1998.

        Consolidated statements of income - Three months and nine months ended September 30, 1999 and 1998.

        Consolidated statements of comprehensive income - Three months and nine months ended September 30, 1999 and 1998.

        Consolidated statements of cash flows - Nine months ended
        September 30, 1999 and 1998.

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

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K


SIGNATURES
----------

                         PART I.  FINANCIAL INFORMATION

                    For the Quarter Ended September 30, 1999

Item 1.  Financial Statements


PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                  September 30, December 31, September 30,
(Amounts in thousands)                1999          1998          1998
                                  ------------  -----------  -------------
                                   (Unaudited)                (Unaudited)
ASSETS
Cash and due from banks              $ 23,631      $ 19,747      $ 17,037
Short-term investments                  2,345         1,166         2,028
Mortgages held for sale                   414         5,892           551
Securities available for sale         309,207       273,722       260,140
Loans:
  Loans, net of unearned income       439,766       407,787       399,192
  Allowance for loan losses            (5,310)       (4,897)       (4,413)
                                    ---------     ---------     ---------
  Net loans                           434,456       402,890       394,779
Bank premises and equipment            13,399        13,383        12,878
Accrued interest receivable             5,540         6,142         5,175
Other assets                           27,155         7,589         7,359
                                    ---------     ---------     ---------
Total assets                         $816,147      $730,531      $699,947
                                    =========     =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Non-interest bearing             $ 85,885      $ 88,061      $ 74,187
    Interest bearing                  521,080       461,985       415,154
                                    ---------     ---------     ---------
    Total deposits                    606,965       550,046       489,341
  Short-term borrowings                51,089        13,780        42,762
  Long-term debt                       90,000        90,700        90,700
  Accrued interest payable              3,550         3,235         2,927
  Other liabilities                     4,320         5,859         6,588
                                    ---------     ---------     ---------
  Total liabilities                   755,924       663,620       632,318
Stockholders' Equity:
  Common stock, par value $2.50 per share;
    authorized - 20,000,000 shares;
    issued - 6,077,614 and 6,077,299
    of which 146,176, 70,454, and
    36,865 shares are held as
    treasury stock, respectively       15,194        15,193        15,193
  Surplus                              11,114        11,106        11,158
  Accumulated other comprehensive
    income (loss), net of tax          (7,806)        2,602         3,591
  Retained earnings                    45,018        39,694        38,641
  Less treasury stock, at cost         (3,297)       (1,684)         (954)
                                    ---------     ---------     ---------
  Total stockholders' equity           60,223        66,911        67,629
                                    ---------     ---------     ---------
  Total liabilities and
    stockholders' equity             $816,147      $730,531      $699,947
                                    =========     =========     =========


PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                  Three Months Ended      Nine Months Ended
(Amounts in thousands)              September 30,           September 30,
                                 --------------------   ---------------------
                                   1999        1998         1999       1998
                                  ------      ------       ------     ------
Interest income:
  Interest and fees on loans      $9,223     $8,853      $26,690     $26,238
  Securities:
    Taxable                        3,667      2,124        9,013       6,683
    Tax-exempt                     1,152      1,645        3,883       4,445
  Mortgages held for sale             35         16          196          85
  Other                               16         36          171         122
                                 -------    -------      -------     -------
  Total interest income           14,093     12,674       39,953      37,573
Interest expense:
  Deposits                         5,567      4,539       15,586      13,513
  Short-term borrowings              451        575          810       1,837
  Long-term debt                   1,291      1,300        3,830       3,608
                                 -------    -------      -------     -------
  Total interest expense           7,309      6,414       20,226      18,958
                                 -------    -------      -------     -------
  Net interest income              6,784      6,260       19,727      18,615
Provision for loan losses            277        311          723         673
                                 -------    -------      -------     -------
Net interest income after
  provision for loan losses        6,507      5,949       19,004      17,942
Other income:
  Service charges on deposit
    accounts                         434        375        1,193       1,087
  Other service charges and fees      65         66          192         195
  Fiduciary activities               299        230          896         693
  Security gains, net                186        283        1,163         931
  Mortgage banking                   (51)       176          183         514
  Other                              403        141          923         413
                                 -------    -------      -------     -------
  Total other income               1,336      1,271        4,550       3,833
                                 -------    -------      -------     -------
  Net interest and other income    7,843      7,220       23,554      21,775
                                 -------    -------      -------     -------
Non-interest expenses:
  Salaries and benefits            2,836      2,512        8,196       7,301
  Occupancy, net                     327        336          940         936
  Equipment expenses                 264        316          917         948
  Other                            1,217      1,082        3,362       3,393
                                 -------    -------      -------     -------
  Total non-interest expense       4,644      4,246       13,415      12,578
                                 -------    -------      -------     -------
  Income before income taxes       3,199      2,974       10,139       9,197
Income taxes                         644        661        2,044       1,896
                                 -------    -------      -------     -------
  Net Income                      $2,555     $2,313       $8,095      $7,301
                                 =======    =======      =======     =======
Earnings per share                $  .43     $  .38       $ 1.35      $ 1.20
                                 =======    =======      =======     =======
Weighted average shares
  outstanding                  5,988,347  6,067,128    5,988,347   6,067,128
                               =========  =========    =========   =========

Basic earnings per share and diluted earnings per share are the same for all periods presented.


PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                       Three Months Ended    Nine Months Ended
(Amounts in thousands)                   September 30,         September 30,
                                       ------------------   -------------------
                                        1999        1998      1999      1998
                                      -------     -------   -------    -------
Net income                             $2,555      $2,313    $8,095     $7,301
Other comprehensive income,
  net of tax:
  Unrealized gains on securities
  available for sale:
    Gain (loss) arising during the
      period, net of tax               (4,047)      2,585   (10,013)     2,749
    Reclassification adjustment
      for gains included in net
      income, net of tax                  (63)       (187)     (395)      (615)
                                      -------     -------   -------    -------
Other comprehensive income (loss)      (4,110)      2,398   (10,408)     2,134
                                      -------     -------   -------    -------
Comprehensive income (loss)           ($1,555)     $4,711   ($2,313)    $9,435
                                      =======     =======   =======    =======


PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                  Nine Months Ended
                                                    September 30,
(Amounts in thousands)                         -----------------------
                                                 1999           1998
                                               ---------      ---------
Net cash provided by (used in) operations      ($  1,380)     $   9,379
Investing activities:
   Proceeds from sales of securities available
     for sale                                     64,870         71,578
   Purchases of securities available for sale   (153,234)      (158,781)
   Maturities of securities available for sale    38,855         56,091
   Net increase in loans                         (32,290)       (17,341)
   Purchases of premises and equipment              (913)        (1,102)
   Proceeds from sales of premises and equipment                      7
                                                --------       --------
     Net cash used in investing activities       (82,712)       (49,548)
Financing activities:
   Net decrease in non-interest bearing deposits  (2,176)        (2,919)
   Net increase (decrease) in interest
     bearing deposits                             59,095           (534)
   Net increase in short-term borrowings          37,309         29,930
   Increase (decrease) in long-term debt            (700)        13,700
   Issuance of treasury stock                      1,129            901
   Acquisition of treasury stock                  (2,687)        (1,610)
   Cash dividends                                 (2,816)        (2,363)
                                                --------       --------
     Net cash provided by financing activities    89,154         37,105
                                                --------       --------
     Increase (decrease) in cash and cash
       equivalents                                 5,062         (3,064)
     Cash and cash equivalents,
       beginning of year                          20,914         22,129
                                                --------       --------
     Cash and cash equivalents, end of period    $25,976        $19,065
                                                ========       ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 1999
NOTE 1. ACCOUNTING POLICIES

  The accompanying consolidated financial statements include the accounts of PennRock Financial Services Corp. and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. PennRock Financial Services Corp. (PennRock or the Company) is a bank holding company incorporated under the laws of Pennsylvania in 1986. Blue Ball National Bank (the Bank) is a wholly owned subsidiary of PennRock which provides a broad range of banking, trust and other financial services to consumers, small businesses and corporations in south-central and southeastern Pennsylvania. The Bank's mortgage banking subsidiary, Atlantic Regional Mortgage Corporation (ARMCO) was formed in 1996 to originate and sell first mortgage loans of various types. Operations of ARMCO were terminated during 1997. PennRock Insurance Group Inc., a wholly owned subsidiary of the Bank, began operations in the first quarter of 1999 to offer and sell annuity products.
  The information contained in the financial statements is unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of interim periods have been made. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

  The accounting policies of PennRock Financial Services Corp. and Subsidiaries, as applied in the consolidated interim financial statements presented, are substantially the same as those followed on an annual basis as presented in the 1998 Annual Report to shareholders.

NOTE 2. COMMITMENTS AND CONTINGENT LIABILITIES

  The financial statements do not reflect various commitments and contingent liabilities, such as commitments to extend credit, letters of credit, guarantees, and liability for assets held in Trust, which arise in the normal course of business. Commitments under outstanding letters of credit amounted to $18.6 million and commitments to extend credit totaled $113.4 million at September 30, 1999. Management does not anticipate any significant loss as a result of these transactions.

NOTE 3. NEW ACCOUNTING STANDARDS

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (_SFAS 133_), _Accounting for Derivative Instruments and Hedging Activities._ The provisions of this statement require that derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings. The provisions of this statement become effective for quarterly and annual reporting beginning January 1, 2001. PennRock has no plans to adopt the provisions of SFAS 133 prior to the effective date. The impact of adopting the provisions of this statement on PennRock's financial position, results of operations and cash flows subsequent to the effective date is not currently estimable and will depend on the financial position of the Company and the nature and purpose of the derivative instruments in use by management at that time.

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

  The following is a description of the Plans phases, degree of completion and deadlines:

                                                   Percentage        Date
                                                    Complete       Completed
                                                   ----------     -----------
 Awareness phase:
   Establish Year 2000 Project Committee
     establish Year 2000 plan                         100%         September
                                                                     1997
Assessment phase:
   Identify all software, hardware, environmental
     and other systems, vendors and major business
     customers that could potentially be impacted
     by the Year 2000 problem
   Establish priorities, time frames and resource
     requirements
   Establish contingency plans                        100%         September
                                                                     1998
Renovation phase:
   Complete all mission-critical software, hardware
     or systems upgrades or replacements
   Monitor vendor and outside service provider
     progress toward Year 2000 readiness              100%         December
                                                                     1998
Validation phase:
   Test all hardware, mission-critical software
     and interfaces between systems and to
     outside service providers                        100%           March
                                                                     1999
Implementation phase:
   Have all systems tested for Year 2000 readiness
     or activate contingency plans for failed
     systems or processes                             100%           June
                                                                     1999

  As of the end of the second quarter of 1999, the Committee has met all of its goals.

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

  While the Plan includes tasks to assess, remediate and test the Company's systems to address Year 2000 processing issues, the Plan also contains tasks for developing contingency plans. These contingency plans are intended to provide alternative processes and actions in the event of systems malfunctions or failures due to Year 2000 issues. Business resumption contingency plans address the actions that would be taken if key business processes could not be performed in the normal manner due to Year 2000 related system or third party failures. The Committee has developed business resumption contingency plans for each key business process. We completed the testing of the viability of the contingency plans by the end of the second quarter of 1999.

  Because the Company does not write any of the software used in any of its high or medium priority processes, and because all vendors of software and hardware used by the Company have provided Year 2000 compliant upgrades, the costs that have been or are expected to be incurred to achieve Year 2000 readiness are not significant. To date, the Company has incurred approximately $150,000 in costs to upgrade existing systems of which approximately $100,000 was spent in 1999.

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

  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Total assets of PennRock increased $85.6 million or 11.7% since the end of 1998 and by $116.2 million or 16.6% over September 30, 1998. The increases in assets were reflected in increases in securities available for sale and loans outstanding and were funded primarily through growth of interest bearing deposits.

  Net income for the current quarter was $2.6 million or $.43 per share compared with $2.3 million or $.38 per share for the third quarter of 1998, an increase of $242,000 or 10.5%. Dividends paid in the third quarter of 1999 totaled $891,000 or $.15 per share and $787,000 or $.13 per share for the third quarter of 1998.

  For the first nine months of 1999, net income totaled $8.1 million or $1.35 per share compared with $7.3 million or $1.20 per share for the first nine months of 1998. Net interest income increased $1.1 million from the first nine months of 1998 while non-interest income excluding security gains increased $485,000 and non-interest expenses increased $837,000. Dividends of $2.7 million or $.45 per share in the first three quarters of 1999 compared with $2.4 million or $.39 in 1998. The dividend payout ratio was 33% in 1999 and 32% in 1998.

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

  Table 1 presents net interest income on a fully taxable equivalent basis for the third quarter and first nine months of 1999 and 1998. For the third quarter of 1998, net interest income on a fully taxable equivalent basis totaled $7.1 million, an increase of $1.1 million or 19.1% from $5.9 million earned for the same period of 1997. For the first nine months of 1998, net interest income on a fully taxable equivalent basis totaled $20.8 million, an increase of $2.5 million or 13.5% from $18.4 million earned for the first nine months of 1997.


TABLE 1 - NET INTEREST INCOME
                                 Three Months Ended       Nine Months Ended
(Amounts in thousands)             September 30,            September 30,
                                --------------------    --------------------
                                  1999        1998         1999        1998
                                --------    --------     --------    --------
Total interest income           $14,093     $12,674      $39,573     $37,573
Total interest expense            7,309       6,413       20,226      18,958
                                -------     -------     --------    --------
Net interest income               6,784       6,261       19,727      16,615
Tax equivalent adjustment           590         817        1,965       2,223
                                -------     -------     --------    --------
Net interest income
(fully taxable equivalent)      $ 7,374     $ 7,078      $21,692     $20,838
                                =======     =======     ========    ========

  Table 2 presents the average balances, taxable equivalent interest income and expense and rates for PennRock's assets and liabilities for the three and nine months ended September 30, 1999 and 1998. For the third quarter and first nine months of 1999, net interest income increased due to increases in volumes while the interest spread and margin decreased over the comparable period last year.


TABLE 2 - AVERAGE BALANCES, RATES, AND INTEREST INCOME AND EXPENSE

                                             Three Months Ended September 30,
(Amounts in thousands)             ---------------------------------------------------
                                              1999                      1998
                                   -------------------------- ------------------------
                                   Average             Yield/ Average           Yield/
                                   Balance   Interest   Rate  Balance  Interest  Rate
                                   --------  --------  ------ -------- -------- ------
ASSETS
Interest earning assets:
  Short-term investments           $    776   $    16   8.18% $  2,312 $    36    6.18%
  Mortgages held for sale             1,395        35   9.95%      698      16    9.09%
  Securities available for sale     303,029     5,349   7.00%  248,329   4,526    7.23%
  Loans:
    Mortgage                        254,393     5,255   8.20%  225,511   5,015    8.82%
    Commercial                      104,323     2,320   8.82%   98,738   2,294    9.22%
    Consumer                         77,278     1,708   8.77%   70,755   1,605    9.00%
                                   --------   -------         -------- -------
    Total loans                     435,994     9,283   8.45%  395,004   8,914    8.95%
                                   --------   -------         -------- -------
  Total earning assets              741,194    14,683   7.86%  646,343  13,491    8.28%
Other assets                         58,937   -------           43,103 -------
                                   --------                   --------
                                   $800,131                   $689,446
                                   ========                   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
  Demand                           $150,494     1,407   3.71% $ 89,726     709    3.13%
  Savings                            59,096       294   1.97%   56,198     314    2.22%
  Time                              305,029     3,866   5.01%  262,504   3,516    5.31%
                                   --------   -------         -------- -------
  Total interest bearing deposits   515,467     5,567   4.28%  408,428   4,539    4.41%
Short-term borrowings                36,501       451   4.90%   41,501     575    5.50%
Long-term debt                       90,000     1,291   5.69%   90,700   1,299    5.68%
                                   --------   -------         -------- -------
                                    642,068     7,309   4.52%  540,629   6,413    4.71%
Non-interest bearing deposits        84,539   -------           75,011 -------
Other liabilities                     9,333                      8,717
Stockholders' equity                 64,191                     65,089
                                   --------                    -------
Total liabilities and stockholders'
  equity                           $800,131                   $689,446
                                   ========                   ========
Net interest income                           $ 7,374                  $ 7,078
                                               =======                  =======
Interest rate spread                                    3.34%                     3.57%
                                                       ======                    ======
Net interest margin                                     3.95%                     4.34%
                                                       ======                    ======

                                               Nine Months Ended September 30,
(Amounts in thousands)     -----------------------------------------------------------
                                            1999                      1998
                           ---------------------------------- ------------------------
                                   Average             Yield/ Average           Yield/
                                   Balance   Interest   Rate  Balance  Interest  Rate
                                   --------  -------- ------- -------- -------- ------
ASSETS
Interest earning assets
  Short-term investments           $  3,549   $   171   6.44% $  2,578 $   122    6.33%
  Mortgages held for sale             4,304       196   6.09%    1,377      85    8.25%
  Securities available for sale     284,763    14,682   6.89%  243,433  13,174    7.24%
  Loans:
    Mortgage                        242,685    15,093   8.32%  223,749  14,859    8.88%
    Commercial                      104,431     6,772   8.67%  102,073   7,023    9.20%
    Consumer                         75,409     5,004   8.87%   66,952   4,534    9.05%
                                   --------   -------         -------- -------
    Total loans                     422,525    26,869   8.50%  392,774  26,416    8.99%
                                   --------   -------         -------- -------
  Total earning assets              715,141    41,918   7.84%  640,162  39,796    8.31%
Other assets                         47,641   -------           40,331 -------
                                   --------                   --------
                                   $762,782                   $680,493
                                   ========                   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
  Demand                           $138,332     3,621   3.50% $ 79,817   1,721    2.88%
  Savings                            58,635       911   2.08%   56,960     945    2.22%
  Time                              293,630    11,054   5.03%  269,760  10,847    5.38%
                                   --------   -------         -------- -------
  Total interest bearing deposits   490,597    15,586   4.25%  406,537  13,513    4.44%
Short-term borrowings                23,117       810   4.68%   44,596   1,837    5.51%
Long-term debt                       90,049     3,830   5.69%   84,777   3,608    5.69%
                                   --------   -------         -------- -------
                                    603,763    20,226   4.48%  535,910  18,958    4.73%
Non-interest bearing deposits        83,042   -------           72,713 -------
Other liabilities                     9,262                      8,330
Stockholders' equity                 66,715                     63,540
                                   --------                   --------
Total liabilities and stockholders'
  equity                           $762,782                   $680,493
                                   ========                   ========
Net interest income                           $21,692                  $20,838
                                              =======                  =======
Interest rate spread                                    3.36%                     3.58%
                                                       ======                    ======
Net interest margin                                     4.06%                     4.35%
                                                       ======                    ======

PROVISION AND ALLOWANCE FOR LOAN LOSSES

  The provision for loan losses charged to earnings was $277,000 for the third quarter of 1999 compared with $311,000 for the third quarter of last year. The provision for the first nine months of 1999 was $723,000 compared with $673,000 for 1998. The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. Although Table 4 shows that the level of non-performing assets is relatively low, the allowance for loan losses was below management's target ratio relative to loans outstanding. Therefore, management elected to increase the loan loss provision in 1999. As a result, the ratio of the allowance for loan losses to period-end loans increased from 1.10% last year to 1.20% this year. The adequacy of the allowance will continue to be examined in light of past loan loss experience, current economic conditions, volume of non-performing and delinquent loans and other relevant factors. The allowance is established at a level considered by management to be adequate to absorb potential future losses contained in the portfolio and is monitored on a continuous basis with independent formal reviews conducted semiannually. The allowance is increased by provisions charged to expense and decreased by net charge-offs. Table 3 reflects an analysis of the allowance for loan losses for the third quarter and first nine months of 1999 and 1998.


TABLE 3 - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                                            Three Months Ended  Nine Months Ended
(Amounts in thousands)                        September 30,       September 30,
                                           -------------------- ----------------------
                                             1999        1998      1999        1998
                                           --------    --------   --------   --------
Balance, beginning of period               $5,136      $4,420      $4,497     $4,247
Provision charged to operating expense        277         311         723        673
Total loans charged off                      (128)       (330)       (374)      (590)
Total recoveries                               25          12          64         83
                                          -------     -------     -------    -------
Net charge-offs                              (103)       (318)       (310)      (507)
                                          -------     -------     -------    -------
Balance, end of period                     $5,310      $4,413      $5,310     $4,413
                                          =======     =======     =======    =======
Total loans:
   Average                               $437,276    $396,383    $423,404   $394,601
   Period-end                             440,974     400,221     440,974    400,221

Ratios:
   Net charge-offs to
     average loans (annualized)               .09%        .32%       .10%        .20%
   Allowance for loan losses to
     period-end loans                        1.20%       1.10%      1.20%       1.10%


NON-PERFORMING ASSETS

  Table 4 reflects PennRock's non-performing assets at September 30, 1999, December 31, 1998 and September 30, 1998. PennRock's policy is to discontinue the accrual of interest on loans for which the principal or interest is past due 90 days or more unless the loan is well secured and corrective action has begun or the loan is in the process of collection.

  When a loan is placed on non-accrual status, any unpaid interest is charged against income. Other real estate owned represents property acquired through foreclosure.



TABLE 4 - NON-PERFORMING ASSETS
                                     September 30,  December 31, September 30,
(Amounts in thousands)                    1999          1998         1998
                                       ----------    ---------    -----------
Non-accrual loans                          $1,208        $  143       $  478
Loans accruing but 90 days past due
  as to principal or interest               1,302         1,196        1,345
                                       ----------     ---------   ----------
Total non-performing loans                  2,510         1,339        1,823
Other real estate owned                       238
                                        ---------     ---------    ---------
Total non-performing assets                $2,748        $1,339       $1,823
                                        =========     =========    =========
Ratios:
  Non-accrual loans to total loans           0.62%        0.56%         0.46%
  Non-accrual loans to total loans and
    other real estate owned                  0.62%        0.58%         0.46%
  Allowance for loan losses to
    non-performing loans                   193.23%      198.37%       242.07%


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

  Total deposits increased $50.1 million or 9.1% since year end and by $110.8 million or 22.6% from last year. Total borrowed funds increased $22.0 million since year end and decreased by $7.0 million from last year. Table 5 reflects the changes in the major classifications of deposits and borrowings by comparing the balances at the end of the third quarter of 1999 with year-end and the third quarter of 1998.


TABLE 5 - DEPOSITS AND BORROWINGS BY MAJOR CLASSIFICATION
(Amounts in thousands)
                                  September 30, December 31, September 30,
                                      1999          1998          1998
                                  ------------- ------------ -------------
Non-interest bearing                 $ 85,885      $ 88,061      $ 74,187
NOW accounts                           36,100        39,931        34,468
Money market deposit accounts         117,454        80,048        58,123
Savings accounts                       57,782        56,534        56,135
Time deposits under $100,000          263,427       248,252       236,021
                                    ---------     ---------     ---------
Total core deposits                   560,648       512,826       458,934
Time deposits of $100,000 or more      39,458        37,220        30,407
                                    ---------     ---------     ---------
Total deposits                        600,106       550,046       489,341
Short-term borrowings                  36,501        13,780        42,762
Long-term debt                         90,000        90,700        90,700
                                    ---------     ---------     ---------
Total deposits and borrowings        $726,607      $654,526      $622,803
                                    =========     =========     =========


CAPITAL RESOURCES:

  Total stockholders' equity decreased $7.4 million or 10.9% from September 30, 1998 and $6.7 million or 10.0% since year-end 1998. Stockholders' equity is impacted by changes in the unrealized market gains and losses of the securities available for sale portfolio, net of deferred taxes and is shown on the consolidated balance sheets as a component of stockholders' equity as accumulated other comprehensive income, net of tax. This portfolio had net unrealized gains in the periods ending September 30, 1998 and December 31, 1998 and a net unrealized loss in the period ending September 30, 1999.

  On June 8, 1999, the Company announced that the Board of Directors had authorized the purchase of up to 200,000 shares of its outstanding common stock. The shares are to be used for general corporate purposes including employee benefit and executive compensation plans or for the dividend reinvestment plan. As of September 30, 1999, the Company held 146,176 shares as treasury stock.

  Table 6 shows PennRock's capital resources at September 30, 1999 and at December 31 and September 30, 1998. PennRock and its subsidiary bank exceed all minimum capital guidelines.


TABLE 6 - CAPITAL RESOURCES
                                       September 30, December 31, September 30,
                                           1999          1998          1998
                                       ------------- -----------  -------------
   Leverage ratio:
    Total capital to total
      average assets                        9.08%         9.96%         9.79%
    Tier 1 capital to total
      average assets                        8.42%         9.22%         9.15%
   Risk-based capital ratios:
    Tier 1 capital to risk weighted
      assets                               12.06%        13.71%        14.31%
    Total capital to risk weighted
      assets                               13.02%        14.77%        15.31%


                            PART II.  OTHER INFORMATION
                           ---------------------------
                    For the Quarter ended September 30, 1999
Item 1. Legal Proceedings

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

   Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

   Not applicable

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

       27. Financial Data Schedule regarding unaudited interim financial information of PennRock for the nine months ended September 30, 1999.

   (b) Reports on Form 8-K

       There were no reports on Form 8-K filed for the three months ended September 30, 1999.

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


Date: November 9, 1999        By:  /s/Melvin Pankuch
-----------------------       -----------------------------------------------
                                   Melvin Pankuch
                                   Executive Vice President and
                                   Chief Executive Officer

Date: November 9, 1999        By:  /s/George B. Crisp
------------------------      -----------------------------------------------
                                   George B. Crisp
                                   Vice President and Treasurer
                                   (Principal Financial and Accounting Officer)