Form 10-K405
period 1999-12-31
PENNROCK FINANCIAL SERVICES CORP
filed 2000-03-09
CIK 790988

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       Or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                         Commission file number 0-15040

                        PENNROCK FINANCIAL SERVICES CORP.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          PENNSYLVANIA                                  23-2400021
---------------------------------------     ------------------------------------
    (State or other jurisdiction            (IRS Employer Identification Number)
 of incorporation or organization)

          1060 Main Street
        Blue Ball, Pennsylvania                           17506
----------------------------------------    ------------------------------------
(Address of principal executive offices)                (Zip code)

Registrant's telephone number, including area code  (717) 354-4541
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of the shares of Common Stock of the Registrant held by non-affiliates of the Registrant as of February 18, 2000 was approximately $92.4 million.

As of February 18, 2000, there were 5,964,015 shares of Common Stock, Par Value $2.50 Per Share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

The Registrant's definitive Proxy Statement to be used in connection with the Annual Stockholders Meeting to be held April 25, 2000, is incorporated by reference in partial response to Part III of this report.

                        PENNROCK FINANCIAL SERVICES CORP.
                                TABLE OF CONTENTS

                                                                                                         PAGE
PART I
    Item 1.    Business....................................................................................3
    Item 2.    Properties..................................................................................8
    Item 3.    Legal Proceedings...........................................................................8
    Item 4.    Submission of Matters to a Vote of Security Holders.........................................8
    Item 4A.   Executive Officers of the Registrant........................................................8
PART II
    Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters......................10
    Item 6.    Selected Financial Data....................................................................11
    Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations......12
    Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.................................28
    Item 8.    Financial Statements and Supplementary Data................................................31
    Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures......55
PART III
    Item 10.   Directors and Executive Officers of the Registrant.........................................55
    Item 11.   Executive Compensation.....................................................................55
    Item 12.   Security Ownership of Certain Beneficial Owners and Management.............................55
    Item 13.   Certain Relationships and Related Transactions.............................................55
PART IV
    Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K............................56

SIGNATURES................................................................................................57


FORWARD LOOKING STATEMENTS

In our Annual Report, we may include certain forward looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements. In order to comply with the terms of the safe harbor, we must inform you that a variety of factors could cause PennRock's actual results and experiences to differ materially from the anticipated results or other expectations expressed in these forward looking statements. Our ability to predict the results or the effect of future plans and strategies is inherently uncertain. The risks and uncertainties that may affect the operations, performance, development and results of PennRock's business include:

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

                        PENNROCK FINANCIAL SERVICES CORP.
                                     PART I

ITEM 1.  BUSINESS

PENNROCK FINANCIAL SERVICES CORP.

PennRock Financial Services Corp. ("PennRock" or the "Registrant") is a Pennsylvania business corporation organized on March 5, 1986. It became a bank holding company when it acquired all of the common stock of Blue Ball National Bank (the "Bank") on August 1, 1986.

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

PENNROCK INSURANCE GROUP, INC.

PennRock Insurance Group, Inc. ("PIGI") is a Pennsylvania corporation formed as a wholly owned subsidiary of Blue Ball National Bank on September 22, 1998. PIGI is an insurance agency organized for the sale of annuities and other types of insurance. The Company did not begin operations until the first quarter of 1999.

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

EMPLOYEES

PennRock has no employees. The Bank employed 234 full-time and 63 part-time employees at the end of 1999.

COMPETITION

PennRock originates most of its loans to, and accepts most of its deposits from, residents and businesses located in southeastern and south-central Pennsylvania, primarily Lancaster, Berks and Chester Counties. The financial services industry in PennRock's service area continues to be extremely competitive, both among commercial banks and other financial service providers such as consumer finance companies, thrifts, investment companies, mutual funds and credit unions. Mortgage banking firms, insurance companies, brokerage companies, financial affiliates of commercial companies, and government agencies also provide competition for loans and other financial services. Some of these competitors are considerably larger and have more resources than PennRock. However, PennRock has made a significant investment in technological resources that allows us to offer a wide variety of products and services and enables us to compete with any size financial institution. As an example, in the first quarter of 1999, we introduced our internet banking services, "BBNB On-line" and "BBNB On-line for Business" on our web site, www.bbnb.com. These on-line banking services offer advanced features not offered by competitors in our market area, such as the ability for customers to view their cancelled checks over the internet.

Among the most important factors influencing PennRock's ability to compete successfully for new loans and deposits are interest rates, convenience of office locations, and quality of service. We have attempted to differentiate ourselves from other competitors by emphasizing the local and personalized nature of our services. In an effort to make our community offices more convenient to our existing and potential customers, PennRock has, on average, added one new office per year over the past ten years.

PennRock is not dependent upon a single customer or a small number of customers, the loss of which would have a materially adverse effect upon PennRock or its subsidiaries.

SUPERVISION AND REGULATION

General

PennRock is registered as a bank holding company and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System under the Bank Holding Act of 1956, as amended. As a bank holding company, PennRock's activities and those of its bank subsidiary are limited to the business of banking and activities closely related or incidental to banking. Bank holding companies are required to file periodic reports with and are subject to examination by the Federal Reserve Board. The Federal Reserve Board has issued regulations under the Bank Holding Company Act that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve Board, pursuant to such regulations, may require PennRock to stand ready to use its resources to provide adequate capital funds to its bank subsidiary during periods of financial stress or adversity.

The Bank Holding Company Act prohibits PennRock from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock, or substantially all of the assets of, any bank, or from merging or consolidating with another bank holding company, without prior approval of the Federal Reserve Board. Additionally, the Bank Holding Company Act prohibits PennRock from engaging in or from acquiring ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a non-banking business, unless such business is determined by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto. The types of businesses that are permissible for bank holding companies to own have been expanded by recent federal legislation; see discussion below.

As a Pennsylvania bank holding company for purposes of the Pennsylvania Banking Code, PennRock is also subject to regulation and examination by the Pennsylvania Department of Banking.

The Bank is a national bank and a member of the Federal Reserve System, and its deposits are insured (up to applicable limits) by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is subject to regulation and examination by the Office of the Comptroller of the Currency, and to a much lesser extent, the Federal Reserve Board and the FDIC. The Bank is also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. The Community Reinvestment Act requires the Bank to help meet the credit needs of the entire community where the Bank operates, including low and moderate income neighborhoods. The Bank's rating under the Community Reinvestment Act, assigned by the Comptroller of the Currency pursuant to an examination of the Bank, is important in determining whether the bank may receive approval for, or utilize certain streamlined procedures in, applications to engage in new activities. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

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

In addition to the risk-based capital guidelines, the Federal Reserve Board requires a bank holding company to maintain a leverage ratio of a minimum level of Tier 1 capital (as determined under the risk-based capital guidelines) equal to 3% of average total consolidated assets for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a ratio of at least 1% to 2% above the stated minimum. The Bank is subject to almost identical capital requirements adopted by the Comptroller' s Office.

Prompt Corrective Action Rules

The federal banking agencies have regulations defining the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The applicable federal bank regulator for a depository institution could, under certain circumstances, reclassify a "well-capitalized" institution as "adequately capitalized" or require an "adequately capitalized" or "undercapitalized" institution to comply with supervisory actions as if it were in the next lower category. Such a reclassification could be made if the regulatory agency determines that the institution is in an unsafe or unsound condition (which could include unsatisfactory examination ratings). PennRock and the Bank each satisfy the criteria to be classified as "well capitalized" within the meaning of applicable regulations.

Regulatory Restrictions on Dividends

The Bank may not, under the National Bank Act, declare a dividend without approval of the Comptroller of the Currency, unless the dividend to be declared by the Bank's Board of Directors does not exceed the total of: (i) the Bank's net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus. In addition, the Bank can only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed its bad debts. The Federal Reserve Board, the Comptroller and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions. The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends.

Under these policies and subject to the restrictions applicable to the Bank, the Bank could declare, during 2000, without prior regulatory approval, aggregate dividends of approximately $13.2 million, plus net profits earned to the date of such dividend declaration.

FDIC Insurance Assessments

The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measures. Under the risk-related premium schedule, the FDIC assigns, on a semiannual basis, each depository institution to one of three capital groups (well-capitalized, adequately capitalized or undercapitalized) and further assigns such institution to one of three subgroups within a capital group. The institution's subgroup assignment is based upon the FDIC's judgment of the institution's strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to measuring the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10% or greater, a Tier 1 capital to risk-based assets ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater, are assigned to the well-capitalized group. As of December 31, 1999, the Bank was well capitalized for purposes of calculating insurance assessments.

The Bank Insurance Fund is presently fully funded at more than the minimum amount required by law. Accordingly, the 2000 Bank Insurance Fund assessment rates range from zero for those institutions with the least risk, to $0.27 for every $100 of insured deposits for institutions deemed to have the highest risk. The Bank is in the category of institutions that presently pay nothing for deposit insurance. The FDIC adjusts the rates every six months.

While the Bank presently pays no premiums for deposit insurance, it is subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. Prior to 1997, only thrift institutions were subject to assessments to raise funds to pay the Financing Corporation bonds. On September 30, 1996, as part of the omnibus budget act, Congress enacted the Deposit Insurance Funds Act of 1996, which recapitalized the Savings Association Insurance Fund and provided that commercial banks would be subject to 1/5 of the assessment to which thrifts are subject for Financing Corporation bond payments through 1999. Beginning in 2000, commercial banks and thrifts are subject to the same assessment for Financing Corporation bonds. The FDIC sets the Financing Corporation assessment rate every quarter. The Financing Corporation assessment for the Bank (and all other banks) for the first quarter of 2000 is an annual rate of $.0212 for each $100 of deposits.

New Legislation

Landmark legislation in the financial services area was signed into law by the President on November 12, 1999. The Gramm-Leach-Bliley Act dramatically changes certain banking laws that have been in effect since the early part of the 20th century. The most radical changes are that the separation between banking and the securities businesses mandated by the Glass-Steagall Act has now been removed, and the provisions of any state law that prohibits affiliation between banking and insurance entities have been preempted. Accordingly, the new legislation now permits firms engaged in underwriting and dealing in securities, and insurance companies, to own banking entities, and permits bank holding companies (and in some cases, banks) to own securities firms and insurance companies. The provisions of federal law that preclude banking entities from engaging in non-financially related activities, such as manufacturing, have not been changed. For example, a manufacturing company cannot own a bank and become a bank holding company, and a bank holding company cannot own a subsidiary that is not engaged in financial activities, as defined by the regulators.

The new legislation creates a new category of bank holding company called a "financial holding company." In order to avail itself of the expanded financial activities permitted under the new law, a bank holding company must notify the Federal Reserve that it elects to be a financial holding company. A bank holding can make this election if it, and all its bank subsidiaries, are well capitalized, well managed, and have at least a satisfactory Community Reinvestment Act rating, each in accordance with the definitions prescribed by the Federal Reserve and the regulators of the subsidiary banks. Once a bank holding company makes such an election, and provided that the Federal Reserve does not object to such election by such bank holding company, the financial holding company may engage in financial activities (i.e., securities underwriting, insurance underwriting, and certain other activities that are financial in nature as to be determined by the Federal Reserve) by simply giving a notice to the Federal reserve within thirty days after beginning such business or acquiring a company engaged in such business. This makes the regulatory approval process to engage in financial activities much more streamlined than it was under prior law.

PennRock believes it qualifies to become a financial holding company, but has not yet determined whether or not it will file to become treated as one. The Federal Reserve has only recently promulgated rules implementing these provisions of the new legislation, and PennRock may wait to see what the experience of other companies is under the new rules before it makes an election.

The new law also permits certain financial activities to be undertaken by a subsidiary of a national bank. As the Bank is a national bank, some of these provisions apply directly to the Bank. Generally, for financial activities that are conducted as a principal, such as an underwriter or dealer holding an inventory, a national bank must be one of the 100 largest national banks in the United States and have its debt be rated investment grade. Because the Bank is not one of the 100 largest national banks in the United States, it is not authorized under the new law to conduct financial activities as a principal. However, the Bank may own a securities broker or an insurance agency and certain other financial agency entities under the new law. Under prior law, national banks could only own an insurance agency if it was located in a town of fewer than 5,000 residents, or under certain other conditions. Under the new law, there is no longer any restriction on where the insurance agency subsidiary of a national bank is located or does business.

In addition to the foregoing provisions of the new law that make major changes to the federal banking laws, the new legislation also makes a number of additions and revisions to numerous federal laws that affect the business of banking. For example, there is now a federal law on privacy with respect to customer information held by banks. The federal banking regulators are authorized to adopt rules regarding privacy for customer information. Banks must establish a disclosure policy for non-public customer information, disclose the policy to their customers, and give their customers the opportunity to object to non-public information being disclosed to a third party. Also, the Community Reinvestment Act has been amended by the new law to provide that small banks (those under $250 million in assets) that previously received an "outstanding" on their last CRA exam will not have to undergo another CRA exam for five years, or for four years if their last exam was "satisfactory." In addition, any CRA agreement entered into between a bank and a community group must be disclosed, with both the bank and the group receiving any grants from the bank detailing the amount of funding provided and what it was used for. The new law also requires a bank's policy on fees for transactions at ATM machines by non-customers to be conspicuously posted on the ATM. A number of other provisions affecting other general regulatory requirements for banking institutions were also adopted.

It is too early to tell what effect the Gramm-Leach-Bliley Act may have on PennRock and the Bank. The intent and scope of the act is positive for the financial industry, and is an attempt to modernize federal banking laws and make
U. S. institutions competitive with those from other countries. While the legislation makes significant changes in U. S. banking law, such changes may not directly affect PennRock's business unless it decides to avail itself of new opportunities available under the new law. PennRock does not expect any of the provisions of the new Act to have a material adverse effect on our existing operations, or to significantly increase its costs.

Separately from the Gramm-Leach-Bliley Act, Congress is often considering some financial industry legislation. PennRock cannot predict how any new legislation, or new rules adopted by the federal banking agencies, may affect its business in the future.

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

BLUE BALL NATIONAL BANK

The principal executive office and main banking office is located in Blue Ball, Pennsylvania. An operations center, also located in Blue Ball, Pennsylvania, accommodates the Bank's data processing, accounting, human resource, and loan and deposit operations departments. These and 12 of the Bank's full service community offices are owned free and clear of any indebtedness. The land on which two of the branch offices are located is leased. The net book value of the Bank's premises and equipment as of December 31, 1999 is $13.3 million.

ITEM 3. LEGAL PROCEEDINGS

Various legal actions or proceedings are pending involving PennRock or its subsidiaries. Management believes that the aggregate liability or loss, if any, will not be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1999.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of all of the executive officers of PennRock as of February 18, 2000, are listed below, along with the positions with PennRock and Blue Ball National Bank held by each of them during the past five years. Officers are elected annually by the Board of Directors.


                                                                     POSITION AND EXPERIENCE
           NAME                   AGE                                  DURING PAST 5 YEARS
----------------------------    --------     -------------------------------------------------------------------------
Norman Hahn                       63         PennRock Financial Services Corp.:
                                               Chairman of the Board (January 1991 to date)
                                             Blue Ball National Bank:
                                               Chairman of the Board (January 1991 to date)

Glenn H. Weaver                   65         PennRock Financial Services Corp.:
                                               President (April 1989 to date)

Robert K. Weaver                  51         PennRock Financial Services Corp.:
                                               Secretary (March 1986 to date)
                                             Blue Ball National Bank:
                                               Secretary (1977 to date)

Melvin Pankuch                    60         PennRock Financial Services Corp.:
                                               Executive Vice President and Chief Executive Officer
                                               (April 1989 to date)
                                             Blue Ball National Bank:
                                               President and Chief Executive Officer (April 1988 to date)

George B. Crisp                   52         PennRock Financial Services Corp.:
                                               Vice President and Treasurer (April 1989 to date)
                                             Blue Ball National Bank:
                                               Senior Vice President - Operations (July 1993 to date)
                                               Chief Financial Officer (July 1987 to date)

Joseph C. Spada                   49         Blue Ball National Bank:
                                               Senior Vice President - Banking Sales/Service (July 1993 to date)

Michael H. Peuler                 49         Blue Ball National Bank:
                                               Senior Vice President - Trust Services (April 1995 to date)
                                               Vice President - Trust Services (June 1993 to April 1995)

                        PENNROCK FINANCIAL SERVICES CORP.
                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The price of PennRock's common stock ranged from $17.25 to $23.88 in 1999 and from $19.50 to $27.50 in 1998. The book value per share was $9.97 as of December 31, 1999 and $11.14 as of December 31, 1998. The prices listed below represent the high, low and quarter ending prices for stock trades reported during each quarter.

                                                       Quarter        Per Share
                        High            Low              End           Dividend
                    ------------    ------------     ------------    ------------
1999

FIRST QUARTER          $23.88          $21.75           $22.50           $.15
SECOND QUARTER          22.50           20.88            22.00            .15
THIRD QUARTER           22.88           21.75            22.75            .15
FOURTH QUARTER          22.75           17.50            17.50            .17

1998

First quarter          $26.75          $19.50           $25.25           $.13
Second quarter          27.50           25.75            26.50            .13
Third quarter           26.75           21.25            22.00            .13
Fourth quarter          24.50           21.25            24.00            .21

PennRock maintains a Dividend Reinvestment Plan for eligible shareholders who elect to participate in the Plan. A copy of the Prospectus for this Plan may be obtained by writing to:

    Glenn H. Weaver, President
    PennRock Financial Services Corp.
    P.O. Box 580
    Blue Ball, PA  17506

ITEM 6. SELECTED FINANCIAL DATA

In thousands, except per share data
                                               1999             1998           1997             1996            1995
                                           -----------     ------------    ------------     -----------     ------------
FOR THE YEAR:

Interest income                                $54,783        $50,643         $45,618          $40,599          $38,404
Interest expense                                28,137         25,458          21,878           18,916           19,393
Net interest income                             26,646         25,185          23,740           21,683           19,011
Provision for loan losses                        1,026          1,225             258              600              360
Non-interest income                              6,159          5,087           5,105            3,863            3,199
Non-interest expense                            18,566         17,451          16,665           14,725           13,520
Income from continuing operations,
  net of tax                                    10,710          9,615           9,315            7,608            6,182
Loss from discontinued operations,
  net of tax                                                                   (1,555)            (801)
Net income                                      10,710          9,615           7,760            6,807            6,182
Per share:
  Income from continuing operations,
    net of tax                                    1.79           1.59            1.54             1.25             1.02
  Loss from discontinued operations,
    net of tax                                                                   (.26)            (.13)
  Net income                                      1.79           1.59            1.28             1.12             1.02
Cash dividends                                     .62            .60             .49              .45              .41
Book value as of year-end                         9.97          11.14           10.10             8.90             8.52
Market value as of year-end                      17.50          24.00           19.25            16.13            16.63

AS OF YEAR-END:
Securities                                     309,462        273,722         224,408          186,026         196,029
Loans                                          460,065        407,787         382,359          319,354         298,025
Earning assets                                 766,714        683,670         604,610          508,265         497,366
Total assets                                   842,446        730,531         649,089          547,603         532,082
Deposits                                       631,415        550,046         492,795          451,467         417,929
Short-term borrowings                           53,207         13,780          12,832           22,106          47,476
Long-term debt                                  90,000         90,700          77,000           14,000           9,000
Stockholders' equity                            59,233         66,911          61,267           53,729          51,674
Full time equivalent employees                     271            255             238              277             217
Number of shares outstanding                 5,941,767      6,006,845       6,066,660        6,037,419       6,062,412

SELECTED RATIOS:
Return on average assets:
  From continuing operations                      1.37%          1.39%           1.54%            1.40%           1.21%
  From net income                                 1.37           1.39            1.28             1.25            1.21
Return on average equity:
  From continuing operations                     16.39          14.86           16.47            14.67           13.41
  From net income                                16.39          14.86           13.72            13.12           13.41
Efficiency ratio                                 54.03          53.74           56.59            57.60           60.45
Net interest margin (tax equivalent)              4.02           4.36            4.48             4.48            4.09
Total capital to average assets                   9.01           9.96           10.46            10.62           10.46
Total capital to risk-weighted assets            12.80          14.77           14.22            16.08           16.97
Price to earnings                                 9.78          15.09           15.19            14.40           16.30
Market to book value                              1.76           2.15            1.92             1.81            1.95
Allowance for loan losses to loans                1.20           1.20            1.11             1.26            1.23
Non-performing loans to loans                      .43            .33             .56              .35             .41
Dividend payout ratio                            34.52          37.70           38.29            39.99           40.12

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section presents management's discussion and analysis of the financial condition and results of operations of PennRock Financial Services Corp., a bank holding company ("PennRock"), its subsidiary, Blue Ball National Bank ("the Bank"), and the Bank's subsidiaries, PennRock Insurance Group, Inc. ("PIGI"), and, for 1997, Atlantic Regional Mortgage Corporation ("ARMCO"). This discussion and analysis should be read in conjunction with the financial statements and other financial data presented elsewhere in this Annual Report. The following discussion is intended to focus on certain financial data that might not otherwise be readily apparent.

RESULTS OF OPERATIONS

OVERVIEW

PennRock Financial Services Corp. recorded net income of $10.7 million or $1.79 per share in 1999, an increase of 11.4% from net income of $9.6 million or $1.59 per share recorded in 1998. Net income was $7.7 million or $1.28 per share in 1997. Return on average assets was 1.37% in 1999, 1.39% in 1998 and 1.28% in 1997. Return on average equity was 16.39% in 1999, 14.86% in 1998 and 13.72% in 1997.

Average earning assets increased $80.0 million or 12.3% during 1999, while average interest bearing liabilities grew $80.0 million or 14.8%. The average yield on earning assets decreased from 8.28% in 1998 to 7.88% in 1999, while the average yield on paying liabilities decreased from 4.69% in 1998 to 4.52% in 1999. PennRock's net interest income on a fully taxable equivalent basis increased $1.0 million or 3.6% during 1999 and $3.4 million or 13.7% in 1998. The net interest margin was 4.02% in 1999, 4.36% in 1998 and 4.48% in 1997.

The provision for loan losses decreased from $1.2 million in 1998 to $1.0 million in 1999. The provision for loan losses was $258,000 in 1997.

Non-interest income from sources other than realized securities gains increased $765,000 or 19.8% in 1999 compared with an increase of $245,000 or 6.8% in 1998 and an increase of $921,000 or 34.2% in 1997. Fees earned from fiduciary activities and service charges on deposit accounts contributed to these increases. In 1999, the increase in cash surrender value of Bank Owned Life Insurance ("BOLI") totaling $451,000 is included in other non-interest income.

Non-interest expenses increased $1.1 million or 6.4% in 1999. Non-interest expenses increased $786,000 or 4.7% in 1998 and $1.9 million or 13.2% in 1997.

Income in 1997 was negatively impacted by the discontinued operations of the Bank's mortgage subsidiary, ARMCO. ARMCO was organized as a full service mortgage banking company on February 29, 1996 to originate and sell residential mortgage loans. By the end of 1996, ARMCO had grown to five offices covering parts of Pennsylvania, Maryland, Washington DC and northern Virginia. In 1997, ARMCO continued to grow, adding five new offices and expanding its market area to include central and southern Virginia and parts of North and South Carolina. However, despite its growth, ARMCO was never able to generate sufficient volumes of mortgage originations to cover its fixed costs.

After ARMCO had recorded losses for each of the first eight months of 1997, management made the decision, in September 1997, to attempt to sell or, failing that, to close ARMCO. On September 30, 1997, after negotiations with several prospective purchasers ended, ARMCO's Board of Directors adopted a formal liquidation plan that called for operations of ARMCO to be finalized by December 31, 1997. For the year ended December 31, 1997, ARMCO realized a net loss, including shutdown and liquidation costs, of $1.6 million or $.26 per share. In accordance with the provisions of APB 30, the operating results of ARMCO have been segregated from continuing operations and reported separately as discontinued operations in the statement of income for 1997.

NET INTEREST INCOME

Net interest income is the amount by which interest income on loans, investments and other earning assets exceeds interest paid on deposits and other interest bearing liabilities. Net interest income is the primary source of revenue for PennRock. The amount of net interest income is affected by changes in interest rates and the balances of the various types of earning assets and interest bearing liabilities. For comparative purposes, and throughout this discussion unless otherwise noted, net interest income and corresponding yields are shown on a taxable equivalent basis. This adjustment will give effect to the interest earned on tax-exempt loans and investments by an amount equivalent to the federal income taxes, which would have been paid if the income received on these assets were taxable at the statutory rate of 34% for 1999, 1998, and 1997.

Net interest income is the product of the volume of average earning assets and the average rates earned on them, less the volume of average interest bearing liabilities and the average rates paid on them. Table 1 presents average balances, taxable equivalent interest income and expense and rates for PennRock's assets and liabilities. The net average assets of ARMCO for 1997 have been reported as "Net assets of discontinued subsidiary." Interest income and expense relative to this balance has been eliminated from the following tables and throughout this discussion.

TABLE 1 - AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE SUMMARY (Taxable equivalent basis)

In thousands                               1999                           1998                          1997
                               ------------------------------ ----------------------------  ------------------------------
                                AVERAGE              AVERAGE   Average             Average   Average             Average
                                BALANCE    INTEREST   RATE     Balance   Interest   Rate     Balance    Interest   Rate
                               ----------- -------- --------- ---------- --------  -------  ----------- -------- ---------
ASSETS
Short-term investments           $  4,250   $   197    4.64%    $  2,720  $   148    5.44%    $ 17,025   $   953    5.60%
Mortgages held for sale             2,797       202    7.22        1,910      159    8.32          944        64    6.78
Securities available for
sale:
   U.S. Treasury and agency       124,060     8,253    6.65      101,710    6,862    6.75      118,551     7,478    6.31
   State and municipal             93,147     7,587    8.15      109,448    8,975    8.20       57,382     5,038    8.78
   Other                           75,201     4,644    6.18       37,680    2,142    5.68       13,068       804    6.15
                                 --------   -------             --------  -------             --------   -------
   Total securities available
     for sale                     292,408    20,484    7.01      248,838   17,979    7.23      189,001    13,320    7.05
Loans: (1)
   Mortgage                       247,909    20,780    8.38      225,596   20,081    8.90      194,428    17,975    9.25
   Commercial                     104,876     9,203    8.78      101,125    9,168    9.07       92,974     8,707    9.36
   Consumer (2)                    76,274     6,547    8.58       68,356    6,174    9.03       60,060     5,693    9.48
                                 --------   -------             --------  -------             --------   -------
   Total loans                    429,059    36,530    8.51      395,077   35,423    8.97      347,462    32,375    9.32
                                 --------   -------             --------  -------             --------   -------
Total earning assets              728,514    57,413    7.88      648,545   53,709    8.28      554,432    46,712    8.43
                                            -------                       -------                        -------
Other assets                       51,122                         41,419                        35,343
Net assets of discontinued
  subsidiary                                                                                    15,836
                                 --------                       --------                      --------
Total assets                     $779,636              7.36%    $689,964             7.78%    $605,611              7.71%
                                 ========              ====     ========             ====     ========              ====
LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest bearing deposits:
   Demand                        $142,980     5,113    3.58%    $ 86,027    2,569    2.99%    $ 70,513     1,774    2.52%
   Savings                         58,412     1,198    2.05       56,814    1,260    2.22       58,823     1,304    2.22
   Time                           299,533    15,155    5.06      272,835   14,560    5.34      269,029    14,554    5.41
                                 --------   -------             --------  -------             --------   -------
   Total interest bearing
     deposits                     500,925    21,466    4.29      415,676   18,389    4.42      398,365    17,632    4.43
Short-term borrowings              31,059     1,511    4.86       40,271    2,162    5.37       26,601     1,390    5.23
Long-term debt                     90,228     5,160    5.72       86,270    4,907    5.69       50,293     2,836    5.64
                                 --------   -------             --------  -------             --------   -------
Total interest bearing
liabilities                       622,212    28,137    4.52      542,217   25,458    4.69      475,259    21,858    4.60
                                            -------                       -------                        -------
Non-interest bearing
   demand deposits                 83,382                         74,486                        65,631
Other liabilities                   8,706                          8,564                         8,159
Stockholders' equity               65,336                         64,697                        56,562
                                 --------                       --------                      --------
Total liabilities and
   stockholders' equity          $779,636              3.61%    $689,964             3.69%    $605,611              3.61%
                                 ========              ====     ========             ====     ========              ====
Net interest income                         $29,276                       $28,251                        $24,854
                                           ========                      =========                      ========
Interest rate spread                                   3.36%                         3.59%                          3.83%
Effect of non-interest
   bearing funds                                        .66                           .77                            .65
                                                       ----                          ----                           ----
Net interest margin                                    4.02%                         4.36%                          4.48%
                                                       ====                          ====                           ====


(1) Interest income on loans includes fees of $1,039,000 in 1999, $961,000 in 1998 and $984,000 in 1997. Average loan balances exclude non-accrual loans.
(2) Consumer loans outstanding net of unearned income.

Table 2 presents the net interest income on a fully taxable equivalent basis for the years ended December 31, 1999, 1998 and 1997.

TABLE 2 - NET INTEREST INCOME


In thousands                                          1999          1998          1997
                                                     -------       -------       -------
Total interest income                                $54,783       $50,643       $44,944
Total interest expense                                28,137        25,458        21,858
                                                     -------       -------       -------
Net interest income                                   26,646        25,185        23,086
Tax equivalent adjustment                              2,630         3,066         1,768
                                                     -------       -------       -------
Net interest income (fully taxable equivalent)       $29,276       $28,251       $24,854
                                                     =======       =======       =======

Net interest income on a fully taxable equivalent basis was $29.3 million in 1999, an increase of $1.0 million or 3.6% from the $28.3 million earned in 1998. Taxable equivalent net interest income in 1998 increased $3.4 million or 13.7% from $24.9 million in 1997.

Changes in interest rates as well as changes in average balances (or volumes) of earning assets and paying liabilities have an impact on the amount of net interest income earned and the net interest margins realized by PennRock from year-to-year. By isolating the effect that changes in rates have on net interest income from the effect of changes in volume, we can analyze the degree that each influences the change in net interest income and net interest margins. Table 3 analyzes the changes in the volume and rate components of net interest income. During 1999, net interest income increased $3.4 million due to changes in volume and decreased $2.4 million due to changes in interest rates. In 1998, net interest income increased $4.7 million due to changes in volume and decreased by $1.2 million due to changes in interest rates.

TABLE 3 - VOLUME AND RATE ANALYSIS OF CHANGES IN INTEREST INCOME
(Taxable equivalent basis)


In thousands                                                           Year Ended December 31,
                                          ----------------------------------------------------------------------------------
                                                  1999 OVER 1998                                  1998 over 1997
                                          --------------------------------------       -------------------------------------
                                              CHANGE DUE TO                                 Change due to
                                          ----------------------         TOTAL         ----------------------         Total
                                          VOLUME          RATE          CHANGE         Volume          Rate          Change
                                          -------        -------        -------        -------        -------        -------
Interest earned on:
   Short-term investments                 $    83        $   (34)       $    49        $  (801)       $    (4)        $ (805)
   Mortgages held for sale                     74            (31)            43             65             30             95
   Securities                               3,148           (643)         2,505          4,217            442          4,659
   Loans                                    3,047         (1,940)         1,107          4,437         (1,389)         3,048
                                          -------        -------        -------        -------        -------        -------
   Total interest income                    6,352         (2,648)         3,704          7,918           (921)         6,997
                                          -------        -------        -------        -------        -------        -------
Interest paid on:
   Interest bearing demand deposits         1,701            843          2,544            390            405            795
   Savings deposits                            35            (97)           (62)           (45)             1            (44)
   Time deposits                            1,425           (830)           595            206           (200)             6
   Short-term borrowings                     (495)          (156)          (651)           714             58            772
   Long-term debt                             225             28            253          2,029             42          2,071
                                          -------        -------        -------        -------        -------        -------
   Total interest expense                   2,891           (212)         2,679          3,294            306          3,600
                                          -------        -------        -------        -------        -------        -------
Net interest income                       $ 3,461        $(2,436)       $ 1,025        $ 4,624        $(1,227)       $ 3,397
                                          =======        =======        =======        =======        =======        =======


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

TABLE 4 - INTEREST RATE SPREAD AND NET INTEREST MARGIN ON EARNING ASSETS

(Taxable equivalent basis)

In thousands
                                            1999                         1998                            1997
                                 -------------------------    ------------------------        ------------------------
                                  AVERAGE                       Average                        Average
                                  BALANCES         RATE         Balances         Rate          Balances          Rate
                                 ------------    --------     -----------       ------        ----------        ------
Earning assets                     $728,514        7.88%        $648,545         8.28%         $554,432          8.43%
                                   ========                     ========                       ========
Interest bearing liabilities       $622,212        4.52%        $542,217         4.69%         $475,259          4.60%
                                                   ----                          ----                            ----
Interest rate spread                               3.36%                         3.59%                           3.83%
Interest free sources used
   to fund earning assets           106,302         .66%         106,328          .77%           79,173           .65%
                                   --------        ----         --------         ----          --------          ----
Total sources of funds             $728,514                     $648,545                       $554,432
                                   ========                     ========                       ========
Net interest margin                                4.02%                         4.36%                           4.48%
                                                   ====                          ====                            ====


The following discussion analyzes changes in PennRock's spreads and margins in terms of basis points. A basis point is a unit of measure for interest rates equal to .01%. One hundred basis points equal 1%.

Interest rate spreads decreased 23 basis points in 1999 while the net interest margin declined 34 basis points. Both the interest rate spread and margin were negatively impacted by a 46 basis point decline in earning asset yields and helped by a 17 basis point decline in interest bearing liability costs. Loan yields declined 47 basis points despite three separate increases in the prime rate during 1999. The competitive environment for higher quality loans required us to make such loans with rates and related loan fees lower than those realized in prior years. The yield on securities available for sale declined 22 basis points primarily due to the sale of long-term higher yielding municipal bonds and the purchase of lower yielding adjustable rate securities in anticipation of rising interest rates in an attempt to reduce our exposure to interest rate risk. The reduction in liability costs is primarily the result of higher rate certificates of deposit renewing at lower rates during the year.

Interest rate spreads decreased 24 basis points during 1998. Earning asset yields decreased 15 basis points while funding costs increased 9 basis points. The net interest margin also declined in 1998 from 4.48% in 1997 to 4.36% in 1998. The primary factor in the decline in the interest margin and spread was the 35 basis point decline in loan yields in 1998. Yields on securities increased 18 basis points primarily due to a larger investment in higher yielding tax-free municipal bonds and smaller investment in lower yielding mortgage-backed securities including collateralized mortgage obligations ("CMOs"). Rates on interest bearing demand deposits increased due to the introduction of a new money market deposit product which offset the decline in market rates. Time deposits decreased while savings rates remained unchanged during 1998. Rates on both short-term borrowings and long-term debt increased in 1998.

PROVISION FOR LOAN LOSSES

The amount of provision for loan losses that was charged against earnings was $1.0 million in 1999 compared with $1.2 million in 1998 and $258,000 in 1997. The amount of the provision is based, among other factors, on the amount of realized net credit losses. Net credit losses totaled $409,000 in 1999, $575,000 in 1998 and $140,000 in 1997. We review the adequacy of the allowance in light of past loan loss experience, current economic conditions, size and characteristics of the loan portfolio, volume of non-performing and delinquent loans and other relevant information.

The ratio of net charge-offs to average loans increased from .04% in 1997 to
 .15% in 1998 but declined to .10% in 1999. Net charge-offs in 1999 totaled 7.42% of the allowance for loan losses compared with 11.74% in 1998 and 3.30% in 1997. Non-performing loans (loans on which we have stopped accruing interest and loans 90 days or more past due which we continue to accrue interest) increased from $1.3 million at the end of 1998 to $2.0 million at the end of 1999. Non-performing loans represented .43% of total loans as of December 31, 1999 and
 .33% at the end of 1998.

NON-INTEREST INCOME

Total non-interest income increased $1.1 million or 21.1% in 1999 and declined $18,000 or .4% in 1998. Excluding net security gains, non-interest income increased $765,000 or 19.8% in 1999 compared with a $245,000 or 6.8% increase in 1998. Table 5 indicates changes in the major categories of non-interest income.

TABLE 5 - NON-INTEREST INCOME

In thousands                                           1999/1998                           1998/1997
                                      -----------------------------------------  -------------------------------------
                                                       INCREASE                              Increase
                                                      (DECREASE)                            (Decrease)
                                                   ------------------                    ----------------
                                       1999         AMOUNT       %           1998        Amount        %         1997
                                      -------      --------    ------       ------       ------      -----      ------
Service charges on deposit
   accounts                            $1,607       $   176      12.3%      $1,431       $  94         7.0%     $1,337
Other service charges and fees            251            (6)     (2.3)         257         162       170.5          95
Fiduciary activities                    1,201           243      25.4          958         154        19.2         804
Net realized gains on sales of
   available for sale securities        1,537           307      25.0        1,230        (263)      (17.6)      1,493
Mortgage banking                          259          (403)    (60.9)         662         171        34.8         491
Other                                   1,304           755     137.5          549        (336)      (38.0)        885
                                       ------       -------                 ------
Total                                  $6,159       $ 1,072      21.1%      $5,087       $ (18)        (.4)%    $5,105
                                       ======       =======     =====       ======       =====       =====      ======

Net security gains totaled $1.5 million in 1999, $1.2 million in 1998 and $1.5 million in 1997. Securities gains and losses in all three years were attributable to sales of PennRock's equity portfolio and to the sale of other securities for the purpose of adding liquidity, to control interest rate risk and reflect the Bank's active management of the available for sale security portfolio. We continuously monitor PennRock's interest rate sensitivity position and periodically restructure the security portfolio as conditions warrant such as expected changes in liquidity or projected movements in future interest rates. PennRock maintains and actively manages a portfolio of equity securities. Net equity gains totaled $505,000 in 1999, $598,000 in 1998 and $418,000 in
1997.

Fiduciary fees increased $243,000 or 25.4% in 1999 and by $154,000 or 19.2% in 1998. Assets under trust management were $274 million at the end of 1999, an increase of $50 million or 22% over assets of $224 million at the end of 1998. Trust assets increased $59 million or 36% in 1998.

Other non-interest income increased $755,000 or 137.5% in 1999 compared with a decrease of $336,000 or 38.0% in 1998. In May 1999, the Bank purchased $15 million of Bank Owned Life Insurance ("BOLI"). The increase in the cash surrender value of the BOLI is included in other non-interest income and totaled $451,000.

NON-INTEREST EXPENSE

Total non-interest expense for 1999 increased $1.1 million or 6.4% compared with a $786,000 or 4.7% increase in 1998. Salaries and employee benefits increased $1.2 million or 12.2% in 1999 and $955,000 or 10.7% in 1998. Total full-time equivalent employees increased from 238 at year-end 1997 to 255 at the end of 1998 and to 271 in 1999. The ratio of average assets (in millions) per employee was $2.55 in 1997, $2.71 in 1998 and $2.88 in 1999. The average salary expense per employee was $32,000 in 1997, $31,000 in 1998 and $30,979 in 1999.

Expenses related to occupancy, premises and equipment decreased $1,000 or .1% in 1999 and increased by $9,000 or .7% in 1998. Expenses relating to equipment, depreciation and service decreased by $63,000 in 1999 and grew by $105,000 in 1998.

Computer software expense increased $131,000 or 21.9% in 1999 and decreased $1.1 million or 64.1% in 1998. Most of the increase in 1999 is attributable to upgrades and testing of software systems in response to the century date change. The decrease in 1998 was due in part to a computer hardware and software conversion completed in 1997 which reduced 1998 operating costs and improved operating efficiencies.

Other non-interest expenses decreased $166,000 or 3.8% in 1999 and increased by $786,000 or 21.9% in 1998. Table 6 summarizes the changes in the major categories of non-interest expense.

TABLE 6 - NON-INTEREST EXPENSE

In thousands                                           1999/1998                            1998/1997
                                     ----------------------------------------- -----------------------------------------
                                                       INCREASE                              Increase
                                                      (DECREASE)                            (Decrease)
                                                   ------------------                    -----------------
                                       1999        AMOUNT        %          1998         Amount        %          1997
                                     --------      -------     -----       -------       -------     -----       -------
Salaries and employee benefits       $11,130       $ 1,214      12.2%      $ 9,916       $   955      10.7%      $ 8,961
Occupancy, net                         1,287            (1)      (.1)        1,288             9        .7         1,279
Equipment, depreciation and
   service                             1,208           (63)     (5.0)        1,271           105       9.0         1,166
Computer software expense                730           131      21.9           599        (1,069)    (64.1)        1,668
Other                                  4,211          (166)     (3.8)        4,377           786      21.9         3,591
                                     -------       -------      ----       -------       -------     -----       -------
Total                                $18,566       $ 1,115       6.4%      $17,451       $   786       4.7%      $16,665
                                     =======       =======      ====       =======       =======     =====       =======

PROVISION FOR INCOME TAXES

Income tax expense applicable to continuing operations totaled $2.5 million in 1999, $2.0 million in 1998 and $2.6 million in 1997. There was an income tax benefit of $777,000 in 1997 applicable to discontinued operations. The statutory federal tax rate was 34% each year. PennRock's effective tax rate applicable to continuing operations was 18.9% in 1999 compared to 17.1% in 1998 and 21.9% in 1997. The primary reason for the change in the effective tax rate is due to the change in tax-exempt income. For a more comprehensive analysis of income tax expense, refer to Note 11 of the Notes to Consolidated Financial Statements.

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

DISCONTINUED OPERATIONS

As discussed above, during 1997 management elected to terminate the operations of ARMCO, a subsidiary of the Bank, after two years of operations. ARMCO recorded a loss of $1.6 million (net of an income tax benefit of $777,000) or $.26 per share in 1997. In accordance with the provisions of APB 30, the operating results of ARMCO have been segregated from continuing operations and reported separately as discontinued operations in the statements of income for 1997.

FINANCIAL CONDITION

SOURCES AND USES OF FUNDS

Table 7 examines PennRock's financial condition in terms of its sources and uses of funds. Average funding uses increased $80.0 million or 12.3% in 1999 compared with an increase of $94.1 million or 17.0% in 1998.

TABLE 7 - SOURCES AND USES OF FUNDS

In thousands                                  1999                                       1998                           1997
                             ---------------------------------------     ----------------------------------------  ------------
                                              INCREASE (DECREASE)                         Increase (Decrease)
                              AVERAGE       ------------------------      Average      --------------------------      Average
                              BALANCE         AMOUNT            %         Balance        Amount             %          Balance
                             ---------      -----------      -------     ---------     -----------       --------     ---------
Funding uses:
   Short-term
     investments              $  4,250       $  1,530          56.3%      $  2,720       $(14,305)         (84.0)%     $ 17,025
   Mortgages held for
     sale                        2,797            887          46.4          1,910            966          102.3            944
   Securities available
     for sale                  292,408         43,570          17.5        248,838         59,837           31.7        189,001
   Loans                       429,059         33,982           8.6        395,077         47,615           13.7        347,462
                              --------       --------                     --------       --------                      --------
   Total uses                 $728,514       $ 79,969          12.3%      $648,545       $ 94,113           17.0%      $554,432
                              ========       ========         =====       ========       ========          =====       ========

Funding sources:
   Interest-bearing
     demand deposits          $142,980       $ 56,953          66.2%      $ 86,027       $ 15,514           22.0%      $ 70,513
   Savings deposits             58,412          1,598           2.8         56,814         (2,009)          (3.4)        58,823
   Time deposits               299,533         26,698           9.8        272,835          3,806            1.4        269,029
   Short-term
     borrowings                 31,059         (9,212)        (22.9)        40,271         13,670           51.4         26,601
   Long-term debt               90,228          3,958           4.6         86,270         35,977           71.5         50,293
   Non-interest bearing
     funds, net                106,302            (26)          0.0        106,328         27,155           34.3         79,173
                              --------       --------                     --------       --------                      --------
   Total sources              $728,514       $ 79,969          12.3%      $648,545       $ 94,113           17.0%      $554,432
                              ========       ========         =====       ========       ========          =====       ========

SECURITIES AND SHORT-TERM INVESTMENTS

Table 8 indicates the composition and maturity of the securities available for sale portfolio as of December 31, 1999. Included in the portfolio are callable agencies, state and municipal securities, mortgage-backed securities (including adjustable rate mortgage-backed securities) and CMOs that may be called, prepaid or reprice before final maturity. For mortgage-backed securities, maturity is based on average lives rather than contractual maturity. The average life to call or repricing of the portfolio was 5.2 years as of December 31, 1999 and 5.5 years as of December 31, 1998.

TABLE 8 - ANALYSIS OF SECURITIES AVAILABLE FOR SALE

In thousands                                                                                               Taxable
                                      Within       1-5        6-10       Over 10                         Equivalent
                                     One Year     Years       Years       Years    Equities     Total       Yield
                                    ---------- ----------- ---------- ----------   --------- ---------- ------------
U.S. Treasury and agency                $2,997    $10,106     $29,698  $  70,856    $          $113,657      6.66%
States and political subdivisions                   1,099                 99,426                100,525      8.27
Mortgage backed securities                          5,879      21,292                            27,171      6.62
Collateralized mortgage
   obligations                           1,773      2,455       1,965      1,943                  8,136      6.24
Corporate obligations                                                     49,626                 49,626      6.74
Equity securities                                                                    26,431      26,431
                                    ---------- ----------- ---------- ---------------------- ----------
Total (amortized cost)                  $4,770    $19,539     $52,955   $221,851    $26,431    $325,546      7.26%
                                    ========== =========== ========== ====================== ==========
Total fair value                        $4,723    $18,966     $50,952   $208,013    $26,808    $309,462
Taxable equivalent yield                  4.85%      6.02%       6.71%      7.53%

Percent of portfolio                      1.47%      6.00%      16.27%     68.14%      8.12%

Average maturity                   18.8 YEARS


Measured on an amortized cost basis, securities increased $55.8 million or 20.7% in 1999 and increased $47.6 million or 21.4% during 1998. As of December 31, 1999, securities available for sale at fair value totaled $309.5 million compared with $273.7 million at the end of 1998. During 1999, PennRock sold $79.6 million and purchased $173.6 million in available for sale securities. During 1998, PennRock sold $83.4 million in securities and purchased $199.1 million. In addition, $40.0 million in 1999 and $70.9 million in 1998 was received from securities that matured or were called and from principal repayments of mortgage-backed securities.

As of December 31, 1999, the AFS portfolio had a net unrealized loss of $16.1 million consisting of gross unrealized gains of $1.4 million and gross unrealized losses of $17.5 million. As of December 31, 1998, the AFS portfolio had a net unrealized gain of $3.9 million consisting of gross unrealized gains of $4.5 million and gross unrealized losses of $554,000. In the first and second quarters of 1999, in anticipation of rising interest rates, we sold $56 million in longer term fixed-rate securities and reinvested in adjustable rate securities at significantly lower yields. In spite of this restructuring, with longer term interest rates increasing nearly 200 basis points during the year, the net fair value of the portfolio declined $20 million.

As of December 31, 1999, PennRock had $35.3 million invested in mortgage-backed pass-through securities and CMOs compared with $43.6 million as of December 31, 1998. A mortgage-backed pass-through security depends on an underlying pool of mortgage loans to provide a cash flow pass-through of principal and interest. PennRock had $27.2 million in mortgage-backed pass-through securities as of December 31, 1999 of which $8.9 million were adjustable rate and $18.3 million were fixed rate securities. A CMO is a mortgage-backed security that is comprised of classes of bonds created by prioritizing the cash flows from the underlying mortgage pool in order to meet different objectives of investors. PennRock had $8.1 million in CMO securities at the end of both 1999 and 1998. The CMO securities held by PennRock are shorter-maturity, fixed rate bonds that have relatively low levels of prepayment risk. In addition, none of the CMOs in the portfolio was considered "high risk CMOs" as defined by banking regulations. All CMOs and mortgage-backed pass-through securities were issued by Federal agencies.

During 1999 and 1998, there were no investments in securities of any single, non-federal issues in excess of 10% of stockholders' equity.

LOANS

Table 9 presents loans outstanding, by type of loan, for the past five years. Loans increased from year-end 1998 to year-end 1999 by $52.3 million or 12.8%, compared with a $25.4 million or 6.7% increase from year-end 1997 to year-end 1998. Most of the growth in 1999 was realized in commercial real estate loans, which grew $31.6 million or 18.8%. PennRock sold $37.5 million in conforming residential mortgage loans in 1999 and $41.9 million in 1998.

TABLE 9 - LOANS OUTSTANDING, NET OF UNEARNED INCOME

In thousands                                                            December 31,
                                             --------------------------------------------------------------------
                                               1999           1998           1997           1996           1995
                                             --------       --------       --------       --------       --------
Commercial, financial and agricultural
   Commercial, secured by real estate        $199,519       $167,931       $161,939       $127,124       $106,675
   Agricultural                                 7,408          8,999         10,087          9,533         10,268
   Other                                       62,964         58,553         58,405         56,118         52,734
Real estate - construction                     26,669         17,474         22,365          9,415          8,761
Real estate - mortgage                        146,500        136,969        111,689         99,798        104,211
Consumer loans                                 17,005         17,861         17,874         17,366         15,376
                                             --------       --------       --------       --------       --------
Total loans                                  $460,065       $407,787       $382,359       $319,354       $298,025
                                             ========       ========       ========       ========       ========

TABLE 10 - LOAN MATURITIES AND INTEREST SENSITIVITY (1)

In thousands                                                DECEMBER 31, 1999
                                             ----------------------------------------------------
                                             ONE YEAR    ONE THROUGH      OVER
                                             OR LESS      FIVE YEARS    FIVE YEARS        TOTAL
                                             -------     -----------    ----------      ---------
Commercial, financial and agricultural       $ 9,951       $42,261       $217,679       $269,891
Real estate - construction                    26,669                                      26,669
                                             -------       -------       --------       --------
Total                                        $36,620       $42,261       $217,679       $296,560
                                             =======       =======       ========       ========
Loans with predetermined interest rate       $19,530       $23,626       $ 12,744       $ 55,900
Loans with variable interest rate             17,090        18,635        204,935        240,660
                                             -------       -------       --------       --------
Total                                        $36,620       $42,261       $217,679       $296,560
                                             =======       =======       ========       ========

TABLE 11 Excludes residential mortgages and consumer loans.

NON-PERFORMING ASSETS

Table 11 shows PennRock's non-performing loans for the five years ended December 31, 1999. PennRock's policy is to discontinue the accrual of interest on loans for which the principal or interest is past due 90 days or more unless the loan is well secured and corrective action has begun or the loan is in the process of collection. When a loan is placed on non-accrual status, any unpaid interest is charged against income.

TABLE 11 - NON-PERFORMING ASSETS


In thousands                                                              December 31,
                                                  --------------------------------------------------------------
                                                   1999          1998          1997           1996         1995
                                                  ------        ------        ------        ------        ------
Non-accrual loans                                 $1,114        $  143        $  288        $  795        $  862
Loans accruing but 90 days past due as to
   principal or interest                             853         1,196         1,853           311           375
                                                  ------        ------        ------        ------        ------
Total non-performing loans                         1,967         1,339         2,141         1,106         1,237
Other real estate owned                              162                          65           187           276
                                                  ------        ------        ------        ------        ------
Total non-performing assets                       $2,129        $1,339        $2,206        $1,293        $1,513
                                                  ======        ======        ======        ======        ======
Ratios:
   Non-performing loans to total loans              0.43%         0.33%         0.56%         0.35%         0.41%
   Non-performing assets to total loans and
     other real estate owned                        0.46%         0.33%         0.58%         0.40%         0.51%
   Allowance for loan losses to
     non-performing loans                         280.33%       365.72%       198.37%       366.09%       295.96%

As of December 31, 1999, PennRock did not have any loan concentrations exceeding 10% of total loans to any particular economic group or industry. The loan portfolio is well diversified as to industry and companies within each industry which helps minimize risk. Loan quality is maintained through diversification of risk, strict credit control practices and continued monitoring of the loan portfolio. As of December 31, 1999, PennRock did not have any loans outstanding to any foreign entity or government.

As of December 31, 1999, real estate acquired in foreclosure known as "other real estate owned" ("OREO") totaled $162,000 and was included in other assets on the Consolidated Balance Sheets. As of December 31, 1998, PennRock had no OREO. As of December 31, 1997, OREO totaled $65,000. Valuation reserves are established for OREO properties whenever estimated current realizable values fall below the original fair value recorded.

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

TABLE 12 - ALLOWANCE FOR LOAN LOSSES

In thousands                                                             Year Ended December 31,
                                                ------------------------------------------------------------------------
                                                  1999            1998           1997             1996            1995
                                                --------        --------        --------        --------        --------
Balance, beginning of year                      $  4,897        $  4,247        $  4,049        $  3,661        $  3,482
Provision charged to expense                       1,026           1,225             258             600             360
Loans charged off:
   Commercial, financial and agricultural            216             396              74             159             103
   Consumer                                          277             283             231             132             122
                                                --------        --------        --------        --------        --------
   Total loans charged off                           493             679             305             291             225
                                                --------        --------        --------        --------        --------
Recoveries:
   Commercial, financial and agricultural             21              51             129              49              15
   Consumer                                           63              53              36              30              29
                                                --------        --------        --------        --------        --------
   Total recoveries                                   84             104             165              79              44
                                                --------        --------        --------        --------        --------
   Net charge-offs                                   409             575             140             212             181
                                                --------        --------        --------        --------        --------
Transfer of valuation reserve from
   discontinued subsidiary                                                            80
                                                --------        --------        --------        --------        --------
Balance, end of year                            $  5,514        $  4,897        $  4,247        $  4,049        $  3,661
                                                ========        ========        ========        ========        ========

Total loans:
   Average                                      $429,059        $395,077        $347,462        $312,173        $275,960
   Year-end                                      460,065         407,787         382,359         319,354         298,025

Ratios:
   Net charge-offs to:
     Average loans                                  0.10%           0.15%           0.04%           0.07%           0.07%
     Total loans                                    0.09%           0.14%           0.04%           0.07%           0.06%
     Allowance for loan losses                      7.42%          11.74%           3.30%           5.24%           4.94%
     Provision for loan losses                     39.86%          46.94%          54.26%          35.33%          50.28%
   Allowance for loan losses to:
     Average loans                                  1.29%           1.24%           1.22%           1.30%           1.33%
     Loans as of year-end                           1.20%           1.20%           1.11%           1.26%           1.23%


The allowance for loan losses totaled $5.5 million as of December 31, 1999, an increase of 12.6% from 1998. The allowance for loan losses as a percentage of year-end loans was 1.20% as of December 31, 1999 and 1998. The provision for loan losses exceeded net charge-offs by $617,000 in 1999, by $650,000 in 1998 and by $118,000 in 1997. The allowance for loan losses as a percentage of non-performing loans was 280.33% as of December 31, 1999 and 365.72% as of December 31, 1998.

Total loans charged-off increased from $305,000 in 1997 to $679,000 in 1998 and decreased to $493,000 in 1999. Recoveries of loans previously charged-off decreased from $165,000 in 1997 to $104,000 in 1998 to $84,000 in 1999. The
ratio of net charge-offs to average loans was .04% in 1997, increased to .15% in 1998 and decreased to.10% in 1999.

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

TABLE 13 - ALLOCATION OF ALLOWANCE FOR LOAN LOSSES


                                                              December 31,
                          -----------------------------------------------------------------------------------------
                               1999               1998             1997              1996                 1995
                          --------------    --------------    ---------------   ----------------     --------------
                                   % OF              % of               % of               % of               % of
                          AMOUNT   LOANS    Amount   Loans    Amount    Loans   Amount     Loans     Amount   Loans
                          ------   -----    ------   -----    ------    -----   ------     -----     ------   -----
Commercial, financial
   and agricultural       $4,181    58.7%   $3,523   57.7%    $2,858     60.3%   $2,835     60.4%     $2,713   56.9%
Real estate -
   Construction                      5.8              4.3                 5.8                2.9                2.9
Real estate - mortgage       225    31.8       235   33.6         60     29.2        53     31.2         118   35.0
Consumer                     440     3.7       407    4.4        335      4.7       323      5.5         313    5.2
Unallocated                  668               732               994                838                  517
                          ------   -----    ------  -----     ------    -----    ------    -----      ------  -----
Total                     $5,514   100.0%   $4,897  100.0%    $4,247    100.0%   $4,049    100.0%     $3,661  100.0%
                          ======   =====    ======  =====     ======    =====    ======    =====      ======  =====

As of December 31, 1999, PennRock's recorded investment in loans considered to be impaired under Statement of Financial Accounting Standards No. 114 was $1.6 million of which $1.1 million was on non-accrual status. Included in this amount is $628,000 of impaired loans for which the related allowance is $328,000 and $970,000 for which there is no related allowance. The average recorded investment in impaired loans for 1999 was $1.2 million and the interest recognized for the year was $98,000.

As of December 31, 1998, PennRock's recorded investment in impaired loans was $889,000 of which $143,000 was on non-accrual status. Included in this amount is $668,000 of impaired loans for which the related allowance is $182,000 and $220,000 for which there is no related allowance. The average recorded investment in impaired loans for 1998 was $757,000 and the interest recognized for the year was $100,000.

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

Total deposits increased $81.4 million or 14.8% in 1999 compared with $57.3 million or 11.6% in 1998. Table 14 reflects the changes in the major classifications of deposits by comparing the year-end balances for the past five years. Table 15 reflects the maturity of large dollar deposits.

TABLE 14 - DEPOSITS BY MAJOR CLASSIFICATION

In thousands                                                        December 31,
                                        --------------------------------------------------------------------
                                          1999           1998           1997           1996           1995
                                        --------       --------       --------       --------       --------
Non-interest bearing deposits           $ 87,524       $ 88,061       $ 77,106       $ 65,537       $ 57,775
NOW accounts                              38,418         39,931         39,061         41,209         39,942
Money market deposit accounts            117,603         80,048         35,080         34,125         31,227
Savings accounts                          57,545         56,534         57,557         59,977         60,852
Time deposits under $100,000             283,309        248,252        250,364        224,071        208,022
                                        --------       --------       --------       --------       --------
Total core accounts                      584,399        512,826        459,168        424,919        397,818
Time deposits of $100,000 or more         47,016         37,220         33,627         26,548         20,111
                                        --------       --------       --------       --------       --------
Total deposits                          $631,415       $550,046       $492,795       $451,467       $417,929
                                        ========       ========       ========       ========       ========

TABLE 15 - MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

In thousands                                           December 31,
                                            ------------------------------------
                                             1999          1998           1997
                                            -------       -------       -------
Three months or less                        $19,228       $12,848       $16,857
Over three months through six months          9,786        14,151         7,226
Over six months through twelve months         9,374         8,020         6,578
Over twelve months                            8,628         2,201         2,966
                                            -------       -------       -------
Total                                       $47,016       $37,220       $33,627
                                            =======       =======       =======

The Bank maintains lines of credit with various correspondent banks to use as sources of short-term funds in addition to repurchase agreements with bank customers. Federal funds purchased and securities sold under agreements to repurchase increased from $13.7 million as of December 31, 1998 to $51.7 million as of December 31, 1999. Approximately $10 million of the short-term borrowings outstanding as of the end of 1999 were used to fund a higher than normal cash-on-hand balance in case of an above normal demand for cash by our customers as result of century date change concerns. All of this extra cash had been returned to the Federal Reserve Bank of Philadelphia by the end of the second week of 2000. The Bank also maintains a line of credit with the Federal Home Loan Bank of Pittsburgh. There were no line advances outstanding as of December 31, 1998 or 1999. The level of short-term borrowings depends on loan growth, deposit growth, current market rates and other factors. The average cost of short-term borrowings increased from 5.23% in 1997 to 5.37% in 1998 and decreased to 4.86% in 1999. Table 16 shows PennRock's short-term borrowings for the five years ended December 31, 1999.

TABLE 16 - SHORT-TERM BORROWINGS

In thousands                                                          December 31,
                                             ---------------------------------------------------------------
                                              1999          1998          1997          1996           1995
                                             -------       -------       -------       -------       -------
Federal funds purchased and securities
   sold under agreements to repurchase       $51,707       $13,742       $ 9,332       $21,136       $40,579
Advances from Federal Home Loan Bank                                       2,000                       6,500
U.S. Treasury tax and loan note                1,500            38         1,500           970           397
                                             -------       -------       -------       -------       -------
Total short-term borrowings                  $53,207       $13,780       $12,832       $22,106       $47,476
                                             =======       =======       =======       =======       =======


CAPITAL RESOURCES

On June 8, 1999, PennRock announced that the Board of Directors had authorized the purchase of up to 200,000 shares of PennRock's outstanding common stock. The shares are to be used for general corporate purposes including stock dividends and stock splits, executive compensation plans or for issuance under the dividend reinvestment plan. PennRock began open market repurchases of its outstanding common stock in 1995. In 1999, PennRock purchased 130,710 shares for $2.9 million and reissued 65,317 shares. In 1998, PennRock purchased 112,665 shares for $2.7 million and reissued 52,850 shares. PennRock purchased 100,083 shares for $784,000 and reissued 72,123 shares in 1997. There were 135,847 shares with a cost of $3.1 million as of December 31, 1999 and 70,454 shares with a cost of $1.7 million as of December 31, 1998 held as treasury stock.

Total stockholders' equity decreased $7.7 million or 11.5% in 1999 compared with an increase of $5.6 million or 9.2% in 1998. In 1999, stockholders' equity increased by net income of $10.7 million less dividends of $3.7 million. The change in net unrealized gains and losses on securities available for sale decreased equity by $13.2 million. In 1998, stockholders' equity increased by net income of $9.6 million less dividends of $3.6 million. The change in net unrealized gains and losses on securities available for sale increased equity by $1.1 million. The increase in 1997 was due to net income of $7.8 million less dividends of $3.0 million and by the change in net unrealized loss on securities available for sale which caused equity to increase by $2.3 million. The ratio of average equity to average assets was 8.38% in 1999, compared with 9.38% for 1998 and 9.34% in 1997. The ratio of average equity to average assets net of the SFAS 115 adjustment was 8.12% in 1999, 9.11% in 1998 and 9.46% in 1997. Internal
capital generation is calculated by multiplying return on average equity by the percentage of earnings retained. Internal capital generation amounted to 10.73% in 1999, 9.26% in 1998 and 8.47% in 1997.

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

As of December 31, 1999, the most recent notification from the Federal Reserve Bank categorized PennRock as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, PennRock must maintain minimum total risk-based capital of 10%, Tier 1 risk-based capital of 6% and Tier 1 leverage ratios of 5%. There are no conditions or events since that notification that management believes have changed this category. Table 17 shows PennRock's capital resources for the past three years.

TABLE 17 - CAPITAL RESOURCES

                                                            December 31,
                                                --------------------------------------
                                                    1999         1998        1997
                                                ------------ ------------ ------------
Leverage ratios:
   Total capital to total average assets            9.01%        9.96%       10.46%
   Tier 1 capital to total average assets           8.33%        9.22%        9.75%
Risk-based ratios:
   Common stockholders' equity to risk
     weighted assets                                9.98%       14.42%       13.76%
   Tier 1 capital to risk-weighted assets          11.84%       13.71%       13.26%
   Total capital to risk-weighted assets           12.80%       14.77%       14.22%

INTEREST RATE RISK

Information regarding interest rate risk may be found in Item 7A on pages 26 through 28 of this Annual Report under the caption "Quantitative and Qualitative Disclosures about Market Risk."

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" was issued. As amended by SFAS 137, SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier application of all the provisions of this statement are encouraged, but piecemeal adoption of the statement is not permitted. Among other things, it supersedes SFAS 80, "Accounting for Futures Contracts," SFAS 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," and SFAS 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments." It amends SFAS 107, "Disclosures about Fair Value of Financial Instruments," to include in SFAS 107 the disclosure provisions about concentrations of credit risk from SFAS 105. The provisions of this statement require that derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings.

PennRock has no plans to adopt the provisions of SFAS 133 prior to the effective date. We have determined that we currently have no instruments or contracts that meet the scope of SFAS 133. Accordingly, we expect that the adoption of this statement will have no material impact on the financial statements of PennRock.

YEAR 2000 READINESS DISCLOSURE

The year 2000 readiness issue arises from the inability of software or hardware in computer information systems with date-sensitive functions to properly recognize and accurately process date-sensitive information on and after January 1, 2000. This problem is expected to exist in computer programs that have defined dates using a two-digit year. If PennRock, its customers, or third party vendors and service providers failed to adequately address the year 2000 issue, it could have adversely affected the viability of PennRock and its products, services and competitive condition. As of the date of the preparation of this report, several weeks have passed since the century date change and we have not experienced any problems from Year 2000 issues either in our own data processing or with any of our customers or third party vendors and service providers. A summary of our efforts to address the potential problems from the Year 2000 issue follows.

In 1997, management formed a Year 2000 Project Committee (the Committee) to establish and implement a Year 2000 Plan (the Plan) to mitigate exposure to the Year 2000 issues. Goals of the Plan included identifying risks, testing software, hardware and equipment used by PennRock for Year 2000 readiness, establishing contingency plans for non-compliant systems, vendors and other service providers, implementing changes to achieve Year 2000 readiness and verifying that systems are Year 2000 compliant. The Committee reported to the Board of Directors on a monthly basis.

The Committee designed the Plan to comply with the requirements and deadlines established by the Comptroller of the Currency (the OCC). The OCC performed Year 2000 examinations of the Plan and the Committee's progress in implementing the plan.

The following is a description of the Plans phases, degree of completion and deadlines:

                                                                                   Percentage            Date
                                                                                    Complete           Completed
                                                                                 --------------     ---------------
Awareness phase:
  Establish Year 2000 Project Committee and establish Year 2000 Plan.                 100%             September,
                                                                                                          1997
Assessment phase:
  Identify all software, hardware, environmental and other systems, vendors and major business customers that could potentially be impacted
    by the Year 2000 problem.                                                         100%             September,
  Establish priorities, time frames and resource requirements.                                            1998
  Establish contingency plans.

Renovation phase:
  Complete all mission-critical software, hardware or systems upgrades or replacements.
  Monitor vendor and outside service provider progress toward Year 2000
    readiness.                                                                        100%             December,
                                                                                                          1998
Validation phase:
  Test all hardware, mission-critical software and interfaces between
    systems and to outside service providers.                                         100%               March,
                                                                                                          1999
Implementation phase:
  Have all systems tested for Year 2000 readiness or activate appropriate
    contingency plans for failed systems and processes.                               100%               June,
                                                                                                          1999

As of the end of the second quarter of 1999, the Committee had met all of its goals.


Because of the exposure to the operations of PennRock from the failure of large customers negatively impacted by the 2000 problem, the Committee also implemented a plan to assess the readiness of PennRock's largest business loan and deposit customers. A questionnaire was prepared and completed for our largest business customers.

The Committee also opened communications with other significant third parties in addition to large business customers. These third parities included vendors, utilities, correspondent financial institutions and governmental agencies. The Committee wanted to determine the extent to which these third parties were vulnerable to failures to remediate their own potential Year 2000 problems. Our plans included tasks to monitor Year 2000 remediation progress for third parties throughout 1999 and to develop contingency plans for threatened failures.

We estimate that PennRock expended approximately $300,000 from the beginning of the project in 1997 through the end of 1999 to upgrade hardware and software in order to achieve Year 2000 compliance. Some of these upgrades were actually routine maintenance enhancements or were otherwise planned and therefore only indirectly the result of Year 2000 compliance efforts.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PennRock's financial performance is impacted by, among other factors, interest rate risk and credit risk. We manage credit risk by relying on strict credit standards, loan review and adequate loan loss reserves. Interest rate risk refers to PennRock's degree of exposure to loss of earnings and market value of equity resulting from changes in market interest rates. The magnitude of this exposure depends on the severity and timing of the market rate changes and on our ability to adjust. PennRock's Asset Liability Management Committee ("the ALCO") addresses this risk. The ALCO is comprised by the senior management team. The ALCO monitors interest rate risk by modeling the estimated changes in market value of portfolio equity ("MVPE") and net interest income under various interest rate scenarios. The MVPE is the present value of expected future cash flows from assets and liabilities. The ALCO attempts to manage the various components of PennRock's balance sheet to minimize the impact of sudden and sustained changes in interest rates on MVPE and net interest income. However, the ALCO may sometimes structure the balance sheet to take advantage of expected interest rate movements.

PennRock's exposure to interest rate risk is reviewed on a monthly basis by the Board of Directors and the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine PennRock's change in net interest income and MVPE in the event of hypothetical changes in interest rates. If potential changes to MVPE and net interest income resulting from hypothetical interest rate swings are not within the limits established by the Board, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits.

The mismatch of maturities of assets and liabilities within a specific time frame is referred to as a rate sensitivity gap. If more assets than liabilities mature or reprice within the time frame, PennRock is asset sensitive. If more liabilities mature or reprice, PennRock is liability sensitive. An asset sensitive gap will benefit PennRock in a period of rising rates while a liability sensitive gap will benefit PennRock during declining rates. Gap analysis has certain limitations. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Some types of financial instruments are very sensitive to changes in market rates while others may lag behind such changes. Certain assets such as adjustable-rate loans have limits on the amount of change in interest rates in the short-term and over the life of the loan. Further, changes in interest rates may change the characteristics of certain financial instruments and cause them to react differently than expected. For example, a decrease in market rates could trigger mortgage customers to refinance their mortgages while an increase in market rates may induce customers to choose to redeem their certificates of deposit prior to maturity. These and other changes would likely cause actual results to deviate significantly from the assumptions used in calculating changes in net interest income or MVPE. While ALCO continuously monitors and adjusts the gap position to maximize profitability, the primary objective is to maintain net interest income and MVPE within self-imposed parameters for a wide range of possible changes in interest rates. The following table presents an interest sensitivity analysis of PennRock's assets and liabilities as of December 31, 1999. All interest rates are on a tax equivalent basis.

INTEREST SENSITIVITY ANALYSIS

In thousands                                                        DECEMBER 31, 1999
                                     ---------------------------------------------------------------------------------
                                                               INTEREST SENSITIVITY PERIOD
                                     ---------------------------------------------------------------------------------
                                                       MORE
                                                      THAN 3      MORE THAN    MORE THAN
                                       LESS THAN    MONTHS TO     6 MONTHS     1 YEAR TO     MORE THAN
                                       3 MONTHS      6 MONTHS     TO 1 YEAR     5 YEARS       5 YEARS        TOTAL
                                     ------------  ------------ ------------- ------------  ------------  ------------
Earning assets:
  Short-term investments               $  2,406     $            $              $             $             $  2,406
  Weighted average interest rate           5.25%                                                                5.25%

  Mortgages held for sale                   295                                                                  295
  Weighted average interest rate           6.56%                                                                6.56%

  Securities available for sale          77,635         1,664        5,744        28,553       204,917       318,513
  Weighted average interest rate           6.90%         6.50%        5.66%         6.38%         7.49%         7.21%

  Loans                                 130,794        28,795       60,873       225,619        13,984       460,065
  Weighted average interest rate           8.66%         8.15%        8.31%         8.20%         7.99%         8.34%
                                       --------     ---------    ---------      --------      --------      --------
  Total interest earning assets        $211,130     $  30,459    $  66,617      $254,172      $218,901      $781,279
                                       ========     =========    =========      ========      ========      ========

Interest bearing liabilities:
  Interest bearing demand
    deposits (1)                       $118,079     $     476    $     953      $  7,621      $ 28,578      $155,707
  Weighted average interest rate           4.55%         1.20%        1.20%         1.20%         1.20%         3.73%

  Savings deposits (2)                      719           719        1,439        11,509        43,157        57,543
  Weighted average interest rate           1.97%         1.97%        1.97%         1.97%         1.97%         1.97%

  Time deposits                         108,424        73,745       70,766        77,394            51       330,380
  Weighted average interest rate           5.06%         5.12%        5.38%         5.53%         5.23%         5.25%

  Short-term borrowings                  53,207                                                               53,207
  Weighted average interest rate           4.66%                                                                4.66%

  Long-term debt                                       25,000                     50,000        15,000        90,000
  Weighted average interest rate                         6.01%                      5.64%         5.55%         5.73%
                                       --------     ---------    ---------      --------      --------      --------
  Total interest bearing
    liabilities                        $280,429     $  99,940    $  73,158      $146,524      $ 86,786      $686,837
                                       ========     =========    =========      ========      ========      ========

Interest sensitivity gap:
  Period                               $(69,299)    $ (69,481)   $  (6,541)     $107,648      $132,115
  Cumulative                            (69,299)     (138,780)    (145,321)      (37,673)       94,442

Interest sensitive assets to
  interest sensitive liabilities
  ratio:
  Period                                  75.29%        30.48%       91.06%       173.47%       252.23%
  Cumulative                              75.29%        63.51%       67.96%        93.72%       113.75%


(1) Assumes NOW account balances are withdrawn at 5% per year based on prior experience.
(2) Assumes passbook and statement savings balances are withdrawn at 5% per year.

While the preceding table helps provide some information about PennRock's interest sensitivity, it does not predict the trends of future earnings. For this reason, we use financial modeling to forecast earnings under different interest rate projections. Interest rate sensitivity analysis is used to measure PennRock's interest rate risk by computing estimated changes in MVPE of its cash flows from assets and liabilities in the event of assumed changes in market interest rates. This analysis assesses the risk of loss in market rate sensitive instruments in the event of sudden and sustained increases and decreases in market interest rates of 100 and 200 basis points. PennRock's Board of Directors has adopted an interest rate risk policy which establishes maximum decrease in the MVPE and net interest income in the event of a sudden and sustained increase or decrease in market interest rates of 200 basis points. The following tables present PennRock's projected change in MVPE and net interest income for 100 and 200 basis point rate shocks as of December 31, 1999 and the Board's established limit. MVPE values and impact on net interest income relate to the Bank only. The assets and liabilities at the parent company level are not considered in this analysis. The exclusion of holding company assets and liabilities does not have a significant effect on the analysis of MVPE sensitivity.

CHANGES IN NET PORTFOLIO VALUE

In thousands

                                     Market value of      Computed       Percent     Board
  Change in Interest Rates          portfolio equity       Change         Change     Limit
-----------------------------     --------------------  -------------   ---------   --------
200 basis point rise                       $23,697        $(35,536)      (60.0)%     (25.0)%
100 basis point rise                        40,211         (19,022)      (32.1)%
Base rate scenario                          59,233
100 basis point decline                     73,108          13,875        23.4%
200 basis point decline                     76,679          17,445        29.5%      (25.0)%

CHANGES IN NET INTEREST INCOME

In thousands
                                    Net Interest         Computed        Percent       Board
  Change in Interest Rates            Income              Change          Change       Limit
-----------------------------     ----------------      -----------    -----------   ----------
200 basis point rise                     $25,511          $(2,403)        (8.61)%     (10.0)%
100 basis point rise                      26,686           (1,228)        (4.40)%
Base rate scenario                        27,914
100 basis point decline                   29,217            1,303          4.67%
200 basis point decline                   29,152            1,238          4.43%      (10.0)%

The preceding tables indicates that as of December 31, 1999, in the event of a sudden and sustained increase in prevailing market interest rates, both PennRock's MVPE and its net interest income would be expected to decrease. At December 31, 1999, PennRock's estimated change in MVPE given a 200 basis point rise in interest rates was above the target established by the Board of Director while the estimated change in net interest income is within target limits.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following audited consolidated financial statements are set forth in this Annual Report of Form 10-K on the following pages:

PennRock Financial Services Corp. and Subsidiaries
    Independent Auditors' Report........................................31
    Consolidated Balance Sheets.........................................32
    Consolidated Statements of Income...................................33
    Consolidated Statements of Stockholders' Equity.....................34
    Consolidated Statements of Cash Flows...............................35
    Notes to Consolidated Financial Statements..........................36



INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of PennRock Financial Services Corp.


We have audited the accompanying consolidated balance sheets of PennRock Financial Services Corp. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of PennRock's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PennRock Financial Services Corp. and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.




                                             /s/ SIMON LEVER & COMPANY

January 31, 2000
Lancaster, Pennsylvania

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

In thousands
                                                                           December 31,
                                                                    --------------------------
                                                                       1999             1998
                                                                    ---------        ---------
ASSETS
Cash and due from banks                                             $  26,455        $  19,747
Short-term investments                                                  2,406            1,166
Mortgages held for sale                                                   295            5,892
Securities available for sale (at fair value)                         309,462          273,722
Loans                                                                 460,065          407,787
   Allowance for loan losses                                           (5,514)          (4,897)
                                                                    ---------        ---------
   Net loans                                                          454,551          402,890
Premises and equipment                                                 13,294           13,383
Accrued interest receivable                                             5,878            6,142
Bank owned life insurance                                              15,435
Other assets                                                           14,670            7,589
                                                                    ---------        ---------
Total assets                                                        $ 842,446        $ 730,531
                                                                    =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
     Non-interest bearing                                           $  87,524        $  88,061
     Interest bearing                                                 543,891          461,985
                                                                    ---------        ---------
     Total deposits                                                   631,415          550,046
   Short-term borrowings                                               53,207           13,780
   Long-term debt                                                      90,000           90,700
   Accrued interest payable                                             3,599            3,235
   Other liabilities                                                    4,992            5,859
                                                                    ---------        ---------
   Total liabilities                                                  783,213          663,620
Stockholders' Equity:
   Common stock, par value $2.50 per share; authorized
     20,000,000 shares; issued 6,077,614 and 6,077,299 shares          15,194           15,193
   Surplus                                                             11,114           11,106
   Accumulated other comprehensive income, net of tax                 (10,616)           2,602
   Retained earnings                                                   46,609           39,694
   Treasury stock at cost (135,847 and 70,454 shares)                  (3,068)          (1,684)
                                                                    ---------        ---------
   Total stockholders' equity                                          59,233           66,911
                                                                    ---------        ---------
Total liabilities and stockholders' equity                          $ 842,446        $ 730,531
                                                                    =========        =========

See notes to consolidated financial statements.

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

In thousands, except per share data
                                                                           Year Ended December 31,
                                                                ----------------------------------------------
                                                                    1999              1998             1997
                                                                -----------        ----------       ----------
Interest income:
   Interest and fees on loans                                   $    36,290        $   35,185       $   32,218
   Securities available for sale:
     Taxable                                                         12,897             9,004            8,282
     Tax-exempt                                                       5,197             6,147            3,427
   Mortgages held for sale                                              202               159               64
   Other                                                                197               148            1,627
                                                                -----------        ----------       ----------
   Total interest income                                             54,783            50,643           45,618
Interest expense:
   Deposits                                                          21,466            18,389           17,632
   Short-term borrowings                                              1,511             2,162            1,390
   Long-term debt                                                     5,160             4,907            2,856
                                                                -----------        ----------       ----------
   Total interest expense                                            28,137            25,458           21,878
                                                                -----------        ----------       ----------
   Net interest income                                               26,646            25,185           23,740
Provision for loan losses                                             1,026             1,225              258
                                                                -----------        ----------       ----------
Net interest income after provision for loan losses                  25,620            23,960           23,482
                                                                -----------        ----------       ----------
Non-interest income:
   Service charges on deposit accounts                                1,607             1,431            1,337
   Other service charges and fees                                       251               257               95
   Fiduciary activities                                               1,201               958              804
   Net realized gains on sales of available for sale                  1,537             1,230            1,493
     securities
   Mortgage banking                                                     259               662              491
   Other                                                              1,304               549              885
                                                                -----------        ----------       ----------
   Total non-interest income                                          6,159             5,087            5,105
                                                                -----------        ----------       ----------
Non-interest expenses:
   Salaries and benefits                                             11,130             9,916            8,961
   Occupancy, net                                                     1,287             1,288            1,279
   Equipment depreciation and service                                 1,208             1,271            1,166
   Computer software expense                                            730               599            1,668
   Other                                                              4,211             4,377            3,591
                                                                -----------        ----------       ----------
   Total non-interest expense                                        18,566            17,451           16,665
                                                                -----------        ----------       ----------
Income from continuing operations before income taxes                13,213            11,596           11,922
Income taxes applicable to continuing operations                      2,503             1,981            2,607
                                                                -----------        ----------       ----------
Income from continuing operations                                    10,710             9,615            9,315
Discontinued operations:
  Loss from operations of discontinued subsidiary (net of
    income tax benefit of $777)                                                                         (1,555)
                                                                -----------        ----------       ----------
Net income                                                      $    10,710        $    9,615       $    7,760
                                                                ===========        ==========       ==========
Earnings per common share:
  Income from continuing operations (net of tax)                $      1.79        $     1.59       $     1.54
  Loss from discontinued operations (net of tax)                                                          (.26)
                                                                -----------        ----------       ----------
  Net income                                                    $      1.79        $     1.59       $     1.28
                                                                ===========        ==========       ==========
Weighted average number of shares outstanding                     5,971,106         6,056,650        6,062,449
                                                                ===========        ==========       ==========

Basic earnings per share and diluted earnings per share are the same for 1999, 1998 and 1997.

See notes to consolidated financial statements.

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


In thousands                                                                                      Accumulated
                                                                                                     Other
                                                   Common                Retained   Treasury     Comprehensive
                                                    Stock     Surplus    Earnings     Stock      Income (Loss)      Total
                                                  ---------- ----------- ---------- ---------- ------------------ -----------
Balance as of January 1, 1997                       $15,193    $11,153     $28,939    $  (740)       $  (816)       $53,729

Comprehensive income:
  Net income                                                                 7,760                                    7,760
   Change in net unrealized loss on
    securities available for sale, net of
    reclassification  adjustment and
    tax effects                                                                                         2,273         2,273
                                                                                                                    -------
   Total comprehensive income                                                                                        10,033
Purchase of treasury stock                                                               (784)                         (784)
Sale of treasury stock under
   dividend reinvestment plan                                      (35)        (25)     1,319                         1,259
Cash dividends declared
   ($.49 per share)                                                         (2,970)                                  (2,970)
                                                    -------    -------     -------    -------        --------       -------
Balance as of December 31, 1997                      15,193     11,118      33,704       (205)          1,457        61,267

Comprehensive income:
   Net income                                                                 9,615                                   9,615
   Change in net unrealized gains on
    securities available for sale, net of
    reclassification adjustment and
    tax effects                                                                                         1,145         1,145
                                                                                                                    -------
   Total comprehensive income                                                                                        10,760
Purchase of treasury stock                                                             (2,699)                       (2,699)
Sale of treasury stock under
   dividend reinvestment plan                                                           1,162                         1,162
Sale of treasury stock under Omnibus
   Stock Option Plan                                               (12)                    50                            38
Treasury stock issued as compensation                                                       8                             8
Cash dividends declared
   ($.60 per share)                                                         (3,625)                                  (3,625)
                                                    -------    -------     -------    -------        --------       -------
Balance as of December 31, 1998                      15,193     11,106      39,694     (1,684)          2,602        66,911

Comprehensive income:
   Net income                                                               10,710                                   10,710
   Change in net unrealized loss on
    securities available for sale, net of
    reclassification adjustment and
    tax effects                                                                                      (13,218)       (13,218)
                                                                                                                    -------
   Total comprehensive loss                                                                                          (2,508)
Purchase of treasury stock                                                             (2,933)                       (2,933)
Sale of treasury stock under
   dividend reinvestment plan                                                  (93)     1,529                         1,436
Sale of treasury stock under Omnibus
   Stock Option Plan                                                            (5)        18                            13
Treasury stock issued as compensation                     1          8                      2                            11
Cash dividends declared
   ($.62 per share)                                                         (3,697)                                  (3,697)
                                                    -------    -------     -------    -------        --------       -------
Balance as of December 31, 1999                     $15,194    $11,114     $46,609    $(3,068)       $(10,616)      $59,233
                                                    =======    =======     =======    =======        ========       =======


See notes to consolidated financial statements.

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands
                                                                                       Year Ended December 31,
                                                                            -------------------------------------------
                                                                               1999             1998             1997
                                                                            ---------        ---------        ---------
OPERATING ACTIVITIES:
   Income from continuing operations                                        $  10,710        $   9,615        $   9,315
   Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
     Provision for loan losses                                                  1,026            1,225              258
     Depreciation and amortization                                              1,191            1,162            1,065
     Amortization of deposit premium                                              100              100              105
     Premium on deposits sold                                                                                      (300)
     Accretion and amortization of securities                                    (808)          (1,535)            (379)
     Deferred income taxes                                                        (91)            (264)             104
     Net realized gains on sale of available for sale securities               (1,537)          (1,230)          (1,493)
     Proceeds from sales of mortgage loans                                     37,461           41,854           24,143
     Originations of mortgages held for sale                                  (32,237)         (46,732)         (24,139)
     Loss on sale of mortgage loans, net                                          372               23              119
     (Gain) loss on sale of equipment                                                               (3)             161
     (Increase) decrease in interest receivable                                   263           (2,348)            (465)
     Increase in interest payable                                                 363               77              400
     Increase in cash surrender value of bank owned life insurance               (435)
     Other changes, net                                                        (1,315)           2,557           (2,742)
                                                                            ---------        ---------        ---------

   Net cash provided by operating activities of continuing operations          15,063            4,501            6,152
   Net cash provided by discontinued operations                                                                   5,290
                                                                            ---------        ---------        ---------
   Net cash provided by operations                                             15,063            4,501           11,442
                                                                            ---------        ---------        ---------

INVESTING ACTIVITIES:
   Proceeds from sales of securities available for sale                        79,648           83,449          119,243
   Purchases of securities available for sale                                (173,559)        (199,136)        (172,934)
   Maturities of securities available for sale                                 40,491           70,873           20,625
   Proceeds from sale of other real estate                                        167              204              150
   Purchase of bank owned life insurance                                      (15,000)
   Net increase in loans                                                      (52,687)         (26,003)       (63,064))
   Purchases of premises and equipment                                         (1,102)          (1,932)          (3,618)
   Proceeds from sale of equipment                                                                  45               79
                                                                            ---------        ---------        ---------
   Net cash used in investing activities                                     (122,042)         (72,500)         (99,519)
                                                                            ---------        ---------        ---------

FINANCING ACTIVITIES:
   Net increase (decrease) in non-interest bearing deposits                      (537)          10,955           11,569
   Net increase in interest bearing deposits                                   81,906           46,297           29,759
   Net increase (decrease) in short-term borrowings                            39,427              948           (9,274)
   Net increase (decrease) in long-term debt                                     (700)          13,700           63,000
   Issuance of common and treasury stock                                        1,461            1,207            1,257
   Purchase of treasury stock                                                  (2,933)          (2,699)            (784)
   Cash dividends                                                              (3,697)          (3,625)          (2,970)
                                                                            ---------        ---------        ---------
   Net cash provided by financing activities                                  114,927           66,783           92,557
                                                                            ---------        ---------        ---------
   Increase (decrease) in cash and cash equivalents                             7,948           (1,216)           4,480
   Cash and cash equivalents at beginning of year                              20,913           22,129           17,649
                                                                            ---------        ---------        ---------
   Cash and cash equivalents at end of year                                 $  28,861        $  20,913        $  22,129
                                                                            =========        =========        =========

Supplemental schedule of interest and income taxes paid:
   Total interest paid                                                      $  27,774        $  25,381        $  21,458
   Total income taxes paid                                                      2,200            2,500            1,200


See notes to consolidated financial statements.

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a description of the more significant accounting policies of PennRock Financial Services Corp. and its subsidiaries.

BUSINESS:
PennRock Financial Services Corp. ("PennRock" or the "Company") is a bank holding company incorporated under the laws of Pennsylvania in 1986. Blue Ball National Bank (the "Bank"), a wholly owned subsidiary of PennRock, provides a broad range of banking, trust and other financial services to consumers, small businesses and corporations in south-central and southeastern Pennsylvania. PennRock Insurance Group, Inc. ("PIGI"), a wholly owned subsidiary of the Bank, was organized in 1998 to sell annuities and other types of insurance products. PIGI began operations in the first quarter of 1999. The Bank's mortgage banking subsidiary, Atlantic Regional Mortgage Corporation ("ARMCO") was closed in 1997.

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

A loan is considered to be impaired when it is probable that all amounts, including principal and interest, will not be collected in accordance with the contractual terms of the loan agreement. In such cases, the amount of impairment and any subsequent changes are recorded as an adjustment to the allowance for loan losses. This analysis applies to all loans, both collateralized and uncollateralized, except for large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, loans held for sale and debt securities. PennRock evaluates a loan for impairment when the loan is internally classified as substandard or doubtful. All non-accrual loans not meeting the definition of smaller balance homogeneous loans are considered impaired. PennRock generally measures impairment based upon the present value of the loan's expected future cash flows, except where foreclosure or liquidation is probable or when the primary source of repayment is provided by real estate collateral. In these circumstances, impairment is based upon the fair value of the collateral. Impairment with regard to substantially all of PennRock's impaired loans has been measured by the fair value of the underlying collateral.

ALLOWANCE FOR LOAN LOSSES:
The allowance for loan losses is maintained at a level believed adequate by Management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current domestic economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of expected future cash flows on impaired loans, which may be susceptible to significant change. The allowance for loan losses on impaired loans is one component of the methodology for determining the allowance for loan losses. Other components of the allowance for loan losses include estimated losses on specific commercial, consumer and real estate loans and general amounts based on historical loss experience. Loan losses are charged directly against the allowance for loan losses, and recoveries on previously charged off loans are added to the allowance. The allowance is increased by provisions for loan losses charged against income.

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

OTHER REAL ESTATE OWNED:
Other real estate owned represents properties acquired through customers' loan defaults. When properties are acquired through foreclosure, any excess of the loan balance at the time of foreclosure over the fair value of the real estate held as collateral is recognized as a loss and charged to the allowance for loan losses. After foreclosure, other real estate is reported at the lower of fair value at acquisition date or fair value less estimated disposal costs. Fair value is determined on the basis of current appraisals obtained from independent sources. Subsequent write-downs are charged to an allowance for other real estate established through provisions for other real estate expenses. Costs of improvements to other real estate are capitalized while costs associated with holding other real estate are charged to operations. Other real estate owned is recorded as other assets in the Consolidated Balance Sheets.

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

MORTGAGE SERVICING RIGHTS:
Mortgage loan servicing rights ("MSRs") are capitalized when acquired either through the purchase or origination of mortgage loans that are subsequently sold with servicing rights retained. PennRock recognizes MSRs retained for loans sold by allocating total costs incurred between the loan and the servicing rights based on their relative fair values. MSRs are amortized in proportion to, and over the period of, estimated net servicing income. To determine the fair value of MSRs, PennRock estimates the present value of future cash flows, incorporating numerous assumptions including servicing income, cost of servicing, discount rates, prepayment speeds and default rates.

PennRock establishes a valuation allowance for the excess of the carrying amount of capitalized MSRs over estimated fair value. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights exceed their fair value. For purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of the underlying loans including loan type, amortization type (fixed or adjustable) and note rate. Fair values in excess of the carrying amount of capitalized MSRs are not recognized. Fair values are estimated considering market prices for similar mortgage servicing rights and the discounted future net cash flows considering loan prepayment expectations, historical prepayment rates, interest rates and other economic factors. The valuation allowance may be adjusted as the value of the MSRs increase or decrease over time. The cost of the MSRs is amortized over the estimated period of net servicing revenues.

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

DEPOSIT PREMIUM:
The deposit premium is the excess of the value of deposit liabilities over cash received for the assumption of those liabilities for branch offices acquired through business combinations that are recorded using the purchase method of accounting. Included in other assets are $509,000 and $608,000 of deposit premiums as of December 31, 1999 and 1998, respectively. This premium is being amortized using the straight-line method over 10 years.

LONG-LIVED ASSETS:
PennRock evaluates long-lived assets and certain intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair-value of the asset and long-lived assets to be disposed of are reported at the lower of carrying amount or fair-value less cost to sell.

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

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

STOCK-BASED COMPENSATION:
PennRock accounts for its stock options and stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Based Compensation." Under this method, no compensation expense is recognized for stock options when the exercise price equals fair value at the date of grant. Under the provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," the fair value of a stock option is recognized as compensation expense over the service period (generally the vesting period). Since we have chosen to continue to account for stock options and stock-based compensation plans in accordance with APB 25, we must provide pro forma net income and earnings per share information as if the fair value approach of SFAS 123 had been adopted.

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

COMPREHENSIVE INCOME:
On January 1, 1998, PennRock adopted the provisions of Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which requires that an enterprise report, by major components and as a single total, the change in its net assets from transactions and economic events during the period other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. Currently, PennRock's only source of comprehensive income other than net income is the net change in the unrealized gain or loss of securities available for sale.

SEGMENT DISCLOSURE:
On January 1, 1998, PennRock adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS 131 introduces a new model for segment reporting entitled the "management approach," which focuses on the manner in which the chief decision makers organize segments within a company for making operating decisions and assessing performance. Under the management approach, reportable segments can be based upon its products, services, geographic areas, major customers and legal or management structure. Currently, management measures the performance and allocates the resources of PennRock as a single segment.

MORTGAGE BANKING ACTIVITIES:
Fees for servicing loans for investors are based on the outstanding principal balance on the loans serviced. Fees are recognized as earned and are included in the Consolidated Statements of Income under other income.


NOTE 2: RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average balances of reserves on deposit with the Federal Reserve Bank based on deposits outstanding. The amount of those required reserves as of December 31, 1999 was approximately $5.3 million. Balances maintained at the Federal Reserve Bank are included in cash and due from banks.

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 3: SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of securities available for sale are as follows:

In thousands                                                  DECEMBER 31, 1999
                                               ----------------------------------------------------
                                                              GROSS         GROSS         ESTIMATED
                                               AMORTIZED    UNREALIZED    UNREALIZED        FAIR
                                                 COST         GAINS         LOSSES          VALUE
                                               --------     ----------     ---------      ---------
U.S. Treasury securities and other
   U.S. government agencies                    $113,657       $   11       $ (7,328)       $106,340
Obligations of states and political
   subdivisions                                 100,525          106         (7,062)         93,569
U.S. agency mortgage-backed securities           27,171          141           (946)         26,366
Collateralized mortgage obligations               8,136           29           (197)          7,968
Corporate notes                                  49,626           34         (1,249)         48,411
                                               --------       ------       --------        --------
Total debt securities available for sale        299,115          321        (16,782)        282,654
Equity securities                                26,431        1,077           (700)         26,808
                                               --------       ------       --------        --------
Total securities available for sale            $325,546       $1,398       ($17,482)       $309,462
                                               ========       ======       ========        ========


                                                               December 31, 1998
                                              -------------------------------------------------------
                                                               Gross          Gross         Estimated
                                              Amortized      Unrealized     Unrealized        Fair
                                                 Cost          Gains          Losses          Value
                                               --------       -------       ---------       --------
U.S. Treasury securities and other
   U.S. government agencies                    $ 79,319       $   405        $  (245)       $ 79,479
Obligations of states and political
   subdivisions                                 122,813         3,196           (102)        125,907
U.S. agency mortgage-backed securities           35,515           449            (25)         35,939
Collateralized mortgage obligations               8,122                          (40)          8,082
Other                                             4,332            30                          4,362
                                               --------       -------        -------        --------
Total debt securities available for sale        250,101         4,080           (412)        253,769
Equity securities                                19,679           416           (142)         19,953
                                               --------       -------        -------        --------
Total securities available for sale            $269,780       $ 4,496        ($  554)       $273,722
                                               ========       =======        =======        ========


The amortized cost and fair value of debt securities as of December 31, 1999, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call obligations and mortgages underlying the mortgage-backed securities and collateralized mortgage obligations may be prepaid without any penalties.

In thousands                                   DECEMBER 31, 1999
                                             -----------------------
                                             AMORTIZED        FAIR
                                               COST           VALUE
                                             --------       --------
Due in one year or less                      $  2,997       $  2,956
Due after one year through five years          11,204         10,872
Due after five years through ten years         29,698         28,344
Due after ten years                           219,909        206,148
                                             --------       --------

                                              263,808        248,320
Mortgage backed securities                     27,171         26,366
Collateralized mortgage obligations             8,136          7,968
                                             --------       --------

Total debt securities                        $299,115       $282,654
                                             ========       ========

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

Gains and losses from sales of securities available for sale are as follows:

In thousands
                                1999           1998            1997
                               -------        -------        -------
Debt securities
   Gross gains                 $ 1,144        $   781        $ 1,420
   Gross losses                   (112)          (149)          (345)
                               -------        -------        -------
   Total debt securities         1,032            632          1,075
Equity securities, net             505            598            418
                               -------        -------        -------
Total securities gains         $ 1,537        $ 1,230        $ 1,493
                               =======        =======        =======


Proceeds from sales of securities available for sale are as follows:

In thousands
                         1999          1998           1997
                        -------       -------       --------
Debt securities         $75,071       $78,574       $112,312
Equity securities         4,577         4,875          6,931
                        -------       -------       --------
Total proceeds          $79,648       $83,449       $119,243
                        =======       =======       ========

Securities with a carrying value of $117.3 million and $27.3 million as of December 31, 1999 and 1998 were pledged to secure public and trust deposits, repurchase agreements as well as other purposes. Pledged security balances were substantially higher in 1999 than 1998 due to securities being pledged to secure sources of credit at the Federal Reserve Bank and the Federal Home Loan Bank of Pittsburgh to ensure adequate liquidity in the event of an extraordinary demand for cash by customers in the fourth quarter of 1999.


NOTE 4: LOANS

The loan portfolio net of unearned income and deferred loan fees, as of December 31, 1999 and 1998 is as follows:

In thousands
                                                1999           1998
                                              --------       --------
Commercial, financial and agricultural:
   Commercial, secured by real estate         $199,519       $167,931
   Agricultural                                  7,408          8,999
   Other                                        62,964         58,553
Real estate - construction                      26,669         17,474
Real estate - mortgage                         146,500        136,969
Consumer                                        17,005         17,861
                                              --------       --------
Total loans                                   $460,065       $407,787
                                              ========       ========

In the ordinary course of business, the Bank has loan, deposit, and other transactions with its directors, their affiliated companies, executive management and their associates (as defined), collectively referred to as related parties. Such transactions are on substantially the same terms, including interest rates and collateral (with regard to loans), as those prevailing at the time for comparable transactions with others. Activity for the related party loans for the year ended December 31, 1999, was as follows:

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

In thousands

Balance, January 1, 1999         $ 7,961
New loans                         13,909
Repayments                        (7,096)
                                 -------
Balance, December 31, 1999       $14,774
                                 =======

Included in the loan portfolio are loans on which the Bank has ceased the accrual of interest. Such loans amounted to $1.1 million and $143,000 as of December 31, 1999 and 1998, respectively. If interest income had been recorded on all non-accrual loans outstanding during the years 1999, 1998 and 1997, interest income would have been increased as shown in the following table:

In thousands
                                               1999      1998      1997
                                               ----      ----      ----
Interest which would have been recorded
   under original terms                        $226       $26       $27
Interest income recorded during the year          8         0         0
                                               ----       ---       ---
Net impact on interest income                  $218       $26       $27
                                               ====       ===       ===

As of December 31, 1999, PennRock's recorded investment in loans considered to be impaired under Statement of Financial Accounting Standards No. 114 ("SFAS 114") was $1.6 million of which $1.1 million was on non-accrual status. Included in this amount is $628,000 of impaired loans for which the related allowance is $328,000 and $970,000 for which there is no related allowance. The average recorded investment in impaired loans for 1999 was $1.2 million and the interest recognized for the year was $98,000.

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


NOTE 5: LOAN SERVICING

Mortgage loans serviced for Fannie Mae and Federal Home Loan Mortgage Corporation are not included in the accompanying Consolidated Balance Sheets. The unpaid principal balances of those loans were $170.8 million as of December 31, 1999 and $176.6 million as of December 31, 1998.

During 1999, $262,000 of originated mortgage servicing rights was capitalized and $128,000 of amortization of mortgage servicing rights was recorded. In 1998, $338,000 of originated mortgage servicing rights was capitalized and $80,000 of amortization of mortgage servicing rights was recorded. The estimated fair value of mortgage servicing rights was $652,000 as of December 31, 1999 and $479,000 as of December 31, 1998.

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 6: ALLOWANCE FOR LOAN LOSSES

During 1997, the Bank purchased $12.5 million residential mortgage loans from ARMCO on which a valuation reserve totaling $80,000 had been established. This reserve was added to the Bank's allowance for loan losses with the purchase of these loans. Changes in the allowance for loan losses were as follows:

In thousands
                                          1999           1998            1997
                                         -------        -------        -------
Balance at beginning of year             $ 4,897        $ 4,247        $ 4,049
Provision charged to expense               1,026          1,225            258
Recoveries of loans charged-off               84            104            165
                                         -------        -------        -------
                                           6,007          5,576          4,472
Loans charged off                           (493)          (679)          (305)
Transfer of valuation reserve from
   discontinued subsidiary                                                  80
                                         -------        -------        -------
Balance at end of year                   $ 5,514        $ 4,897        $ 4,247
                                         =======        =======        =======

NOTE 7: PREMISES AND EQUIPMENT

Details of premises and equipment as of December 31 are as follows:

In thousands
                                      1999             1998
                                    --------        --------

Land                                $  2,097        $  2,097
Premises                              11,114           9,394
Furniture and equipment               11,136          10,617
Construction in progress                 193           1,331
                                    --------        --------
Total cost                            25,540          23,439
Less accumulated depreciation        (11,246)        (10,056)
                                    --------        --------
Net book value                      $ 13,294        $ 13,383
                                    ========        ========

Depreciation and amortization expense was $1.6 million in 1999, $1.2 million in 1998 and $1.1 million in 1997.

Future minimum rental payments that are related to non-cancelable operating leases having initial terms in excess of one year are:

     2000              $108,000
     2001               121,000
     2002               112,000
     2003                80,000
     2004                80,000
     Thereafter         276,000

Total lease payments were $95,000, $117,000 and $145,000 in 1999, 1998 and 1997.

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 8: SHORT-TERM BORROWINGS

Federal funds purchased, securities sold under agreements to repurchase and the treasury tax and loan note generally mature within one to thirty days from the transaction date.

A summary of short-term borrowings is as follows for the years ended December 31, 1999, 1998 and 1997.

In thousands
                                                           1999            1998           1997
                                                          -------        -------        -------
Securities sold under agreements to repurchase            $ 8,107        $ 7,192        $ 9,332
Overnight federal funds purchased                           3,600          6,550
Federal Home Loan Bank borrowings                          40,000                         2,000
U. S. Treasury tax and loan note                            1,500             38          1,500
                                                          -------        -------        -------

Total short-term borrowings outstanding at year-end       $53,207        $13,780        $12,832
                                                          =======        =======        =======
Average interest rate at year-end                            4.66%          4.37%          4.87%
Maximum outstanding at any month-end                      $58,700        $69,563        $70,225
Average amount outstanding                                $31,059        $40,271        $26,601
Weighted average interest rate                               4.86%          5.37%          5.23%

PennRock controls all securities that serve as collateral for the securities sold under agreements to repurchase.

The Bank has approved federal funds lines totaling $12.0 million and a borrowing capacity of $160.4 million at the Federal Home Loan Bank of Pittsburgh (the "FHLB").

NOTE 9: LONG-TERM DEBT

Long-term debt consists of fixed rate advances from the FHLB with maturity schedules as follows:

In thousands
                  DECEMBER 31, 1999                                        December 31, 1998
------------------------------------------------------    ----------------------------------------------------
                                           INTEREST                                                Interest
   AMOUNT           MATURITY DATE            RATE           Amount           Maturity Date           Rate
--------------  -----------------------   ------------    ------------   ----------------------   ------------
                                                             $   700     January 13, 1999             5.37%
   $25,000      JUNE 5, 2000                  6.01%           25,000     June 5, 2000                 6.01
    15,000      SEPTEMBER 17, 2002            5.74            35,000     March 24, 2002               5.46
    35,000      DECEMBER 17, 2004             5.60            15,000     September 17, 2002           5.74
    15,000      APRIL 25, 2005                5.55            15,000     April 25, 2005               5.55
   -------                                                   -------
   $90,000                                                   $90,700
   =======                                                   =======

Certain of the outstanding advances have options that allow the FHLB to convert the existing fixed-rate advance to a 3-month LIBOR variable-rate advance. If the FHLB exercises its option to convert the advance, the balance may be prepaid without penalty. During 1999, the FHLB exercised its option to convert one advance totaling $35 million which we elected to prepay and replace with another convertible advance of $35 million at an interest rate of 5.60%.

NOTE 10: CAPITAL TRANSACTIONS

On June 8, 1999, PennRock announced that the Board of Directors had authorized the purchase of up to 200,000 shares of PennRock's outstanding common stock. The shares are to be used for general corporate purposes including stock dividends and stock splits, executive compensation plans or for issuance under the dividend reinvestment plan. PennRock began open market repurchases of its outstanding common stock in 1995. In 1999, PennRock purchased 130,710 shares for $2.9 million and reissued 65,317 shares. In 1998, PennRock purchased 112,665 shares for $2.7 million and reissued 52,850 shares. PennRock purchased 42,882 shares for $784,000 and

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

reissued 72,123 shares in 1997. There were 135,847 shares with a cost of $3.1 million as of December 31, 1999 and 70,454 shares with a cost of $1.7 million as of December 31, 1998 held as treasury stock.

NOTE 11: INCOME TAXES

An analysis of the provision for income taxes included in the Consolidated Statements of Income is as follows:

In thousands
                                                1999           1998           1997
                                               -------        -------        ------
Current expense                                $ 2,594        $ 2,245        $2,503
Deferred taxes                                     (91)          (264)          104
                                               -------        -------        ------
Provision for income taxes applicable to
   continuing operations                         2,503          1,981         2,607
Income tax benefit applicable to
   discontinued operations                                                     (777)
                                               -------        -------        ------
Total income tax expense                       $ 2,503        $ 1,981        $1,830
                                               =======        =======        ======

A reconciliation between the provision for income taxes from continuing operations and the amount computed by applying the statutory federal income tax rate to income from continuing operations before provision for income taxes is as follows:

                                          1999         1998         1997
                                         ------       ------        ----
Statutory federal income tax rate         34.0%        34.0%        34.0%
Tax exempt income                        (14.4)       (17.0)       (11.7)
Other, net                                 (.7)          .1          (.4)
                                         -----        -----        -----

Effective income tax rate                 18.9%        17.1%        21.9%
                                         =====        =====        =====


Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of PennRock's deferred tax liabilities and assets as of December 31, 1999 and 1998 are as follows:

In thousands
                                                               1999         1998
                                                              ------       -----
Deferred tax assets:
   Allowance for loan losses                                  $1,773       $1,563
   Alternative minimum tax credit carryforward                                112
   Net unrealized loss on securities available for sale        5,469
   Other                                                         131           91
                                                              ------       ------
   Total deferred tax assets                                   7,373        1,766
                                                              ------       ------

Deferred tax liabilities:
   Depreciation                                                  284          295
   Investment security discount                                  165          106
   Net expense from limited partnership                           58           58
   Net unrealized gain on securities available for sale                     1,340
                                                              ------       ------
   Total deferred tax liabilities                                507        1,799
                                                              ------       ------
Net deferred tax asset (liability)                            $6,866       $  (33)
                                                              ======       ======

Included in the table above is the recognition of unrealized gains and losses on certain investments in debt and equity securities accounted for under SFAS 115 for which no deferred tax expense or benefit was recognized in the Consolidated Statements of Income.

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

Management believes that it is more likely than not that the net deferred tax asset of $6.9 million will be realized since PennRock has a long history of earnings and has a carry-back potential greater than the deferred tax asset and is unaware of any reason that PennRock would not ultimately realize this asset.

NOTE 12: EMPLOYEE BENEFIT PLAN

The Bank has a non-contributory profit sharing plan covering substantially all full time employees of the Bank. Contributions made to the plan by PennRock were $906,000 in 1999, $802,000 in 1998 and $749,000 in 1997.


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

There were 1,000 shares exercisable as of December 31, 1999. All options have been adjusted to reflect stock splits since the date of grant.

                                                                    Weighted
                                                                     Average
                                                     Number of       Exercise
                                                      Shares          Price
                                                     --------        -------
Outstanding, January 1, 1999                           13,500         $21.07

   Granted                                             28,000          22.00
   Exercised                                             (750)         16.92
                                                     --------
Outstanding, December 31, 1999                         40,750         $21.78
                                                     ========         ======
Weighted average fair value of options
   granted during 1999                               $616,000
                                                     ========

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

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

A summary of PennRock's commitments and contingent liabilities as of December 31, 1999 and 1998 are as follows:

In thousands
                                                           1999         1998
                                                         --------     -------
Commitments to extend credit                             $114,262     $99,127
Financial and performance standby letters of credit        23,290      11,829
Commitments to purchase securities                                        485

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

Most of PennRock's business activity is with customers located within PennRock's defined market area. Investments in state and municipal securities may also involve government entities within PennRock's market area. The concentrations by loan type are set forth in Note 4. The distribution of commitments to extend credit approximates the distribution of loans outstanding. The Bank, as a matter of policy, does not extend credit to any single borrower or group of related borrowers in excess of 65% of its legal lending limit. As of December 31, 1999, this limit was $6,496,000.


NOTE 15: RESTRICTIONS ON RETAINED EARNINGS

Certain restrictions exist regarding the ability of the bank subsidiary to transfer funds to PennRock in the form of cash dividends. The approval of the Comptroller of the Currency is required if the total dividends declared by a national bank in any calendar year exceeds the Bank's net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank can declare dividends in 2000 without approval of the Comptroller of the Currency of approximately $13.2 million plus an additional amount equal to the Bank's net profit (as defined) for 2000 up to the date of any such dividend declaration.


NOTE 16: COMPREHENSIVE INCOME

PennRock has elected to report its comprehensive income in the Consolidated Statements of Stockholders' Equity. The only element of "other comprehensive income" applicable to PennRock is the net unrealized gain or loss on available for sale securities. The 1997 financial statements have been reclassified to reflect these changes in reporting format.

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

The components of the change in unrealized gains (losses) on securities available for sale are as follows:

In thousands
                                                                      1999           1998            1997
                                                                    --------        -------        -------
Net unrealized holding gains (losses) arising during the year       ($18,490)       $ 2,965        $ 4,937
Reclassification adjustment for gains realized in net income          (1,537)        (1,230)        (1,493)
                                                                    --------        -------        -------
Net unrealized holding gains (losses) before taxes                   (20,027)         1,735          3,444
Tax effect                                                             6,809           (590)        (1,171)
                                                                    --------        -------        -------
Net change                                                          ($13,218)       $ 1,145        $ 2,273
                                                                    ========        =======        =======

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

Quantitative measures established by regulation to ensure capital adequacy require PennRock to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that PennRock meets all capital adequacy requirements to which it is subject.

As of December 31, 1999, the most recent notification from the Federal Reserve Bank categorized PennRock as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, PennRock must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth below. There are no conditions or events since that notification that management believes have changed this category. PennRock's actual capital amounts and ratios are also presented in the table.

                                                                       To Be Well
                                                                    Capitalized Under
                                                                    Prompt Corrective               For Capital
                                             Actual                 Action Provisions            Adequacy Purposes
                                    -------------------------    -------------------------    -------------------------
                                      Amount         Ratio        Amount         Ratio         Amount         Ratio
                                    -----------    ----------    ----------    -----------    ----------    ----------
As of December 31, 1999:
   Total capital
     (to risk weighted assets)         $74,887        12.80%       $58,495         10.0%       $46,796          8.0%
   Tier 1 capital
     (to risk weighted assets)         $69,269        11.84%       $35,097          6.0%       $23,398          4.0%
   Tier 1 capital
     (to average assets)               $69,269         8.33%       $41,578          5.0%       $33,262          4.0%

As of December 31, 1998:
   Total capital
     (to risk weighted assets)         $68,504        14.77%       $45,739         10.0%       $36,591          8.0%
   Tier 1 capital
     (to risk weighted assets)         $63,607        13.71%       $27,443          6.0%       $18,295          4.0%
   Tier 1 capital
     (to average assets)               $63,607         9.22%       $34,501          5.0%       $27,601          4.0%

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of future business. The value of significant sources of income such as trust or mortgage banking operations has not been estimated. In addition, the tax effect relative to the recognition of unrealized gains and losses can have a significant impact on fair value estimates and have not been considered in any of the estimates. Accordingly, the aggregate fair value amounts do not represent the underlying value of PennRock.

We used the following methods and assumptions in estimating the fair value of PennRock's financial instruments:

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

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  Long-term debt:
    The fair values of long-term debt are estimated using discounted cash flow analyses, based on PennRock's incremental borrowing rates for similar types of borrowing arrangements.

  Accrued interest payable:
    The fair value of accrued interest payable is estimated to be the current book value.

As of December 31, 1999 and 1998, the estimated fair values of financial instruments based on disclosed assumptions are as follows:

In thousands
                                                              1999                            1998
                                                   ---------------------------       -----------------------
                                                   CARRYING           FAIR           Carrying         Fair
                                                    AMOUNT            VALUE           Amount          Value
                                                   ---------        ---------        --------       --------
Financial assets:
   Cash and due from banks                         $  26,455        $  26,455        $ 19,747       $ 19,747
   Short-term investments                              2,406            2,406           1,166          1,166
   Mortgages held for sale                               295              295           5,892          5,892
   Securities available for sale                     309,462          309,462         273,722        273,722
   Loans:
     Commercial, financial and agricultural          269,891          269,124         235,483        239,256
     Real estate - construction                       26,669           26,573          17,474         17,750
     Real estate - mortgage                          146,500          146,840         136,969        139,331
     Consumer                                         17,005           17,185          17,861         18,173
     Allowance for loan losses                        (5,514)                          (4,897)
                                                   ---------        ---------        --------       --------
     Net loans                                       454,551          459,722         402,890        414,510
   Accrued interest receivable                         5,878            5,878           6,142          6,142

Financial liabilities:
   Deposits:
     Non-interest bearing demand                      87,524           87,524          88,061         88,061
     Interest bearing demand                         156,021          156,016         119,979        119,057
     Savings                                          57,545           57,418          56,534         56,519
     Time deposits under $100,000                    283,309          283,288         248,252        249,232
     Time deposits over $100,000                      47,016           46,956          37,220         37,280
                                                   ---------        ---------        --------       --------
     Total deposits                                  631,415          631,202         550,046        550,149
   Short-term borrowings                              53,207           53,207          13,780         13,780
   Long-term debt                                     90,000           89,913          90,700         91,643
   Accrued interest payable                            3,599            3,599           3,235          3,235

Off-balance sheet financial instruments:
   Commitments to extend credit                      114,262          114,262          99,127         99,127
   Financial and performance standby letters
     of credit                                        23,290           23,290          11,829         11,829
   Commitments to purchase securities                      0                0             485            485

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 19: PARENT COMPANY ONLY FINANCIAL INFORMATION

The following represents parent only financial information:

PENNROCK FINANCIAL SERVICES CORP. (PARENT COMPANY ONLY) BALANCE SHEETS

In thousands
                                                                        December 31,
                                                                   ------------------------
                                                                     1999            1998
                                                                   --------        --------
ASSETS:
Short-term investments                                             $     99        $    304
Securities available for sale                                         7,261           5,353
Due from subsidiary                                                     765
Investment in subsidiary                                             53,102          61,825
Other assets                                                             66              22
                                                                   --------        --------
Total assets                                                       $ 60,528        $ 68,269
                                                                   ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
   Dividends payable                                               $  1,010        $  1,262
   Due to subsidiary                                                    207
   Accrued expenses and taxes                                            78              96
                                                                   --------        --------
   Total liabilities                                                  1,295           1,358
                                                                   --------        --------
Stockholders' equity:
   Common stock                                                      15,194          15,193
   Surplus                                                           11,114          11,106
   Accumulated other comprehensive income (loss), net of tax        (10,616)          2,602
   Retained earnings                                                 46,609          39,694
   Treasury stock at cost (135,847 and 70,454 shares)                (3,068)         (1,684)
                                                                   --------        --------
   Total stockholders' equity                                        59,233          66,911
                                                                   --------        --------
 Total liabilities and stockholders' equity                        $ 60,528        $ 68,269
                                                                   ========        ========


PENNROCK FINANCIAL SERVICES CORP. (PARENT COMPANY ONLY) STATEMENTS OF INCOME

In thousands
                                                                          December 31,
                                                              ------------------------------------
                                                                1999           1998          1997
                                                              --------        ------       ------
Income:
   Dividends from bank subsidiary                             $  6,200        $6,000       $4,200
   Securities available for sale                                   223           153          106
   Net realized gains on sales of available for sale
     securities                                                    505           598          363
                                                              --------        ------       ------
   Total income                                                  6,928         6,751        4,669
                                                              --------        ------       ------
General and administrative expenses                                720           670          243
                                                              --------        ------       ------
Income before income taxes and undistributed net income
   of subsidiaries                                               6,208         6,081        4,426
Income tax expense (benefit)                                       (42)           12           68
                                                              --------        ------       ------
Income before equity in undistributed net income
   of subsidiaries                                               6,250         6,069        4,358
Equity in undistributed net income of subsidiaries               4,460         3,546        3,402
                                                              --------        ------       ------
Net income                                                    $ 10,710        $9,615       $7,760
                                                              ========        ======       ======

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

PENNROCK FINANCIAL SERVICES CORP. (PARENT COMPANY ONLY) STATEMENTS OF CASH FLOWS

In thousands
                                                                      Year Ended December 31,
                                                                --------------------------------------
                                                                  1999           1998            1997
                                                                --------        -------        -------
OPERATING ACTIVITIES
   Net income                                                   $ 10,710        $ 9,615        $ 7,760
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Equity in undistributed net income from subsidiaries         (4,460)        (3,546)        (3,402)
     Net realized gain on sale of available for sale
       securities                                                   (505)          (598)          (363)
     (Increase) decrease in due from bank subsidiary                 972           (384)           268
     Other, net                                                     (299)           397            107
                                                                --------        -------        -------
   Net cash provided by operating activities                       6,418          5,484          4,370
                                                                --------        -------        -------
INVESTING ACTIVITIES
   Proceeds from sale of securities available for sale             4,577          4,875          1,156
   Purchases of securities available for sale                     (6,031)        (5,007)        (3,561)
                                                                --------        -------        -------
   Net cash used in investing activities                          (1,454)          (132)        (2,405)
                                                                --------        -------        -------
FINANCING ACTIVITIES
   Issuance of common and treasury stock                           1,461          1,207          1,257
   Acquisition of treasury stock                                  (2,933)        (2,700)          (784)
   Cash dividends paid                                            (3,697)        (3,625)        (2,968)
                                                                --------        -------        -------
   Net cash used in financing activities                          (5,169)        (5,118)        (2,495)
                                                                --------        -------        -------
   Increase (decrease) in cash and cash equivalents                 (205)           234           (530)
   Cash and cash equivalents at beginning of year                    304             70            600
                                                                --------        -------        -------
   Cash and cash equivalents at end of year                     $     99        $   304        $    70
                                                                ========        =======        =======

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 20: CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

In thousands except per share data
                                                         1999
                                   -------------------------------------------------
                                    FIRST        SECOND         THIRD        FOURTH
                                   QUARTER       QUARTER       QUARTER       QUARTER
                                   -------       -------       -------       -------
Interest income                    $12,730       $13,130       $14,093       $14,830
Interest expense                     6,413         6,504         7,309         7,911
                                   -------       -------       -------       -------
Net interest income                  6,317         6,626         6,784         6,919
Provision for loan losses              222           224           277           303
Non-interest income                  1,624         1,590         1,336         1,609
Non-interest expense                 4,235         4,536         4,644         5,151
                                   -------       -------       -------       -------
Income before income taxes           3,484         3,456         3,199         3,074
Income taxes                           778           622           644           459
                                   -------       -------       -------       -------
Net income                         $ 2,706       $ 2,834       $ 2,555       $ 2,615
                                   =======       =======       =======       =======
Net income per share               $  0.45       $  0.47       $  0.43       $  0.44
                                   =======       =======       =======       =======
Dividends declared per share       $  0.15       $  0.15       $  0.15       $  0.17
                                   =======       =======       =======       =======

                                                         1998
                                   -------------------------------------------------
                                    First         Second        Third        Fourth
                                   Quarter       Quarter       Quarter       Quarter
                                   -------       -------       -------       -------
Interest income                    $12,347       $12,552       $12,674       $13,070
Interest expense                     6,105         6,439         6,414         6,500
                                   -------       -------       -------       -------
Net interest income                  6,242         6,113         6,260         6,570
Provision for loan losses              148           214           311           552
Non-interest income                  1,015         1,546         1,271         1,255
Non-interest expense                 4,125         4,207         4,246         4,873
                                   -------       -------       -------       -------
Income before income taxes           2,984         3,238         2,974         2,400
Income taxes                           622           613           661            85
                                   -------       -------       -------       -------
Net income                         $ 2,362       $ 2,625       $ 2,313       $ 2,315
                                   =======       =======       =======       =======
Net income per share               $  0.39       $  0.43       $  0.38       $  0.38
                                   =======       =======       =======       =======
Dividends declared per share       $  0.13       $  0.13       $  0.13       $  0.21
                                   =======       =======       =======       =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                        PENNROCK FINANCIAL SERVICES CORP.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors and nominees for election to the Board of Directors is incorporated herein by reference to the Registrant's Proxy Statement for its annual meeting to be held on April 25, 2000 under the caption "Information about Nominees and Continuing Directors", and information concerning executive officers is included under Part I, Item 4A, "Executive Officers of the Registrant" of this report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning director compensation is incorporated herein by reference to the Registrant's Proxy Statement for its annual meeting to be held on April 25, 2000 under the caption "Compensation of Directors" and concerning executive compensation under the caption "Executive Compensation and Related Matters," except that information appearing under the caption "Board Report on Executive Compensation" and information appearing under the caption "Stock Performance Graph" is not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners is incorporated herein by reference to the Registrant's Proxy Statement for its annual meeting to be held on April 25, 2000, under the caption "Voting of Shares and Principal Holders Thereof" and concerning security ownership of management under the caption "Information about Nominees and Continuing Directors."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information under the caption "Transactions with Directors and Executive Officers" is incorporated herein by reference to the Registrant's Proxy Statement for its annual meeting to be held on April 25, 2000.

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

           (3)(a) Articles of Incorporation of PennRock are incorporated by reference to Exhibit 3(b) to Form 10-Q for the quarter ended June 30, 1996.

           (3)(b) Bylaws of PennRock are incorporated by reference to Exhibit 3(b) to Form 10-K for the year ended December 31, 1997.

           (10)(a) Omnibus Stock Plan is incorporated by reference to Exhibit 10(a) to Form 10-K for the year ended December 31, 1997.

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

           (10)(e)  Melvin Pankuch Employment Agreement.

           (21)     Subsidiaries of the Registrant

           (23)     Consent of Simon Lever & Company, Independent Auditors

           (27)     Financial Data Schedule

(b)        Reports on Form 8-K
           There were no reports on Form 8-K filed in the fourth quarter of 1999.

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

                                               PENNROCK FINANCIAL SERVICES CORP.
                                               ---------------------------------
                                                          (Registrant)

Dated: March 14, 2000                          By /s/ Glenn H. Weaver
                                               ---------------------------------
                                               Glenn H. Weaver, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 14th of March 2000.


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

/s/    Robert L. Spotts                                   Director
----------------------------------------
           ROBERT L. SPOTTS

/s/    Elton Horning                                      Director
----------------------------------------
             ELTON HORNING

/s/    Lewis M. Good                                      Director
----------------------------------------
             LEWIS M. GOOD

/s/    Irving E. Bressler                                 Director
----------------------------------------
          IRVING E. BRESSLER

/s/    Sandra J. Bricker                                  Director
----------------------------------------
           SANDRA J. BRICKER