Form 10-Q
period 2000-03-31
PENNROCK FINANCIAL SERVICES CORP
filed 2000-05-12
CIK 790988

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
              -------------------------------------------------------
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For Quarter Ended March 31, 2000   Commission File Number 0-15040
                         ---------------                          -------

                        PennRock Financial Services Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Pennsylvania                        23-2400021
          -------------------------------         --------------------
          (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)           Identification No.)

                   1060 Main St.
              Blue Ball, Pennsylvania                     17506
      ---------------------------------------          ----------
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

   Yes [X] No [ ]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
                       Class                   Outstanding at May 8, 2000
          ------------------------------    --------------------------------
          Common Stock ($2.50 par value)            5,964,015 Shares

                        PENNROCK FINANCIAL SERVICES CORP.
                        ---------------------------------

                                    FORM 10-Q
                                    ---------
                      For the Quarter Ended March 31, 2000

                                    Contents
                                    --------
PART I. FINANCIAL INFORMATION
-----------------------------
Item 1. Financial Statements

        Consolidated balance sheets - March 31, 2000, December 31, 1999 and March 31, 1999.

        Consolidated statements of income - Three months ended March 31, 2000 and 1999.

        Consolidated statements of comprehensive income - Three months ended March 31, 2000 and 1999.

        Consolidated statements of cash flows - Three months ended March 31, 2000 and 1999.

        Notes to condensed consolidated financial statements - March 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION
--------------------------
Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K


SIGNATURES
----------

                         PART I.  FINANCIAL INFORMATION

                      For the Quarter Ended March 31, 2000

Item 1.  Financial Statements

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                    March 31,   December 31,   March 31,
(Amounts in thousands)                2000          1999          1999
                                  ------------  -----------  -------------
                                   (Unaudited)                (Unaudited)
ASSETS
Cash and due from banks              $ 23,782      $ 26,455      $ 18,908
Short-term investments                  1,190         2,406         7,263
Mortgages held for sale                   207           295         4,422
Securities available for sale         326,466       309,462       271,080
Loans:
  Loans, net of unearned income       476,881       460,065       412,750
  Allowance for loan losses            (5,778)       (5,514)       (5,045)
                                    ---------     ---------     ---------
  Net loans                           471,103       454,551       407,750
Bank premises and equipment            13,639        13,294        13,605
Accrued interest receivable             6,448         5,878         4,589
Bank owned life insurance              15,629        15,435
Other assets                           14,237        14,670         8,852
                                    ---------     ---------     ---------
Total assets                         $872,701      $842,446      $736,424
                                    =========     =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Non-interest bearing             $ 90,099      $ 87,524      $ 82,315
    Interest bearing                  554,498       543,891       478,379
                                    ---------     ---------     ---------
    Total deposits                    644,597       631,415       560,694
  Short-term borrowings                92,237        53,207         9,299
  Long-term debt                       65,000        90,000        90,000
  Accrued interest payable              3,727         3,599         3,047
  Other liabilities                     4,733         4,992         6,203
                                    ---------     ---------     ---------
  Total liabilities                   810,294       783,213       669,243
Stockholders' Equity:
  Common stock, par value $2.50 per
    share; authorized - 20,000,000
    shares; issued - 6,077,614         15,194        15,194        15,194
  Surplus                              11,114        11,114        11,114
  Accumulated other comprehensive
    income (loss), net of tax          (9,559)      (10,616)        1,263
  Retained earnings                    48,217        46,609        41,438
  Treasury stock at cost (113,599,
    135,847 and 79,639 shares)         (2,559)       (3,068)       (1,828)
                                    ---------     ---------     ---------
  Total stockholders' equity           62,407        59,233        67,181
                                    ---------     ---------     ---------
  Total liabilities and
    stockholders' equity             $872,701      $842,446      $736,424
                                    =========     =========     =========

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                       Three Months Ended
(Amounts in thousands)                      March 31,
                                       ------------------
                                         2000       1999
                                       ------      ------
Interest income:
  Interest and fees on loans            $9,870     $8,530
  Securities:
    Taxable                              3,846      2,459
    Tax-exempt                           1,457      1,593
  Mortgages held for sale                    5         68
  Other                                     29         80
                                       -------    -------
  Total interest income                 15,207     12,730
Interest expense:
  Deposits                               6,201      4,479
  Short-term borrowings                    910        171
  Long-term debt                         1,188      1,263
                                       -------    -------
  Total interest expense                 8,299      6,413
                                       -------    -------
  Net interest income                    6,908      6,317
Provision for loan losses                  371        222
                                       -------    -------
                                         6,537      6,095
Other income:
  Service charges on deposit
    accounts                               390        377
  Other service charges and fees            62         59
  Fiduciary activities                     374        315
  Security gains (losses), net             302        493
  Mortgage banking                          84        193
  Other                                    432        187
                                       -------    -------
  Total other income                     1,644      1,624
                                       -------    -------
  Net interest and other income          8,181      7,719
                                       -------    -------
Other expenses:
  Salaries and benefits                  3,051      2,646
  Occupancy, net                           332        295
  Equipment depreciation and service       310        318
  Other                                  1,205        976
                                       -------    -------
  Total other expense                    4,898      4,235
                                       -------    -------
  Income before income taxes             3,283      3,484
Income taxes                               535        778
                                       -------    -------
Net Income                              $2,748     $2,706
                                       =======    =======
Earnings per common share               $  .46     $  .45
                                       =======    =======
Weighted average shares outstanding  6,008,404  6,008,404
                                     =========  =========

Basic earnings per share and diluted earnings per share are the same for 2000 and 1999.

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                       Three Months Ended
(Amounts in thousands)                      March 31,
                                       ------------------
                                         2000       1999
                                       ------      ------
Net income                              $2,748     $2,706
Other comprehensive income, net of tax:
  Unrealized gains (losses) on
    securities available for sale:
    Gains (losses) arising during the
      year, net of (tax) tax benefit
      of ($647,000) and $522,000         1,256     (1,014)
    Reclassification adjustment for
      gains included in net income,
      net of tax of $103,000 and
      $168,000                            (199)      (325)
                                       -------    -------
Other comprehensive income (loss)        1,057     (1,339)
                                       -------    -------
Comprehensive income                    $3,805     $1,367
                                       =======    =======

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                 Three Months Ended
                                                      March 31,
(Amounts in thousands)                         -----------------------
                                                 2000           1999
                                               ---------      ---------
Net cash provided by operations                  $ 1,924        $ 5,107
Investing activities:
   Proceeds from sales of securities available
     for sale                                      9,196         29,614
   Purchases of securities available for sale    (25,678)       (52,033)
   Maturities of securities available for sale     1,643         23,760
   Net increase in loans                         (16,923)        (5,036)
   Purchases of premises and equipment              (632)          (525)
                                                --------       --------
     Net cash used in investing activities       (32,394)        (4,220)
Financing activities:
   Net increase (decrease) in non-interest
     bearing deposits                              2,575         (5,746)
   Net increase in interest bearing deposits      10,607         16,394
   Increase (decrease) in short-term borrowings   39,030         (4,481)
   Decrease in long-term debt                    (25,000)          (700)
   Issuance of treasury stock                        383            451
   Acquisition of treasury stock                       0           (647)
   Cash dividends                                 (1,014)          (900)
                                                --------       --------
     Net cash provided by financing activities    26,581          4,371
                                                --------       --------
     Increase (decrease) in cash and
       cash equivalents                           (3,889)         5,258
     Cash and cash equivalents,
       beginning of year                          28,861         20,913
                                                --------       --------
     Cash and cash equivalents, end of period    $24,972        $26,171
                                                ========       ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2000

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

   The information contained in the financial statements is unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of interim periods have been made. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

   The accounting policies of PennRock Financial Services Corp. and Subsidiaries, as applied in the consolidated interim financial statements presented, are substantially the same as those followed on an annual basis as presented in the 1999 Annual Report to shareholders.

NOTE 2. COMMITMENTS AND CONTINGENT LIABILITIES

   The financial statements do not reflect various commitments and contingent liabilities, such as commitments to extend credit, letters of credit, guarantees, and liability for assets held in Trust, which arise in the normal course of business. Commitments under outstanding letters of credit amounted to $22.5 million and commitments to extend credit totaled $117.3 million at March 31, 2000. Management does not anticipate any significant loss as a result of these transactions.

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

   FORWARD LOOKING STATEMENTS

   In this report, we may have included certain forward looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters.
   The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements. In order to comply with the terms of the safe harbor, we must inform you that a variety of factors could cause the Company's actual results and experiences to differ materially from the anticipated results or other expectations expressed in these forward looking statements. Our ability to predict the results or the effect of future plans and strategies is inherently uncertain. Factors that could affect future results include changes in market interest rates, local and national economic trends and conditions, competition for products and services, changes in customer preferences, legislative and regulatory changes, delinquency rates on loans, changes in accounting principles, policies or guidelines, or the failure of major customers, vendors or suppliers. You should consider these factors in evaluating any forward looking statements and not place undue reliance on such statements. We are not obligated to publicly update any forward looking statements we may make in this report to reflect the impact of subsequent events.

   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Total assets of PennRock increased $30.3 million or 3.6% since the end of 1999 and by $136.3 million or 18.5% over March 31, 1999. Securities available for sale (before adjustment for unrealized gains or losses) increased $15.4 million from year-end 1999 and $57.3 million from March 31, 1999 while loans outstanding grew $16.8 million from year-end 1999 and $47.3 million from last year. This growth has been funded by deposits which increased $13.2 million from year end 1999 and by $70.7 million from the first quarter of last year and by borrowed funds which increased $14.0 million from year-end and by $57.9 million from last year.

   Net income for the quarter was $2.75 million or $.46 per share compared with $2.71 million or $.45 per share for the first quarter of 1999, an increase of $42,000 or 1.6%. Net interest income increased $591,000 from the first quarter of 1999 due primarily to volume increases, while other income excluding security gains increased $211,000 and other expenses increased $663,000.

   Dividends declared for the quarter totaled $1.0 million or $.17 per share. This represented 36.9% of net income. Dividends declared during the first quarter of last year were $900,000 or $.15 per share.

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

   Table 1 presents net interest income on a fully taxable equivalent basis for the first quarters 2000 and 1999. For the first quarter of 2000, net interest income on a fully taxable equivalent basis totaled $7.6 million, an increase of $531,000 or 7.5% from $7.1 million earned for the same period of 1999.

TABLE 1 - NET INTEREST INCOME

                                 Three Months Ended
(Amounts in thousands)               March 31,
                                -------------------
                                   2000        1999
                                -------     -------
Total interest income           $15,207     $12,730
Total interest expense            8,299       6,413
                                -------     -------
Net interest income               6,908       6,317
Tax equivalent adjustment           732         792
                                -------     -------
Net interest income
  (fully taxable equivalent)    $ 7,640     $ 7,109
                                =======     =======

   Table 2 presents the average balances, taxable equivalent interest income and expense and rates for PennRock's assets and liabilities for the three months ended March 31, 2000 and 1999. For the first quarter of 2000 compared with the first quarter of 1999, interest income increased as a result of volume increases and from the yield on earning assets which increased 23 basis points. Interest expense increased both due to volume increases and the cost of funds which increased 31 basis points. Both the net interest margin and spread declined during the first quarter of 2000 compared with last year because funding costs increased faster than earning asset yields.

TABLE 2 - AVERAGE BALANCES, RATES, AND INTEREST INCOME AND EXPENSE

                                               Three Months Ended March 31,
(Amounts in thousands)             -----------------------------------------------------
                                              2000                      1999
                                   -------------------------- --------------------------
                                    Average            Yield/  Average            Yield/
                                    Balance  Interest   Rate   Balance  Interest   Rate
                                   --------  --------  ------ --------  --------  ------
ASSETS
Interest earning assets:
  Short-term investments           $  2,271   $    29   5.14% $  6,365   $    80    5.10%
  Mortgages held for sale               231         5   8.71%    3,748        68    7.36%
  Securities available for sale     314,055     5,973   7.65%  271,120     4,785    7.16%
  Loans:
    Mortgage                        271,082     5,534   8.21%  234,703     4,806    8.30%
    Commercial                      118,021     2,649   9.03%  102,573     2,161    8.54%
    Consumer                         79,589     1,749   8.84%   73,165     1,622    8.99%
                                   --------   -------         --------   -------
    Total loans                     468,692     9,932   8.52%  410,441     8,589    8.49%
                                   --------   -------         --------   -------
  Total earning assets              785,249    15,939   8.16%  691,674    13,522    7.93%
Other assets                         61,387   -------           42,554   -------
                                   --------                   --------
Total assets                       $846,636                   $734,228
                                   ========                   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
  Demand                           $150,288     1,402   3.75% $127,299     1,045    3.33%
  Savings                            57,244       281   1.97%   57,753       316    2.22%
  Time                              339,690     4,518   5.35%  287,054     3,618    5.11%
                                   --------   -------         --------   -------
  Total interest bearing deposits   547,222     6,201   4.56%  472,106     4,979    4.28%
Short-term borrowings                64,223       910   5.70%   15,330       171    4.52%
Long-term debt                       82,857     1,188   5.77%   90,148     1,263    5.68%
                                   --------   -------         --------   -------
Total interest bearing liabilities  694,302     8,299   4.81%  577,584     6,413    4.50%
Non-interest bearing deposits        83,911   -------           79,561   -------
Other liabilities                     8,022                      9,209
Stockholders' equity                 60,401                     67,874
                                   --------                    -------
Total liabilities and stockholders'
  equity                           $846,636                   $734,228
                                   ========                   ========
Net interest income                           $ 7,640                    $ 7,109
                                              =======                    =======
Interest rate spread                                    3.36%                       3.43%
                                                       ======                      ======
Net interest margin                                     3.91%                       4.17%
                                                       ======                      ======

PROVISION AND ALLOWANCE FOR LOAN LOSSES

   The provision for loan losses charged to earnings was $371,000 for the first quarter of 2000 compared with $222,000 for the first quarter of last year. The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. The adequacy of the allowance will continue to be examined in light of past loan loss experience, current economic conditions, volume of non-performing and delinquent loans and other relevant factors. The allowance is established at a level considered by management to be adequate to absorb potential future losses contained in the portfolio and is monitored on a continuous basis with independent formal reviews conducted semiannually. The allowance is increased by provisions charged to expense and decreased by net charge-offs. Table 3 reflects an analysis of the allowance for loan losses for the first quarters of 2000 and 1999.

TABLE 3 - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                            Three Months Ended
(Amounts in thousands)                          March 31,
                                          --------------------
                                             2000        1999
                                          --------    --------
Balance, beginning of period               $5,514      $4,897
Provision charged to operating expense        371         222
Total loans charged off                      (115)       (104)
Total recoveries                                8          30
                                          -------     -------
Net (charge-offs) recoveries                 (107)        (74)
                                          -------     -------
Balance, end of period                     $5,778      $5,045
                                          =======     =======
Total loans:
   Average                               $468,692    $410,577
   Period-end                             476,881     412,750

Ratios:
   Net charge-offs to
     average loans (annualized)               .09%        .07%
   Allowance for loan losses to
     period-end loans                        1.21%       1.22%


NON-PERFORMING ASSETS

   Table 4 reflects PennRock's non-performing assets at March 31, 2000, December 31, 1999 and March 31, 1999. PennRock's policy is to discontinue the accrual of interest on loans for which the principal or interest is past due 90 days or more unless the loan is well secured and corrective action has begun or the loan is in the process of collection. When a loan is placed on non-accrual status, any unpaid interest is charged against income. Other real estate owned represents property acquired through foreclosure.

TABLE 4 - NON-PERFORMING ASSETS

                                        March 31,  December 31,   March 31,
(Amounts in thousands)                    2000        1999         1999
                                       ----------  ------------  ----------
Non-accrual loans                          $1,114       $1,114       $  948
Loans accruing but 90 days past due
  as to principal or interest               1,622          853          512
                                       ----------    ---------   ----------
Total non-performing loans                  2,736        1,967        1,460
Other real estate owned                        78          162
                                        ---------    ---------    ---------
Total non-performing assets                $2,814       $2,129       $1,460
                                        =========    =========    =========
Ratios:
  Non-accrual loans to total loans           0.59%       0.43%        0.35%
  Non-accrual loans to total loans and
    other real estate owned                  0.59%       0.46%        0.35%
  Allowance for loan losses to
    non-accrual loans                      205.33%     280.33%      345.55%

In April 2000, the Bank transferred loans totaling $4.5 to non-accrual status.

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

   Total deposits increased $13.2 million or 2.1% since year end and by $70.7 million or 12.6% from last year. Total borrowed funds increased $14.0 million since year end and by $57.9 million from last year. Table 5 reflects the changes in the major classifications of deposits and borrowings by comparing the balances at the end of the first quarter of 2000 with year-end and the first quarter of 1999.

TABLE 5 - DEPOSITS AND BORROWINGS BY MAJOR CLASSIFICATION
(Amounts in thousands)

                                    March 31,   December 31,   March 31,
                                      2000          1999          1999
                                  ------------- ------------ -------------
Non-interest bearing deposits        $ 90,099      $ 87,524      $ 82,315
NOW accounts                           37,924        38,418        37,036
Money market deposit accounts         110,732       117,603        98,669
Savings accounts                       58,051        57,545        58,488
Time deposits under $100,000          306,871       283,309       249,595
                                    ---------     ---------     ---------
Total core deposits                   603,677       584,399       526,103
Time deposits of $100,000 or more      40,920        47,016        34,591
                                    ---------     ---------     ---------
Total deposits                        644,597       631,415       560,694
Short-term borrowings                  92,237        53,207         9,299
Long-term debt                         65,000        90,000        90,000
                                    ---------     ---------     ---------
Total deposits and borrowings        $801,834      $774,622      $659,993
                                    =========     =========     =========

CAPITAL RESOURCES:

   Total stockholders' equity decreased $4.8 million or 7.1% from March 31, 1999 and increased $3.2 million or 5.4% since year-end 1999. Stockholders' equity is impacted by changes in the unrealized market gains and losses of the securities available for sale portfolio, net of deferred taxes and is shown on the consolidated balance sheets as a component of stockholders' equity as accumulated other comprehensive income, net of tax. This portfolio had a net unrealized gain as of March 31, 1999 and net unrealized losses as of December 31, 1999 and March 31, 2000.

   On June 8, 1999, the Company announced that the Board of Directors had authorized the purchase of up to 200,000 shares of its outstanding common stock. The shares are to be used for general corporate purposes including employee benefit and executive compensation plans or for the dividend reinvestment plan. As of March 31, 2000, the Company held 113,599 shares as treasury stock.

   Table 6 shows PennRock's capital resources at March 31, 2000 and at December 31 and March 31, 1999. PennRock and its subsidiary bank exceed all minimum capital guidelines.

TABLE 6 - CAPITAL RESOURCES

                                    March 31,   December 31,   March 31,
                                      2000          1999          1999
                                  ------------- ------------ -------------
   Leverage ratio:
    Total capital to total assets       9.17%         9.01%         9.57%
    Tier 1 capital to total assets      8.47%         8.33%         8.86%
   Risk-based capital ratios:
    Tier 1 capital to risk weighted
      assets                           11.87%        11.84%        13.07%
    Total capital to risk weighted
      assets                           12.85%        12.80%        14.12%



                           PART II.  OTHER INFORMATION
                           ---------------------------
                      For the Quarter Ended March 31, 2000

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

       27. Financial Data Schedule regarding unaudited interim financial information of PennRock for the quarter ended March 31, 2000.

   (b) Reports on Form 8-K

       There were no reports on Form 8-K filed for the three months ended March 31, 2000.

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


Date: May 12, 2000            By:  /s/ Melvin Pankuch
-----------------------       -----------------------------------------------
                                   Melvin Pankuch
                                   Executive Vice President and
                                   Chief Executive Officer

Date: May 12, 2000            By:  /s/ George B. Crisp
------------------------      -----------------------------------------------
                                   George B. Crisp
                                   Vice President and Treasurer
                                   (Principal Financial and Accounting Officer)