Form 10-Q
period 2000-06-30
PENNROCK FINANCIAL SERVICES CORP
filed 2000-08-10
CIK 790988

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
            -------------------------------------------------------

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended June 30, 2000    Commission File Number 0-15040
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

 Yes /X/ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
                   Class                  Outstanding at August 4, 2000
      ------------------------------    --------------------------------
      Common Stock ($2.50 par value)            5,993,130 Shares

               PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
               --------------------------------------------------

                                   FORM 10-Q
                                   ---------
                      For the Quarter Ended June 30, 2000

                                    Contents
                                    --------
PART I. FINANCIAL INFORMATION
-----------------------------
Item 1. Financial Statements

        Consolidated balance sheets -June 30, 2000,
        December 31, 1999 and June 30, 1999.

        Consolidated statements of income - Three months and six months ended June 30, 2000 and 1999.

        Consolidated statements of comprehensive income - Three months and six months ended June 30, 2000 and 1999.

        Consolidated statements of cash flows - Six months ended
        June 30, 2000 and 1999.

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

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K


SIGNATURES
----------

                         PART I.  FINANCIAL INFORMATION

                      For the Quarter Ended June 30, 2000

Item 1.  Financial Statements


PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                    June 30,    December 31,    June 30,
(Amounts in thousands)                2000          1999          1999
                                  ------------  -----------  -------------
                                   (Unaudited)                (Unaudited)
ASSETS
Cash and due from banks              $ 21,395      $ 26,455      $ 16,731
Short-term investments                  3,591         2,406           871
Mortgages held for sale                   103           295         4,266
Securities available for sale         326,699       309,462       287,356
Loans:
  Loans, net of unearned income       480,335       460,065       431,616
  Allowance for loan losses            (5,938)       (5,514)       (5,136)
                                    ---------     ---------     ---------
  Net loans                           474,397       454,551       426,480
Bank premises and equipment            13,618        13,294        13,472
Accrued interest receivable             6,315         5,878         5,090
Bank owned life insurance              15,822        15,435        15,051
Other assets                           19,982        14,690        11,644
                                    ---------     ---------     ---------

Total assets                         $881,922      $842,446      $780,961
                                    =========     =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Non-interest bearing             $ 89,663      $ 87,524      $ 85,412
    Interest bearing                  546,456       543,891       498,976
                                    ---------     ---------     ---------
    Total deposits                    636,119       631,415       584,388
  Short-term borrowings                79,560        53,207        33,384
  Long-term debt                       91,000        90,000        90,000
  Accrued interest payable              4,767         3,599         2,793
  Other liabilities                     6,926         4,992         6,614
                                    ---------     ---------     ---------
  Total liabilities                   818,372       783,213       717,179
Stockholders' Equity:
  Common stock, par value $2.50 per share;
    authorized - 20,000,000 shares;
    issued - 6,077,614 of which
    92,431, 135,847, and 96,834
    shares are held as treasury
    stock, respectively                15,194        15,194        15,194
  Surplus                              11,114        11,114        11,114
  Accumulated other comprehensive
    loss, net of tax                  (10,168)      (10,616)       (3,696)
  Retained earnings                    49,655        46,609        43,367
  Less treasury stock, at cost         (2,245)       (3,068)       (2,197)
                                    ---------     ---------     ---------
  Total stockholders' equity           63,550        59,233        63,782
                                    ---------     ---------     ---------
  Total liabilities and
    stockholders' equity             $881,922      $842,446      $780,961
                                    =========     =========     =========


PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                  Three Months Ended      Six Months Ended
(Amounts in thousands)                 June 30,               June 30,
                                 --------------------   ---------------------
                                   2000        1999         2000       1999
                                  ------      ------      ------      ------
Interest income:
  Interest and fees on loans     $10,415     $8,937      $20,285     $17,467
  Securities:
    Taxable                        4,026      2,877        7,872       5,346
    Tax-exempt                     1,520      1,645        2,977       2,731
  Mortgages held for sale              7         93           13         161
  Other                               27         75           56         155
                                 -------    -------      -------     -------
  Total interest income           15,995     13,130       31,203      25,860
Interest expense:
  Deposits                         6,437      5,040       12,638      10,019
  Short-term borrowings            1,362        188        2,272         359
  Long-term debt                   1,231      1,276        2,420       2,539
                                 -------    -------      -------     -------
  Total interest expense           9,030      6,504       17,330      12,917
                                 -------    -------      -------     -------
  Net interest income              6,965      6,626       13,873      12,943
Provision for loan losses            373        224          744         446
                                 -------    -------      -------     -------
Net interest income after
  provision for loan losses        6,592      6,402       13,129      12,497
Other income:
  Service charges on deposit
    accounts                         392        382          782         759
  Other service charges and fees      73         68          135         127
  Fiduciary activities               368        282          741         597
  Security gains, net                172        484          474         977
  Mortgage banking                    87         41          172         234
  Other                              553        333          985         520
                                 -------    -------      -------     -------
  Total other income               1,645      1,590        3,289       3,214
                                 -------    -------      -------     -------
  Net interest and other income    8,237      7,992       16,418      15,711
                                 -------    -------      -------     -------
Non-interest expenses:
  Salaries and benefits            3,081      2,714        6,133       5,360
  Occupancy, net                     337        318          668         613
  Equipment expenses                 304        335          614         653
  Other                            1,356      1,169        2,560       2,145
                                 -------    -------      -------     -------
  Total non-interest expense       5,078      4,536        9,975       8,771
                                 -------    -------      -------     -------
  Income before income taxes       3,159      3,456        6,443       6,940
Income taxes                         614        622        1,150       1,400
                                 -------    -------      -------     -------
  Net Income                      $2,545     $2,834       $5,293      $5,540
                                 =======    =======      =======     =======
Earnings per share                $  .43     $  .47       $  .88      $  .92
                                 =======    =======      =======     =======
Weighted average shares
  outstanding                  5,964,822  6,003,689    5,964,822   6,003,689
                               =========  =========    =========   =========

Basic earnings per share and diluted earnings per share are the same for all periods presented.


PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                       Three Months Ended    Six Months Ended
(Amounts in thousands)                      June 30,             June 30,
                                       ------------------   -------------------
                                        2000        1999      2000      1999
                                      -------     -------   -------    -------
Net income                             $2,545      $2,834    $5,293     $5,540
Other comprehensive income (loss),
  net of tax:
  Unrealized gains on securities
  available for sale:
    Gain (loss) arising during the
      period, net of tax                 (496)     (4,640)      761     (5,653)

    Reclassification adjustment
      for gains included in net
      income, net of tax                 (113)       (319)     (313)      (645)
                                      -------     -------   -------    -------
Other comprehensive income (loss)        (609)     (4,959)      448     (6,298)
                                      -------     -------   -------    -------
Comprehensive income (loss)            $1,936     ($2,125)   $5,741    ($  758)
                                      =======     =======   =======    =======


PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                  Six Months Ended
                                                      June 30,
(Amounts in thousands)                         -----------------------
                                                 2000           1999
                                               ---------      ---------
Net cash provided by (used in) operations       $  2,550     ($   8,045)
Investing activities:
   Proceeds from sales of securities available
     for sale                                     12,209         60,912
   Purchases of securities available for sale    (31,020)      (119,980)
   Maturities of securities available for sale     3,242         37,662
   Net increase in loans                         (20,590)       (24,037)
   Purchases of premises and equipment              (899)          (698)
                                                --------       --------
     Net cash used in investing activities       (37,058)       (46,141)
Financing activities:
   Net increase (decrease) in non-interest
     bearing deposits                              2,138         (2,649)
   Net increase in interest bearing deposits       2,565         36,990
   Net increase in short-term borrowings          26,353         19,605
   Increase (decrease) in long-term debt           1,000           (700)
   Issuance of treasury stock                        753            795
   Acquisition of treasury stock                    (145)        (1,369)
   Cash dividends                                 (2,031)        (1,797)
                                                --------       --------
     Net cash provided by financing activities    30,633         50,875
                                                --------       --------
     Decrease in cash and cash equivalents        (3,875)        (3,311)
     Cash and cash equivalents,
       beginning of year                          28,861         20,913
                                                --------       --------
     Cash and cash equivalents, end of period    $24,986        $17,602
                                                ========       ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2000

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

   The information contained in the financial statements is unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of interim periods have been made. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

   The accounting policies of PennRock Financial Services Corp. and Subsidiaries, as applied in the consolidated interim financial statements presented, are substantially the same as those followed on an annual basis as presented in the 1999 Annual Report to shareholders.

NOTE 2. COMMITMENTS AND CONTINGENT LIABILITIES

   The financial statements do not reflect various commitments and contingent liabilities, such as commitments to extend credit, letters of credit, guarantees, and liability for assets held in Trust, which arise in the normal course of business. Commitments under outstanding letters of credit amounted to $31.5 million and commitments to extend credit totaled $219.9 million at June 30, 2000. Management does not anticipate any significant loss as a result of these transactions.


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

   FORWARD LOOKING STATEMENTS

   In this report, we have included certain forward looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements. In order to comply with the terms of the safe harbor, we must inform you that a variety of factors could cause the Company's actual results and experiences to differ materially from the anticipated results or other expectations expressed in these forward looking statements. Our ability to predict the results or the effect of future plans and strategies is inherently uncertain. Factors that could affect future results include changes in market interest rates, local and national economic trends and conditions, competition for products and services, changes in customer preferences, legislative and regulatory changes, delinquency rates on loans, changes in accounting principles, policies or guidelines, or the failure of major customers, vendors or suppliers. You should consider these factors in evaluating any forward looking statements and not place undue reliance on such statements. We are not obligated to publicly update any forward looking statements we may make in this report to reflect the impact of subsequent events.

   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Total assets of PennRock increased $39.5 million or 4.7% since the end of 1999 and by $101.0 million or 12.9% over June 30, 1999. The increases in assets were reflected by increases in securities available for sale and loans outstanding. This growth was funded through increases in interest bearing deposits and short-term borrowings.

   Net income for the current quarter was $2.5 million or $.43 per share compared with $2.8 million or $.47 per share for the second quarter of 1999, a decrease of $289,000 or 10.2%. Dividends paid in the second quarter of 2000 totaled $1.0 million or $.17 per share and $897,000 or $.15 per share for the second quarter of 1999.

   For the first six months of 2000, net income totaled $5.3 million or $.88 per share compared with $5.5 million or $.92 per share for the first six months of 1999. Net interest income increased $930,000 from the first six months of 1999 while non-interest income excluding security gains increased $578,000 and non-interest expenses increased $1.2 million. Dividends of $2.0 million or $.34 per share were paid in the first half of 2000 compared with $1.8 million or $.30 per share in 1999. The dividend payout ratio was 38% in 2000 and 32% in 1999.

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

   Table 1 presents net interest income on a fully taxable equivalent basis for the second quarter and first six months of 2000 and 1999. For the second quarter of 2000, net interest income on a fully taxable equivalent basis totaled $7.7 million, an increase of $513,000 or 7.1% from $7.2 million earned for the same period of 1999. For the first six months of 2000, net interest income on a fully taxable equivalent basis totaled $15.4 million, an increase of $1.0 million or 7.3% from $14.3 million earned for the first six months of 1999.


TABLE 1 - NET INTEREST INCOME
                                 Three Months Ended       Six Months Ended
(Amounts in thousands)                June 30,                June 30,
                                --------------------    --------------------
                                  2000        1999         2000        1999
                                --------    --------     --------    --------
Total interest income           $15,995     $13,130      $31,203     $25,861
Total interest expense            9,030       6,503       17,329      12,917
                                -------     -------     --------    --------
Net interest income               6,965       6,627       13,874      12,944
Tax equivalent adjustment           757         582        1,487       1,373
                                -------     -------     --------    --------
Net interest income
  (fully taxable equivalent)    $ 7,722     $ 7,209      $15,361     $14,317
                                =======     =======     ========    ========

   Table 2 presents the average balances, taxable equivalent interest income and expense and rates for PennRock's assets and liabilities for the three and six months ended June 30, 2000 and 1999. For the second quarter and first six months of 2000, net interest income increased due to increases in volumes while the interest spread and margin decreased over the comparable period last year.


TABLE 2 - AVERAGE BALANCES, RATES, AND INTEREST INCOME AND EXPENSE

                                               Three Months Ended June 30,
(Amounts in thousands)             ---------------------------------------------------
                                               2000                      1999
                                   -------------------------- ------------------------
                                   Average             Yield/ Average           Yield/
                                   Balance   Interest   Rate  Balance  Interest  Rate
                                   --------  --------  ------ -------- -------- ------
ASSETS
Interest earning assets:
  Short-term investments           $  1,513   $    27   7.16% $  6,079 $    75    4.95%
  Mortgages held for sale               153         7  18.35%    5,529      94    6.82%
  Securities available for sale     327,659     6,245   7.64%  274,080   4,547    6.65%
  Loans:
    Mortgage                        269,758     5,523   8.21%  238,742   5,033    8.46%
    Commercial                      128,039     3,154   9.88%  106,598   2,290    8.62%
    Consumer                         82,519     1,795   8.72%   75,737   1,673    8.86%
                                   --------   -------         -------- -------
    Total loans                     480,316    10,472   8.74%  421,077   8,996    8.57%
                                   --------   -------         -------- -------
  Total earning assets              809,641    16,751   8.30%  706,765  13,712    7.78%
Other assets                         65,696   -------           46,647 -------
                                   --------                   --------
                                   $875,337                   $753,412
                                   ========                   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
  Demand                           $142,823     1,317   3.70% $136,950   1,169    3.42%
  Savings                            56,356       277   1.97%   59,039     301    2.04%
  Time                              345,934     4,843   5.62%  287,651   3,569    4.98%
                                   --------   -------         -------- -------
  Total interest bearing deposits   545,113     6,437   4.74%  483,640   5,039    4.18%
Short-term borrowings                87,972     1,362   6.21%   17,287     188    4.36%
Long-term debt                       80,209     1,231   6.16%   90,000   1,276    5.69%
                                   --------   -------         -------- -------
                                    713,294     9,030   5.08%  590,927   6,503    4.41%
Non-interest bearing deposits        89,076   -------           84,971 -------
Other liabilities                     9,639                      9,392
Stockholders' equity                 63,328                     68,122
                                   --------                    -------
Total liabilities and stockholders'
  equity                           $875,337                   $753,412
                                   ========                   ========
Net interest income                           $ 7,721                  $ 7,209
                                              =======                  =======
Interest rate spread                                    3.22%                     3.37%
                                                       ======                    ======
Net interest margin                                     3.83%                     4.09%
                                                       ======                    ======



                                                  Six Months Ended June 30,
(Amounts in thousands)             ---------------------------------------------------
                                              2000                      1999
                                   -------------------------- ------------------------
                                   Average             Yield/ Average           Yield/
                                   Balance   Interest   Rate  Balance  Interest  Rate
                                   --------  --------  ------ -------- -------- ------
ASSETS
Interest earning assets
  Short-term investments           $  1,892   $    56   5.94% $  6,221 $   155    5.02%
  Mortgages held for sale               192        13  13.58%    4,643     161    6.99%
  Securities available for sale     320,857    12,217   7.64%  272,608   9,333    6.90%
  Loans:
    Mortgage                        270,420    11,056   8.20%  236,733   9,838    8.38%
    Commercial                      123,030     5,802   9.46%  104,630   4,451    8.58%
    Consumer                         81,054     3,545   8.77%   74,459   3,295    8.92%
                                   --------   -------         -------- -------
    Total loans                     474,504    20,403   8.62%  415,822  17,584    8.53%
                                   --------   -------         -------- -------
  Total earning assets              797,445    32,690   8.22%  699,294  27,234    7.85%
Other assets                         63,541   -------           44,701 -------
                                   --------                   --------
                                   $860,986                   $743,995
                                   ========                   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
  Demand                           $146,556     2,719   3.72% $132,151   2,215    3.38%
  Savings                            56,800       557   1.97%   58,400     617    2.13%
  Time                              342,812     9,362   5.48%  287,354   7,187    5.04%
                                   --------   -------         -------- -------
  Total interest bearing deposits   546,168    12,638   4.64%  477,905  10,019    4.23%
Short-term borrowings                76,097     2,272   5.99%   16,314     359    4.44%
Long-term debt                       81,533     2,419   5.95%   90,073   2,539    5.68%
                                   --------   -------         -------- -------
                                    703,798    17,329   4.94%  584,292  12,917    4.46%
Non-interest bearing deposits        86,493   -------           82,281 -------
Other liabilities                     8,831                      9,424
Stockholders' equity                 61,986                     67,998
                                   --------                   --------
Total liabilities and stockholders'
  equity                           $860,986                   $743,995
                                   ========                   ========
Net interest income                           $15,361                  $14,317
                                              =======                  =======
Interest rate spread                                    3.28%                     3.40%
                                                       ======                    ======
Net interest margin                                     3.86%                     4.13%
                                                       ======                    ======

PROVISION AND ALLOWANCE FOR LOAN LOSSES

   The provision for loan losses charged to earnings was $373,000 for the second quarter of 2000 compared with $224,000 for the second quarter of last year. The provision for the first six months of 2000 was $744,000 compared with $446,000 for 1999. The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. The adequacy of the allowance will be examined in light of past loan loss experience, current economic conditions, volume of non-performing and delinquent loans and other relevant factors. The allowance is established at a level considered by management to be adequate to absorb potential future losses contained in the portfolio and is monitored on a continuous basis with independent formal reviews conducted semiannually. The allowance is increased by provisions charged to expense and decreased by net charge-offs. Table 3 reflects an analysis of the allowance for loan losses for the second quarter and first six months of 2000 and 1999.


TABLE 3 - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                                            Three Months Ended    Six Months Ended
(Amounts in thousands)                           June 30,              June 30,
                                           -------------------   -------------------
                                             2000       1999      2000        1999
                                           --------   --------   --------   --------
Balance, beginning of period               $5,778      $5,045      $5,514     $4,897
Provision charged to operating expense        373         224         744        446

Total loans charged off                      (299)       (142)       (414)      (246)
Total recoveries                               86           9          94         39
                                          -------     -------     -------    -------
Net charge-offs                              (213)       (133)       (320)      (207)
                                          -------     -------     -------    -------
Balance, end of period                     $5,938      $5,136      $5,938     $5,136
                                          =======     =======     =======    =======
Total loans:
   Average                               $480,316    $421,077    $474,504   $415,822
   Period-end                             480,315     431,616     480,315    431,616

Ratios:
   Net charge-offs to
     average loans (annualized)               .18%        .13%       .13%        .10%
   Allowance for loan losses to
     period-end loans                        1.24%       1.19%      1.24%       1.19%


NON-PERFORMING ASSETS

   Table 4 reflects PennRock's non-performing assets at June 30, 2000, December 31, 1999 and June 30, 1999. PennRock's policy is to discontinue the accrual of interest on loans for which the principal or interest is past due 90 days or more unless the loan is well secured and corrective action has begun or the loan is in the process of collection. When a loan is placed on non-accrual status, any unpaid interest is charged against income. Other real estate owned represents property acquired through foreclosure.


TABLE 4 - NON-PERFORMING ASSETS
                                        June 30,    December 31,   June 30,
(Amounts in thousands)                    2000          1999         1999
                                       ----------    ---------    -----------
Non-accrual loans                          $5,241        $1,114       $1,336
Loans accruing but 90 days past due
  as to principal or interest               1,596           853        1,485
                                       ----------     ---------   ----------
Total non-performing loans                  6,837         1,967        2,821
Other real estate owned                       108           162          109
                                        ---------     ---------    ---------
Total non-performing assets                $6,945        $2,129       $2,930
                                        =========     =========    =========
Ratios:
  Non-accrual loans to total loans           1.09%        0.43%         0.68%
  Non-accrual loans to total loans and
    other real estate owned                  1.45%        0.46%         0.68%
  Allowance for loan losses to
    non-performing loans                    86.85%      280.33%       175.29%


   The increase in non-accrual loans from December 31, 1999 to June 30, 2000 is the result of the reclassification of the loans outstanding to one commercial borrower that declared bankruptcy during the second quarter of this year. We expect to receive a substantial repayment of these balances in the third quarter of 2000.

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

   Total deposits increased $4.7 million or .7% since year end and by $51.7 million or 8.9% from last year. Total borrowed funds increased $27.3 million since year end and by $47.2 million from last year. Table 5 reflects the changes in the major classifications of deposits and borrowings by comparing the balances at the end of the second quarter of 2000 with year-end and the second quarter of 1999.


TABLE 5 - DEPOSITS AND BORROWINGS BY MAJOR CLASSIFICATION
(Amounts in thousands)
                                    June 30,    December 31,    June 30,
                                      2000          1999          1999
                                  -----------   ------------  -----------
Non-interest bearing                 $ 89,663      $ 87,524      $ 85,402
NOW accounts                           35,934        38,418        36,094
Money market deposit accounts         102,682       117,603       107,828
Savings accounts                       56,297        57,545        59,552
Time deposits under $100,000          313,634       283,309       256,917
                                    ---------     ---------     ---------
Total core deposits                   598,210       584,399       545,803
Time deposits of $100,000 or more      37,909        47,016        38,585
                                    ---------     ---------     ---------
Total deposits                        636,119       631,415       584,388
Short-term borrowings                  79,560        53,207        33,384
Long-term debt                         91,000        90,000        90,000
                                    ---------     ---------     ---------
Total deposits and borrowings        $806,679      $774,622      $707,772
                                    =========     =========     =========


CAPITAL RESOURCES

   Total stockholders' equity decreased $232,000 or .4% from June 30, 1999 and increased $4.3 million or 7.3% since year-end 1999. Stockholders' equity is impacted by changes in the unrealized market gains and losses of the securities available for sale portfolio, net of deferred taxes and is shown on the consolidated balance sheets as a component of stockholders' equity as accumulated other comprehensive loss, net of tax. This portfolio had net unrealized losses in each period presented.

   On June 27, 2000, the Company announced that the Board of Directors had authorized the purchase of up to 200,000 shares of its outstanding common stock. The shares are to be used for general corporate purposes including employee benefit and executive compensation plans or for the dividend reinvestment plan. As of June 30, 2000, the Company held 92,431 shares with a cost basis of $2.2 million as treasury stock.

   Table 6 shows PennRock's capital resources at June 30, 2000 and at December 31 and June 30, 1999. PennRock and its subsidiary bank exceed all minimum capital guidelines.


TABLE 6 - CAPITAL RESOURCES
                                         June 30,    December 31,    June 30,
                                           2000          1999          1999
                                       ----------    -----------   ----------
   Leverage ratio:
    Total capital to total
      average assets                        9.03%         9.01%         9.75%
    Tier 1 capital to total
      average assets                        8.35%         8.33%         9.05%
   Risk-based capital ratios:
    Tier 1 capital to risk weighted
      assets                               11.90%        11.84%        12.40%
    Total capital to risk weighted
      assets                               12.86%        12.80%        13.37%


                          PART II.  OTHER INFORMATION
                          ---------------------------
                      For the Quarter ended June 30, 2000

Item 1. Legal Proceedings

   Various legal actions or proceedings are pending involving PennRock or its subsidiaries. Management believes that the aggregate liability or loss, if any, will not be material.

Item 2. Changes in Securities

   Not applicable

Item 3. Defaults Upon Senior Securities

   Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

   The Annual Meeting of Shareholders (the "Meeting") of PennRock Financial Services Corp. was held on April 25, 2000. Notice of the Meeting was mailed to shareholders on or about April 1, 2000, together with proxy materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulation promulgated thereunder.

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

   There were no solicitations in opposition to the nominees of the Board of Directors for the election to the Board. All nominees of the Board of Directors were elected. The number of votes cast for or withheld, as well as election to the Board of Directors, were as follows:


                                                Votes          Abstentions and
       Nominee                 Votes for      Withheld         Broker Nonvotes
  -----------------           ----------    ----------         ---------------
  Norman Hahn                 4,021,491         50,466            4,071,957
  Robert L. Spotts            4,014,418         57,539            4,071,957
  Dale M. Weaver              4,020,633         51,324            4,071,957
  Melvin Pankuch              4,018,107         53,850            4,071,957


Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

       27. Financial Data Schedule regarding unaudited interim financial information of PennRock for the six months ended June 30, 2000.

   (b) Reports on Form 8-K

       A current report on Form 8-K dated June 27, 2000 was filed with the Securities and Exchange Commission on or about June 30, 2000. The report was filed under Item 5 - "Other Events" and disclosed that the Company had authorized the repurchase of up to 200,000 shares of its common stock to be held as treasury shares for use with future stock dividends and splits, employee benefit plans, executive compensation plans and issuance under the Dividend Reinvestment Plan.

       There were no other reports on Form 8-K filed for the three months ended June 30, 2000.

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


Date: August 10, 2000          By:  /s/Melvin Pankuch
-----------------------       -----------------------------------------------
                                   Melvin Pankuch
                                   Executive Vice President and
                                   Chief Executive Officer

Date: August 10, 2000          By:  /s/George B. Crisp
------------------------      -----------------------------------------------
                                   George B. Crisp
                                   Vice President and Treasurer
                                   (Principal Financial and Accounting Officer)