Form 10-Q
period 2000-09-30
PENNROCK FINANCIAL SERVICES CORP
filed 2000-11-13
CIK 790988

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

            -------------------------------------------------------

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended September 30, 2000    Commission File Number 0-15040
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

  Yes /X/ No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
                      Class                 Outstanding at November 1, 2000
          ------------------------------    --------------------------------
          Common Stock ($2.50 par value)            5,942,740 Shares

               PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
               --------------------------------------------------

                                   FORM 10-Q
                                   ---------
                    For the Quarter Ended September 30, 2000

                                    Contents
                                    --------
PART I. FINANCIAL INFORMATION
-----------------------------
Item 1. Financial Statements

        Consolidated balance sheets -September 30, 2000,
        December 31, 1999 and September 30, 1999.

        Consolidated statements of income _ Three months and nine months ended September 30, 2000 and 1999.

        Consolidated statements of comprehensive income _ Three months and nine months ended September 30, 2000 and 1999.

        Consolidated statements of cash flows - Nine months ended
        September 30, 2000 and 1999.

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

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K


SIGNATURES
----------

                         PART I.  FINANCIAL INFORMATION

                    For the Quarter Ended September 30, 2000

Item 1.  Financial Statements


PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                 September 30, December 31,  September 30,
(Amounts in thousands)                2000         1999          1999
                                  ------------  -----------  -------------
                                  (Unaudited)                 (Unaudited)
ASSETS
Cash and due from banks              $ 19,937     $ 26,455      $ 23,631
Short-term investments                  4,805        2,406         2,345
Mortgages held for sale                   151          295           414
Securities available for sale         326,460      309,462       309,207
Loans:
  Loans, net of unearned income       489,578      460,065       439,766
  Allowance for loan losses            (5,176)      (5,514)       (5,310)
                                    ---------    ---------     ---------
  Net loans                           484,402      454,551       434,456
Bank premises and equipment            13,250       13,294        13,399
Accrued interest receivable             6,310        5,878         5,541
Bank owned life insurance              16,018       15,435        15,242
Other assets                           20,372       14,690        11,912
                                    ---------    ---------     ---------
Total assets                         $891,975     $842,446      $816,147
                                    =========    =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Non-interest bearing             $ 87,690     $ 87,524      $ 85,885
    Interest bearing                  580,382      543,891       521,080
                                    ---------    ---------     ---------
    Total deposits                    668,072      631,415       606,965
  Short-term borrowings                53,518       53,207        51,089
  Long-term debt                       91,000       90,000        90,000
  Accrued interest payable              4,767        3,599         3,550
  Other liabilities                     8,057        4,992         4,320
                                    ---------    ---------     ---------
  Total liabilities                   825,414      783,213       755,924
Stockholders' Equity:
  Common stock, par value $2.50 per share;
    authorized - 20,000,000 shares;
    issued - 6,077,614 of which
    142,566, 135,847, and 146,176
    shares are held as treasury
    stock, respectively                15,194       15,194        15,194
  Surplus                              11,109       11,114        11,114
  Accumulated other comprehensive
    loss, net of tax                   (7,693)     (10,616)       (7,806)
  Retained earnings                    50,830       46,609        45,018
  Less treasury stock, at cost         (2,879)      (3,068)       (3,297)
                                    ---------    ---------     ---------
  Total stockholders' equity           66,561       59,233        60,223
                                    ---------    ---------     ---------
  Total liabilities and
    stockholders' equity             $891,975     $842,446      $816,147
                                    =========    =========     =========


PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                 Three Months Ended      Nine Months Ended
(Amounts in thousands)              September 30,          September 30,
                                --------------------     ------------------
                                  2000        1999         2000       1999
                                 -------     -------     -------    -------
Interest income:
 Interest and fees on loans      $10,591     $9,223      $30,876    $26,690
 Securities:
    Taxable                        3,971      3,667       11,843      9,013
    Tax-exempt                     1,518      1,152        4,495      3,883
 Other                               162         51          231        367
                                 -------    -------      -------    -------
 Total interest income            16,242     14,093       47,445     39,953
Interest expense:
 Deposits                          7,395      5,567       20,033     15,586
 Borrowed funds                    2,339      1,742        7,030      4,640
                                 -------    -------      -------    -------
 Total interest expense            9,734      7,309       27,063     20,226
                                 -------    -------      -------    -------
 Net interest income               6,508      6,784       20,382     19,727
Provision for loan losses            377        277        1,121        723
                                 -------    -------      -------    -------
Net interest income after
 provision for loan losses         6,131      6,507       19,261     19,004
Other income:
 Service charges on deposit
   accounts                          413        434        1,195      1,193
 Other service charges and fees       77         65          212        192
 Fiduciary activities                322        299        1,063        896
 Security gains, net                 179        186          653      1,163
 Mortgage banking                     81        (51)         253        183
 Other                               502        403        1,487        923
                                 -------    -------      -------    -------
 Total other income                1,574      1,336        4,863      4,550
                                 -------    -------      -------    -------
Non-interest expenses:
 Salaries and benefits             3,016      2,836        9,149      8,196
 Occupancy, net                      338        327        1,006        940
 Equipment expenses                  305        264          919        917
 Other                             1,386      1,217        3,946      3,362
                                 -------    -------      -------    -------
 Total non-interest expense        5,045      4,644       15,021     13,415
                                 -------    -------      -------    -------
 Income before income taxes        2,660      3,199        9,103     10,139
Income taxes                         404        644        1,554      2,044
                                 -------    -------      -------    -------
 Net Income                       $2,256     $2,555       $7,549     $8,095
                                 =======    =======      =======    =======
Earnings per share                $ 0.38     $ 0.43       $ 1.26     $ 1.35
                                 =======    =======      =======    =======
Weighted average shares
  outstanding                  5,970,559  5,988,347    5,970,559  5,988,347
                               =========  =========    =========  =========

Basic earnings per share and diluted earnings per share are the same for all periods presented.


PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                      Three Months Ended    Nine Months Ended
(Amounts in thousands)                   September 30,        September 30,
                                      ------------------    -----------------
                                       2000        1999      2000       1999
                                      -------     -------   -------   -------
Net income                             $2,256      $2,555   $ 7,549   $ 8,095
Other comprehensive income,
 net of tax:
 Unrealized gains on securities
 available for sale:
    Gain (loss) arising during the
      period, net of tax                2,593      (4,047)    3,354   (10,013)
    Reclassification adjustment
      for gains included in net
      income, net of tax                 (118)        (63)     (431)     (395)
                                      -------     -------   -------   -------
Other comprehensive income (loss)       2,475      (4,110)    2,923   (10,408)
                                      -------     -------   -------   -------
Comprehensive income (loss)            $4,731     ($1,555)  $10,472  ($ 2,313)
                                      =======     =======   =======   =======


PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                  Nine Months Ended
                                                    September 30,
(Amounts in thousands)                        -------------------------
                                                 2000           1999
                                              ---------      ----------
Net cash provided by (used in) operations      $  4,285      ($   1,380)
Investing activities:
  Proceeds from sales of securities available
    for sale                                     30,547          64,870
  Purchases of securities available for sale    (46,503)       (153,234)
  Maturities of securities available for sale     4,804          38,855
  Net increase in loans                         (30,972)        (32,290)
  Purchases of premises and equipment            (1,102)           (913)
                                               --------        --------
     Net cash used in investing activities      (43,226)        (82,712)
Financing activities:
  Net increase (decrease) in non-interest
    bearing deposits                                166          (2,176)
  Net increase in interest bearing deposits      36,490          59,095
  Net increase in short-term borrowings             311          37,309
  Increase (decrease) in long-term debt           1,000            (700)
  Issuance of treasury stock                      1,132           1,129
  Acquisition of treasury stock                  (1,238)         (2,816)
  Cash dividends                                 (3,039)         (2,687)
                                               --------        --------
     Net cash provided by financing activities   34,822          89,154
                                               --------        --------
     Decrease in cash and cash equivalents       (4,119)          5,062
     Cash and cash equivalents,
       beginning of year                         28,861          20,913
                                               --------        --------
     Cash and cash equivalents, end of period   $24,742         $25,975
                                               ========        ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2000

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

  The information contained in the financial statements is unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of interim periods have been made. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

  The accounting policies of PennRock Financial Services Corp. and Subsidiaries, as applied in the consolidated interim financial statements presented, are substantially the same as those followed on an annual basis as presented in the 1999 Annual Report to shareholders.

NOTE 2. COMMITMENTS AND CONTINGENT LIABILITIES

  The financial statements do not reflect various commitments and contingent liabilities, such as commitments to extend credit, letters of credit, guarantees, and liability for assets held in Trust, which arise in the normal course of business. Commitments under outstanding letters of credit amounted to $32.6 million and commitments to extend credit totaled $114.0 million as of September 30, 2000. Management does not anticipate any significant loss as a result of these transactions.

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

  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Total assets of PennRock increased $49.5 million or 5.9% since the end of 1999 and by $75.8 million or 9.3% over September 30, 1999. The increases in assets were reflected by increases in securities available for sale and loans outstanding. This growth was funded through increases in interest bearing deposits.

  Net income for the current quarter was $2.3 million or $.38 per share compared with $2.6 million or $.43 per share for the third quarter of 1999, a decrease of $299,000 or 11.7%. Dividends paid in the third quarter of 2000 totaled $1.0 million or $.17 per share and $891,000 or $.15 per share for the third quarter of 1999.

  For the first nine months of 2000, net income totaled $7.5 million or $1.26 per share compared with $8.1 million or $1.35 per share for the first nine months of 1999. Net interest income increased $655,000 from the first nine months of 1999 while non-interest income excluding security gains increased $823,000 and non-interest expenses increased $1.6 million. Dividends of $3.0 million or $.51 per share were paid in the first nine months of 2000 compared with $2.7 million or $.45 per share in 1999. The dividend payout ratio was 40% in 2000 and 33% in 1999.

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

  Table 1 presents net interest income on a fully taxable equivalent basis for the third quarter and first nine months of 2000 and 1999. For the third quarter of 2000, net interest income on a fully taxable equivalent basis totaled $7.2 million, an decrease of $130,000 or 1.8% from $7.4 million earned for the same period of 1999. For the first nine months of 2000, net interest income on a fully taxable equivalent basis totaled $22.6 million, an increase of $914,000 or 4.2% from $21.7 million earned for the first nine months of 1999.


TABLE 1 - NET INTEREST INCOME
                                 Three Months Ended       Nine Months Ended
(Amounts in thousands)              September 30,           September 30,
                                --------------------     --------------------
                                  2000        1999         2000       1999
                                --------    --------     --------   --------
Total interest income           $16,242     $14,092      $47,445    $39,953
Total interest expense            9,734       7,309       27,063     20,226
                                -------     -------     --------   --------
Net interest income               6,508       6,783       20,382     19,727
Tax equivalent adjustment           736         591        2,224      1,965
                                -------     -------     --------   --------
Net interest income
  (fully taxable equivalent)    $ 7,244     $ 7,374      $22,606    $21,692
                                =======     =======     ========   ========

  Table 2 presents the average balances, taxable equivalent interest income and expense and rates for PennRock's assets and liabilities for the three and nine months ended September 30, 2000 and 1999. Net interest income for the third quarter and first nine months of 2000 benefited from increases in volumes of earning assets. However, both the interest spread and margin decreased from the comparable period last year as funding costs increased faster than yields on securities and loans.


TABLE 2 - AVERAGE BALANCES, RATES, AND INTEREST INCOME AND EXPENSE

                                             Three Months Ended September 30,
(Amounts in thousands)             ----------------------------------------------------
                                              2000                      1999
                                   -------------------------  -------------------------
                                   Average            Yield/  Average            Yield/
                                   Balance   Interest  Rate   Balance   Interest  Rate
                                   --------  -------- ------  --------  -------- ------
ASSETS
Interest earning assets:
 Short-term investments            $  9,846  $   155   6.25%  $    776  $    16   8.18%
 Mortgages held for sale                177        7  15.69%     1,395       35   9.95%
 Securities available for sale      334,588    6,187   7.34%   308,696    5,349   6.87%
 Loans:
   Mortgage                         270,521    5,674   8.32%   254,393    5,255   8.20%
   Commercial                       129,669    3,056   9.35%   104,323    2,320   8.82%
   Consumer                          84,538    1,899   8.91%    77,278    1,708   8.77%
                                   --------  -------          --------  -------
   Total loans                      484,728   10,629   8.70%   435,994    9,283   8.45%
                                   --------  -------          --------  -------
 Total earning assets               829,339   16,978   8.12%   746,861   14,683   7.80%
Other assets                         53,110  -------            53,270  -------
                                   --------                   --------
                                   $882,449                   $800,131
                                   ========                   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
 Demand                            $133,294    1,259   3.75%  $150,494    1,407   3.71%
 Savings                             54,241      269   1.97%    59,096      294   1.97%
 Time                               389,648    5,867   5.97%   305,977    3,866   5.01%
                                   --------  -------          --------  -------
 Total interest bearing deposits    577,183    7,395   5.08%   515,567    5,567   4.28%
Short-term borrowings                50,518      798   6.27%    36,501      451   4.90%
Long-term debt                       91,000    1,541   6.72%    90,000    1,291   5.69%
                                   --------  -------          --------  -------
Total interest bearing liabilities  718,701    9,734   5.37%   642,068    7,309   4.52%
Non-interest bearing deposits        88,163  -------            84,539  -------
Other liabilities                    11,193                      9,333
Stockholders' equity                 64,412                     64,191
                                   --------                    -------
Total liabilities and stockholders'
 equity                            $882,449                   $800,131
                                   ========                   ========
Net interest income                          $ 7,244                    $ 7,374
                                             =======                    =======
Interest rate spread                                   2.75%                     3.28%
                                                      ======                    ======
Net interest margin                                    3.47%                     3.92%
                                                      ======                    ======


                                             Nine Months Ended September 30,
(Amounts in thousands)             ----------------------------------------------------
                                             2000                       1999
                                   -------------------------  -------------------------
                                   Average            Yield/  Average            Yield/
                                   Balance   Interest   Rate  Balance   Interest  Rate
                                   --------  -------- ------  --------  -------- ------
ASSETS
Interest earning assets
 Short-term investments            $  4,563  $   211   6.16%  $  3,549  $   171   6.44%
 Mortgages held for sale                187       20  14.25%     4,304      196   6.09%
 Securities available for sale      335,617   18,406   7.31%   284,770   14,682   6.89%
 Loans:
   Mortgage                         270,454   16,731   8.24%   242,685   15,093   8.32%
   Commercial                       125,259    8,858   9.42%   104,431    6,772   8.67%
   Consumer                          82,224    5,443   8.82%    75,409    5,004   8.87%
                                   --------  -------          --------  -------
   Total loans                      477,937   31,032   8.65%   422,525   26,869   8.50%
                                   --------  -------          --------  -------
 Total earning assets               818,304   46,669   8.09%   715,148   41,918   7.84%
Other assets                         49,889  -------            47,634  -------
                                   --------                   --------
                                   $868,193                   $762,782
                                   ========                   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
 Demand                            $142,103    3,978   3.73%  $138,332    3,621   3.50%
 Savings                             55,941      827   1.97%    58,635      911   2.08%
 Time                               358,538   15,228   5.66%   293,630   11,054   5.03%
                                   --------  -------          --------  -------
 Total interest bearing deposits    556,582   20,033   4.79%   490,597   15,586   4.25%
Short-term borrowings                67,509    3,070   6.06%    23,117      810   4.68%
Long-term debt                       84,712    3,960   6.23%    90,049    3,830   5.69%
                                   --------  -------          --------  -------
                                    708,803   27,063   5.09%   603,763   20,226   4.48%
Non-interest bearing deposits        87,054  -------            83,042  -------
Other liabilities                     9,616                      9,262
Stockholders' equity                 62,720                     66,715
                                   --------                   --------
Total liabilities and stockholders'
 equity                            $868,193                   $762,782
                                   ========                   ========
Net interest income                          $22,606                    $21,692
                                             =======                    =======
Interest rate spread                                   3.00%                      3.36%
                                                      ======                     ======
Net interest margin                                    3.68%                      4.06%
                                                      ======                     ======

PROVISION AND ALLOWANCE FOR LOAN LOSSES

  The provision for loan losses charged to earnings was $377,000 for the third quarter of 2000 compared with $277,000 for the third quarter of last year. The provision for the first nine months of 2000 was $1.1 million compared with $723,000 for 1999. The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. The adequacy of the allowance will be examined in light of past loan loss experience, current economic conditions, volume of non-performing and delinquent loans and other relevant factors. The allowance is established at a level considered by management to be adequate to absorb potential future losses contained in the portfolio and is monitored on a continuous basis with independent formal reviews conducted semiannually. The allowance is increased by provisions charged to expense and decreased by net charge-offs. Table 3 reflects an analysis of the allowance for loan losses for the third quarter and first nine months of 2000 and 1999.



TABLE 3 - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                                           Three Months Ended   Nine Months Ended
(Amounts in thousands)                        September 30,      September 30,
                                           ------------------  ------------------
                                             2000      1999      2000      1999
                                           --------  --------  --------  --------
Balance, beginning of period               $  5,938  $  5,136  $  5,514  $  4,897
Provision charged to operating expense          381       277     1,125       723

Total loans charged off                      (1,190)     (128)   (1,603)     (374)
Total recoveries                                 47        25       140        64
                                           --------  --------  --------  --------
Net charge-offs                              (1,143)     (103)   (1,463)     (310)
                                           --------  --------  --------  --------
Balance, end of period                     $  5,176  $  5,310  $  5,176  $  5,310
                                           ========  ========  ========  ========
Total loans:
  Average                                  $484,728  $435,994  $477,937  $422,525
  Period-end                                489,402   439,766   489,402   439,766

Ratios:
  Net charge-offs to
    average loans (annualized)                 0.94%     0.09%      .41%     0.10%
  Allowance for loan losses to
    period-end loans                           1.06%     1.20%     1.06%     1.20%


NON-PERFORMING ASSETS

  Table 4 reflects PennRock's non-performing assets at September 30, 2000, December 31, 1999 and September 30, 1999. PennRock's policy is to discontinue the accrual of interest on loans for which the principal or interest is past due 90 days or more unless the loan is well secured and corrective action has begun or the loan is in the process of collection.
  When a loan is placed on non-accrual status, any unpaid interest is charged against income. Other real estate owned represents property acquired through foreclosure.



TABLE 4 - NON-PERFORMING ASSETS
                                     September 30,  December 31,  September 30,
(Amounts in thousands)                   2000          1999           1999
                                     -------------  ------------  -------------
Non-accrual loans                         $4,807        $1,114         $1,208
Loans accruing but 90 days past due
  as to principal or interest                778           853             93
                                       ---------     ---------     ----------
Total non-performing loans                 5,585         1,967          1,301
Other real estate owned                      156           162            238
                                       ---------     ---------      ---------
Total non-performing assets               $5,741        $2,129         $1,539
                                       =========     =========      =========
Ratios:
  Non-performing loans to total loans       1.14%         0.43%          0.30%
  Non-performing loans to total loans
    and other real estate owned             1.14%         0.46%          0.30%
  Allowance for loan losses to
    non-performing loans                   92.68%       280.33%        408.15%



  The increase in non-accrual loans from December 31, 1999 to September 30, 2000 is the result of the reclassification of the loans outstanding to one commercial borrower that declared bankruptcy during the second quarter of this year. The Bank is evaluating various courses of action to attempt to resolve this issue.

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

  Total deposits increased $36.7 million or 5.8% since year end and by $61.1 million or 10.1% from last year. Total borrowed funds increased $1.3 million since year end and by $3.4 million from last year. Table 5 reflects the changes in the major classifications of deposits and borrowed funds by comparing the balances at the end of the third quarter of 2000 with year-end and the third quarter of 1999.


TABLE 5 - DEPOSITS AND BORROWED FUNDS BY MAJOR CLASSIFICATION
(Amounts in thousands)
                                 September 30,  December 31,  September 30,
                                      2000          1999          1999
                                 -------------  ------------  -------------
Non-interest bearing                 $ 87,690      $ 87,524       $ 85,885
NOW accounts                           33,555        38,418         36,100
Money market deposit accounts          95,017       117,603        117,454
Savings accounts                       53,178        57,545         57,782
Time deposits under $100,000          350,653       283,309        270,286
                                    ---------     ---------      ---------
Total core deposits                   620,093       584,399        567,507
Time deposits of $100,000 or more      47,979        47,016         39,458
                                    ---------     ---------      ---------
Total deposits                        668,072       631,415        606,965
Short-term borrowings                  53,518        53,207         51,089
Long-term debt                         91,000        90,000         90,000
                                    ---------     ---------      ---------
Total deposits and borrowed funds    $812,590      $774,622       $748,054
                                    =========     =========      =========


CAPITAL RESOURCES

  Total stockholders' equity increased $6.3 million or 10.5% from September 30, 1999 and increased $7.3 million or 12.4% since year-end 1999. Stockholders' equity is impacted by changes in the unrealized market gains and losses of the securities available for sale portfolio, net of deferred taxes and is shown on the consolidated balance sheets as a component of stockholders' equity as accumulated other comprehensive loss, net of tax. This portfolio had net unrealized losses in each period presented. The net unrealized loss declined by $113,000 from September 30, 1999, and by $2.9 million from year-end 1999. The net unrealized gains and losses of the securities available for sale portfolio are excluded from computations of regulatory ratios.

  Table 6 shows PennRock's capital resources at September 30, 2000 and at December 31 and September 30, 1999. PennRock and its subsidiary bank exceed all minimum capital guidelines.



TABLE 6 - CAPITAL RESOURCES
                                      September 30, December 31, September 30,
                                           2000         1999          1999
                                      -------------  ----------- -------------
  Leverage ratio:
   Total capital to total
     average assets                         8.87%        9.01%         9.08%
   Tier 1 capital to total
     average assets                         8.29%        8.33%         8.42%
  Risk-based capital ratios:
   Tier 1 capital to risk weighted
     assets                                11.66%       11.84%        12.06%
   Total capital to risk weighted
     assets                                12.49%       12.80%        13.02%


                          PART II.  OTHER INFORMATION
                          ---------------------------
                    For the Quarter ended September 30, 2000

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

  Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

  Not applicable

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

      27. Financial Data Schedule regarding unaudited interim financial information of PennRock for the nine months ended September 30, 2000.

  (b) Reports on Form 8-K

      There were no reports on Form 8-K filed for the three months ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PennRock Financial Services Corp.
                              ---------------------------------
                                        (Registrant)


Date: November 10, 2000       By:  /s/ Melvin Pankuch
-----------------------       ------------------------------------------------
                                   Melvin Pankuch
                                   Executive Vice President and
                                   Chief Executive Officer

Date: November 10, 2000       By:  /s/ George B. Crisp
------------------------      ------------------------------------------------
                                   George B. Crisp
                                   Vice President and Treasurer
                                  (Principal Financial and Accounting Officer)