Form 10-Q/A
period 2000-09-30
PENNROCK FINANCIAL SERVICES CORP
filed 2000-11-14
CIK 790988

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

Item 6. Exhibits and Reports on Form 8-K


SIGNATURES
----------

                         PART I.  FINANCIAL INFORMATION

                    For the Quarter Ended September 30, 2000

Item 1.  Financial Statements


PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                 September 30, December 31,  September 30,
(Amounts in thousands)                2000         1999          1999
                                  ------------  -----------  -------------
                                  (Unaudited)                 (Unaudited)
ASSETS
Cash and due from banks              $ 19,937     $ 26,455      $ 23,631
Short-term investments                  4,805        2,406         2,345
Mortgages held for sale                   151          295           414
Securities available for sale         326,460      309,462       309,207
Loans:
  Loans, net of unearned income       489,578      460,065       439,766
  Allowance for loan losses            (5,176)      (5,514)       (5,310)
                                    ---------    ---------     ---------
  Net loans                           484,402      454,551       434,456
Bank premises and equipment            13,520       13,294        13,399
Accrued interest receivable             6,310        5,878         5,541
Bank owned life insurance              16,018       15,435        15,242
Other assets                           20,372       14,690        11,912
                                    ---------    ---------     ---------
Total assets                         $891,975     $842,446      $816,147
                                    =========    =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Non-interest bearing             $ 87,690     $ 87,524      $ 85,885
    Interest bearing                  580,382      543,891       521,080
                                    ---------    ---------     ---------
    Total deposits                    668,072      631,415       606,965
  Short-term borrowings                53,518       53,207        51,089
  Long-term debt                       91,000       90,000        90,000
  Accrued interest payable              4,767        3,599         3,550
  Other liabilities                     8,057        4,992         4,320
                                    ---------    ---------     ---------
  Total liabilities                   825,414      783,213       755,924
Stockholders' Equity:
  Common stock, par value $2.50 per share;
    authorized - 20,000,000 shares;
    issued - 6,077,614 of which
    142,566, 135,847, and 146,176
    shares are held as treasury
    stock, respectively                15,194       15,194        15,194
  Surplus                              11,109       11,114        11,114
  Accumulated other comprehensive
    loss, net of tax                   (7,693)     (10,616)       (7,806)
  Retained earnings                    50,830       46,609        45,018
  Less treasury stock, at cost         (2,879)      (3,068)       (3,297)
                                    ---------    ---------     ---------
  Total stockholders' equity           66,561       59,233        60,223
                                    ---------    ---------     ---------
  Total liabilities and
    stockholders' equity             $891,975     $842,446      $816,147
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