Form 10-K405
period 2000-12-31
PENNROCK FINANCIAL SERVICES CORP
filed 2001-03-20
CIK 790988

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       Or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                         Commission file number 0-15040
                                                -------

                        PENNROCK FINANCIAL SERVICES CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         PENNSYLVANIA                                   23-2400021
  ----------------------------              ------------------------------------
  (State or other jurisdiction              (IRS Employer Identification Number)
 of incorporation or organization)

         1060 Main Street
      Blue Ball, Pennsylvania                              17506
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip code)

Registrant's telephone number, including area code       (717) 354-4541
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

Yes  [X]   No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of the shares of Common Stock of the Registrant held by non-affiliates of the Registrant as of February 16, 2001 was approximately $89.8 million.

As of February 16, 2001, there were 5,938,004 shares of Common Stock, Par Value $2.50 Per Share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

The Registrant's definitive Proxy Statement to be used in connection with the Annual Stockholders Meeting to be held April 24, 2001, is incorporated by reference in partial response to Part III of this report.

                        PENNROCK FINANCIAL SERVICES CORP.

                                TABLE OF CONTENTS

                                                                                                         PAGE
                                                                                                         ----
PART I
    Item 1.    Business....................................................................................3
    Item 2.    Properties..................................................................................8
    Item 3.    Legal Proceedings...........................................................................8
    Item 4.    Submission of Matters to a Vote of Security Holders.........................................8
    Item 4A.   Executive Officers of the Registrant........................................................9
PART II
    Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters......................10
    Item 6.    Selected Financial Data....................................................................11
    Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations......12
    Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.................................25
    Item 8.    Financial Statements and Supplementary Data................................................28
    Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures......53
PART III
    Item 10.   Directors and Executive Officers of the Registrant.........................................53
    Item 11.   Executive Compensation.....................................................................53
    Item 12.   Security Ownership of Certain Beneficial Owners and Management.............................53
    Item 13.   Certain Relationships and Related Transactions.............................................53
PART IV
    Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K............................54

SIGNATURES................................................................................................55


FORWARD LOOKING STATEMENTS

In our Annual Report, we may include certain forward looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we must inform you that a variety of factors could cause PennRock's actual results and experiences to differ materially from the anticipated results or other expectations expressed in these forward looking statements. Our ability to predict the results or the effect of future plans and strategies is inherently uncertain. The risks and uncertainties that may affect the operations, performance, development and results of PennRock's business include:

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

You should consider these factors in evaluating any forward-looking statements and not place undue reliance on such statements. We are not obligated to publicly update any forward looking statements we may make in this Annual Report to reflect the impact of subsequent events.

                        PENNROCK FINANCIAL SERVICES CORP.

                                     PART I


ITEM 1. BUSINESS

PENNROCK FINANCIAL SERVICES CORP.

PennRock Financial Services Corp. ("PennRock" or the "Registrant") is a Pennsylvania business corporation organized on March 5, 1986. It became a bank holding company when it acquired all of the common stock of Blue Ball National Bank (the "Bank") on August 1, 1986. Effective November 6, 2000, PennRock became a financial holding company as provided by the Gramm-Leach-Bliley Act of 1999.

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


BLUE BALL NATIONAL BANK

Blue Ball National Bank began operations in 1906. The Bank provides a full range of general commercial and retail banking services to its customers, including several types of checking and savings accounts, certificates of deposit, and commercial, consumer and mortgage loans through 15 full service branches in Lancaster, Berks and Chester Counties in southeastern and south-central Pennsylvania. The Bank also provides personal and corporate trust and agency services to individuals, corporations and others, including trust investment accounts, investment advisory services, mutual funds, estate planning, and management and administration of pension and profit sharing plans.

Commercial lending services provided by the Bank include short and medium term loans, revolving credit loans, letters and lines of credit, real estate mortgage and construction loans and agricultural loans. Consumer lending services include various types of secured and unsecured loans including installment loans, home equity loans and overdraft protection lines of credit. Residential mortgage loans are offered in a wide variety of types including fixed and adjustable-rate loans. The Bank's underwriting guidelines conform to Fannie Mae and Federal Home Loan Mortgage Corporation ("FHLMC") guidelines. The Bank sells most of the conforming fixed-rate residential mortgage loans it originates to either Fannie Mae or FHLMC in the secondary market but retains the servicing. The Bank's business is not considered seasonal.


PENNROCK INSURANCE GROUP, INC.

PennRock Insurance Group, Inc. ("PIGI") is a Pennsylvania corporation formed as a wholly owned subsidiary of Blue Ball National Bank on September 22, 1998. PIGI is an insurance agency organized for the sale of annuities and other types of insurance.


EMPLOYEES

PennRock has no employees. The Bank employed 243 full-time and 64 part-time employees at the end of 2000.


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

Among the most important factors influencing PennRock's ability to compete successfully for new loans and deposits are interest rates, convenience of office locations, and quality of service. We have attempted to differentiate ourselves from other competitors by emphasizing the local and personalized nature of our services. In an effort to make our community offices more convenient to our existing and potential customers, PennRock has, on average, added one new office per year over the past ten years. We added one office in 2000 and two are scheduled to open in 2001.

PennRock is not dependent upon a single customer or a small number of customers, the loss of which would have a materially adverse effect upon PennRock or its subsidiaries.


SUPERVISION AND REGULATION

General

PennRock is registered as a bank holding company and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System under the Bank Holding Act of 1956, as amended. PennRock has also made an effective election to be treated as a "financial holding company." Financial holding companies are bank holding companies that meet certain minimum capital and other standards and are therefore entitled to engage in financially related activities on an expedited basis; see further discussion below. As a financial holding company, PennRock's activities and those of its bank subsidiary are limited to the business of banking, activities closely related or incidental to banking, and activities that have been determined by statute or the Federal Reserve Board to be financial in nature. Bank holding companies are required to file periodic reports with and are subject to examination by the Federal Reserve Board. The Federal Reserve Board has issued regulations under the Bank Holding Company Act that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve Board, pursuant to such regulations, may require PennRock to stand ready to use its resources to provide adequate capital funds to its bank subsidiary during periods of financial stress or adversity.

The Bank Holding Company Act prohibits PennRock from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock, or substantially all of the assets of, any bank, or from merging or consolidating with another bank holding company, without prior approval of the Federal Reserve Board. Additionally, the Bank Holding Company Act prohibits PennRock from engaging in or from acquiring ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a non-banking business, unless such business has been determined by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto or, for financial holding companies, to be financial in nature or incidental thereto.

As a Pennsylvania bank holding company for purposes of the Pennsylvania Banking Code, PennRock is also subject to regulation and examination by the Pennsylvania Department of Banking.

The Bank is a national bank and a member of the Federal Reserve System, and its deposits are insured (up to applicable limits) by the Federal Deposit Insurance Corp oration (the "FDIC"). The Bank is subject to regulation and examination by the Office of the Comptroller of the Currency, and to a much lesser extent, the Federal Reserve Board and the FDIC. The Bank is also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. The Community Reinvestment Act requires the Bank to help meet the credit needs of the entire community where the Bank operates, including low and moderate-income neighborhoods. The Bank's rating under the Community Reinvestment Act, assigned by the Comptroller of the Currency pursuant to an examination of the Bank, is important in determining whether the Bank may receive approval for, or utilize certain streamlined procedures in, applications to engage in new activities. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

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

Regulatory Restrictions on Dividends

The Bank may not, under the National Bank Act, declare a dividend without approval of the Comptroller of the Currency, unless the dividend to be declared by the Bank's Board of Directors does not exceed the total of: (i) the Bank's net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus. In addition, the Bank can only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed its bad debts. The Federal Reserve Board, the Comptroller and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions. The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks that are not classified as well capitalized or adequately capitalized may not pay dividends.

Under these policies and subject to the restrictions applicable to the Bank, the Bank could declare, during 2001, without prior regulatory approval, aggregate dividends of approximately $9.8 million, plus net profits earned to the date of such dividend declaration.

FDIC Insurance Assessments

The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measures. Under the risk-related premium schedule, the FDIC assigns, on a semiannual basis, each depository institution to one of three capital groups (well-capitalized, adequately capitalized or undercapitalized) and further assigns such institution to one of three subgroups within a capital group. The institution's subgroup assignment is based upon the FDIC's judgment of the institution's strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to measuring the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10% or greater, a Tier 1 capital to risk-based assets ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater, are assigned to the well-capitalized group. As of December 31, 2000, the Bank was well capitalized for purposes of calculating insurance assessments.

The Bank Insurance Fund is presently fully funded at more than the minimum amount required by law. Accordingly, the 2001 Bank Insurance Fund assessment rates range from zero for those institutions with the least risk, to $0.27 for every $100 of insured deposits for institutions deemed to have the highest risk. The Bank is in the category of institutions that presently pay nothing for deposit insurance. The FDIC adjusts the rates every six months.

While the Bank presently pays no premiums for deposit insurance, it is subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. Prior to 1997, only thrift institutions were subject to assessments to raise funds to pay the Financing Corporation bonds. On September 30, 1996, as part of the omnibus budget act, Congress enacted the Deposit Insurance Funds Act of 1996, which recapitalized the Savings Association Insurance Fund and provided that commercial banks would be subject to 1/5 of the assessment to which thrifts are subject for Financing Corporation bond payments through 1999. Beginning in 2000, commercial banks and thrifts are subject to the same assessment for Financing Corporation bonds. The FDIC sets the Financing Corporation assessment rate every quarter. The Financing Corporation assessment for the Bank (and all other banks) for the first quarter of 2001 is an annual rate of $.0196 for each $100 of deposits.

New Legislation

Landmark legislation in the financial services area was signed into law on November 12, 1999. The Gramm-Leach-Bliley Act dramatically changes certain banking laws that have been in effect since the early part of the 20th century. The most radical changes are that the separation between banking and the securities businesses mandated by the Glass-Steagall Act has now been removed, and the provisions of any state law that prohibits affiliation between banking and insurance entities have been preempted. Accordingly, the new legislation now permits firms engaged in underwriting and dealing in securities, and insurance companies, to own banking entities, and permits bank holding companies (and in some cases, banks) to own securities firms and insurance companies. The provisions of federal law that preclude banking entities from engaging in non-financially related activities, such as manufacturing, have not been changed. For example, a manufacturing company cannot own a bank and become a bank holding company, and a bank holding company cannot own a subsidiary that is not engaged in financial activities, as defined by the regulators.

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

The new law also permits certain financial activities to be undertaken by a subsidiary of a national bank. As the Bank is a national bank, some of these provisions apply directly to the Bank. Generally, for financial activities that are conducted as a principal, such as an underwriter or dealer of securities holding an inventory, a national bank must be one of the 100 largest national banks in the United States and have its debt be rated investment grade. Because the Bank is not one of the 100 largest national banks in the United States, it is not authorized under the new law to conduct these financial activities as a principal. However, the Bank may own a securities broker or an insurance agency and certain other financial agency entities under the new law. Under prior law, national banks could only own an insurance agency if it was located in a town of fewer than 5,000 residents, or under certain other conditions. Under the new law, there is no longer any restriction on where the insurance agency subsidiary of a national bank is located or does business.

In addition to the foregoing provisions of the new law that make major changes to the federal banking laws, the new legislation also makes a number of additions and revisions to numerous federal laws that affect the business of banking. For example, there is now a federal law on privacy with respect to customer information held by banks.

The federal banking regulators have adopted rules implementing the new law regarding privacy for customer information. Banks must establish a disclosure policy for non-public customer information, disclose the policy to their customers, and give their customers the opportunity to object to non-public information being disclosed to a third party. Also, the Community Reinvestment Act has been amended by the new law to provide that small banks (those under $250 million in assets) that previously received an "outstanding" on their last CRA exam will not have to undergo another CRA exam for five years, or for four years if their last exam was "satisfactory." In addition, any CRA agreement entered into between a bank and a community group must be disclosed, with both the bank and the group receiving any grants from the bank detailing the amount of funding provided and what it was used for. The new law also requires a bank's policy on fees for transactions at ATM machines by non-customers to be conspicuously posted on the ATM. A number of other provisions affecting other general regulatory requirements for banking institutions were also adopted.

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


BLUE BALL NATIONAL BANK

The principal executive office and main banking office is located in Blue Ball, Pennsylvania. An operations center, also located in Blue Ball, Pennsylvania, accommodates the Bank's data processing, accounting, human resource, and loan and deposit operations departments. These and 12 of the Bank's full service community offices are owned free and clear of any indebtedness. The land on which three of the branch offices are located is leased. The net book value of the Bank's premises and equipment as of December 31, 2000 is $13.4 million.


ITEM 3. LEGAL PROCEEDINGS

Various legal actions or proceedings are pending involving PennRock or its subsidiaries. Management believes that the aggregate liability or loss, if any, will not be material.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2000.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of all of the executive officers of PennRock as of February 16, 2001, are listed below, along with the positions with PennRock and Blue Ball National Bank held by each of them during the past five years. The Board of Directors elects officers annually.


                                                                     POSITION AND EXPERIENCE
           NAME                   AGE                                  DURING PAST 5 YEARS
----------------------------    --------     -------------------------------------------------------------------------
Norman Hahn                       64         PennRock Financial Services Corp.:
                                               Chairman of the Board (January 1991 to date)
                                             Blue Ball National Bank:
                                               Chairman of the Board (January 1991 to date)

Glenn H. Weaver                   66         PennRock Financial Services Corp.:
                                               President (April 1989 to date)

Robert K. Weaver                  52         PennRock Financial Services Corp.:
                                               Secretary (March 1986 to date)
                                             Blue Ball National Bank:
                                               Secretary (1977 to date)

Melvin Pankuch                    61         PennRock Financial Services Corp.:
                                               Executive Vice President and Chief Executive Officer
                                               (April 1989 to date)
                                             Blue Ball National Bank:
                                               President and Chief Executive Officer (April 1988 to date)

George B. Crisp                   53         PennRock Financial Services Corp.:
                                               Vice President and Treasurer (April 1989 to date)
                                             Blue Ball National Bank:
                                               Senior Vice President - Operations (July 1993 to date)
                                               Chief Financial Officer (July 1987 to date)

Joseph C. Spada                   50         Blue Ball National Bank:
                                               Senior Vice President - Banking Sales/Service (July 1993 to date)

Michael H. Peuler                 50         Blue Ball National Bank:
                                               Senior Vice President - Financial Services (April 1995 to date)
                                               Vice President - Financial Services (June 1993 to April 1995)

                        PENNROCK FINANCIAL SERVICES CORP.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The price of PennRock's common stock ranged from $13.50 to $17.50 in 2000 and from $17.25 to $23.88 in 1999. The book value per share was $12.23 as of December 31, 2000 and $9.97 as of December 31, 1999. The prices listed below represent the high, low and quarter ending prices for stock trades reported during each quarter.


                                                            Quarter        Per Share
                            High             Low              End          Dividend
                         ------------    ------------     ------------    ------------
2000
FIRST QUARTER                $17.50          $15.75           $16.50           $.17
SECOND QUARTER                16.50           14.25            14.88            .17
THIRD QUARTER                 16.50           15.25            15.25            .17
FOURTH QUARTER                15.50           13.50            14.00            .19

1999
First quarter                $23.88          $21.75           $22.50           $.15
Second quarter                22.50           20.88            22.00            .15
Third quarter                 22.88           21.75            22.75            .15
Fourth quarter                22.75           17.50            17.50            .17

PennRock maintains a Dividend Reinvestment Plan for eligible shareholders who elect to participate in the Plan. A copy of the Prospectus for this Plan may be obtained by writing to:

    Glenn H. Weaver, President
    PennRock Financial Services Corp.
    P.O. Box 580
    Blue Ball, PA  17506

ITEM 6.  SELECTED FINANCIAL DATA

In thousands, except per share data

                                                 2000             1999             1998               1997              1996
                                                 ----             ----             ----               ----              ----
FOR THE YEAR:
Interest income                               $   64,234       $   54,783       $   50,643        $   45,618        $   40,599
Interest expense                                  37,073           28,137           25,458            21,878            18,916
Net interest income                               27,161           26,646           25,185            23,740            21,683
Provision for loan losses                          3,076            1,026            1,225               258               600
Non-interest income                                7,315            6,159            5,087             5,105             3,863
Non-interest expense                              20,280           18,566           17,451            16,665            14,725
Income from continuing
  operations, net of tax                           9,546           10,710            9,615             9,315             7,608
Loss from discontinued
  operations, net of tax                                                                              (1,555)             (801)
Net income                                         9,546           10,710            9,615             7,760             6,807
Per share:
  Income from continuing
    operations, net of tax                          1.60             1.79             1.59              1.54              1.25
  Loss from discontinued
    operations, net of tax                                                                              (.26)             (.13)
  Net income                                        1.60             1.79             1.59              1.28              1.12
Cash dividends                                       .70              .62              .60               .49               .45
Book value as of year-end                          12.23             9.97            11.14             10.10              8.90
Market value as of year-end                        14.00            17.50            24.00             19.25             16.13

AS OF YEAR-END:
Securities                                       323,556          309,462          273,722           224,408           186,026
Loans                                            501,140          461,179          407,930           382,647           320,149
Earning assets                                   845,616          767,828          683,813           604,898           509,060
Total assets                                     910,950          842,446          730,531           649,089           547,603
Total deposits                                   682,994          631,415          550,046           492,795           451,467
Short-term borrowings                             54,175           53,207           13,780            12,832            22,106
Long-term debt                                    91,000           90,000           90,700            77,000            14,000
Stockholders' equity                              72,598           59,233           66,911            61,267            53,729
Full-time equivalent employees                       276              271              255               238               277
Number of shares outstanding                   5,938,061        5,941,767        6,006,845         6,066,660         6,037,419

SELECTED RATIOS:
Return on average assets:
  From continuing operations                        1.09%            1.37%            1.39%             1.54%             1.40%
  From net income                                   1.09             1.37             1.39              1.28              1.25
Return on average equity:
  From continuing operations                       14.93            16.39            14.86             16.47             14.67
  From net income                                  14.93            16.39            14.86             13.72             13.12
Efficiency ratio                                   55.90            54.03            53.74             56.59             57.60
Net interest margin (tax
  equivalent)                                       3.71             4.02             4.36              4.48              4.48
Total capital to average assets                     8.86             9.01             9.96             10.46             10.62
Total capital to risk-weighted
  assets                                           12.45            12.80            14.77             14.22             16.08
Price to earnings                                   8.75             9.78            15.09             15.19             14.40
Market to book value                                1.14             1.76             2.15              1.92              1.81
Allowance for loan losses to loans                  1.19             1.20             1.20              1.11              1.26
Non-performing loans to loans                        .85              .43              .33               .56               .35
Dividend payout ratio                              43.66            34.52            37.70             38.29             39.99

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section presents management's discussion and analysis of the financial condition and results of operations of PennRock Financial Services Corp., a bank holding company ("PennRock"), its subsidiary, Blue Ball National Bank ("the Bank"), and the Bank's subsidiary, PennRock Insurance Group, Inc. ("PIGI"). This discussion and analysis should be read in conjunction with the financial statements and other financial data presented elsewhere in this Annual Report. The following discussion is intended to focus on certain financial data that might not otherwise be readily apparent.


RESULTS OF OPERATIONS

OVERVIEW

PennRock Financial Services Corp. recorded net income of $9.5 million or $1.60 per share in 2000, a decrease of 10.9% from net income of $10.7 million or $1.79 per share recorded in 1999. Net income was $9.6 million or $1.59 per share in 1998. Return on average assets was 1.09% in 2000, 1.37% in 1999 and 1.39% in 1998. Return on average equity was 14.93% in 2000, 16.39% in 1999 and 14.86% in 1998.

Average earning assets increased $82.1 million or 11.3% during 2000, while average interest bearing liabilities grew $91.9 million or 14.8%. The average yield on earning assets increased from 7.88% in 1999 to 8.29% in 2000, while the average yield on paying liabilities increased from 4.52% in 1999 to 5.19% in 2000. PennRock's net interest income on a fully taxable equivalent basis increased $815,000 or 2.8% during 2000 and $1.0 million or 3.6% in 1999. The net interest margin was 3.71% in 2000, 4.02% in 1999 and 4.36% in 1998.

The provision for loan losses increased from $1.0 million in 1999 to $3.1 million in 2000. The provision for loan losses was $1.2 million in 1998.

Non-interest income from sources other than realized securities gains increased $1.1 million or 24.8% in 2000 compared with an increase of $765,000 or 19.8% in 1999 and an increase of $245,000 or 6.8% in 1998. Fees earned from fiduciary activities and service charges on deposit accounts contributed to these increases. The increase in cash surrender value of Bank Owned Life Insurance ("BOLI") totaling $821, 000 in 2000 and $451,000 in 1999 is included in other non-interest income. There was no income from BOLI in 1998.

Non-interest expenses increased $1.7 million or 9.2% in 2000. Non-interest expenses increased $1.1 million or 6.4% in 1999 and $786,000 or 4.7% in 1998.


NET INTEREST INCOME

Net interest income is the amount by which interest income on loans, investments and other earning assets exceeds interest paid on deposits and other interest bearing liabilities. Net interest income is the primary source of revenue for PennRock. The amount of net interest income is affected by changes in interest rates and the balances of the various types of earning assets and interest bearing liabilities. For comparative purposes, and throughout this discussion unless otherwise noted, net interest income and corresponding yields are shown on a taxable equivalent basis. This adjustment will give effect to the interest earned on tax-exempt loans and investments by an amount equivalent to the federal income taxes, which would have been paid if the income received on these assets were taxable at the statutory rate of 34% for 2000, 1999, and 1998.

Net interest income is the product of the volume of average earning assets and the average rates earned on them, less the volume of average interest bearing liabilities and the average rates paid on them. Table 1 presents average balances, taxable equivalent interest income and expense and rates for PennRock's assets and liabilities.

TABLE 1 - AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE SUMMARY
 (Taxable equivalent basis)


In thousands                               2000                             1999                         1998
                               ------------------------------ ------------------------------------------------------------
                                AVERAGE              AVERAGE    Average             Average   Average             Average
                                BALANCE    INTEREST    RATE     Balance   Interest   Rate     Balance   Interest   Rate
                               ----------- -------- --------- ---------- ------------------------------ -------- ---------
ASSETS
Short-term investments           $  7,407   $   479    6.47%    $  4,250   $  197    4.64%    $  2,720   $   148    5.44%
Mortgages held for sale               274        27    9.85        2,797      202    7.22        1,910       159    8.32
Securities available for
   sale:
   U.S. Treasury and agency       132,638     9,448    7.12      124,060    8,253    6.65      101,710     6,862    6.75
   State and municipal             97,988     8,686    8.86       93,147    7,587    8.15      109,448     8,975    8.20
   Other                           90,421     6,372    7.05       75,201    4,644    6.18       37,680     2,142    5.68
                                 --------   -------             --------   ------             --------   -------
   Total securities available
     for sale                     321,047    24,506    7.63      292,408   20,484    7.01      248,838    17,979    7.23

Loans: (1)
   Mortgage                       271,585    22,567    8.31      247,909   20,780    8.38      225,596    20,081    8.90
   Commercial                     127,203    12,169    9.57      104,876    9,203    8.78      101,125     9,168    9.07
   Consumer (2)                    83,135     7,417    8.92       76,274    6,547    8.58       68,356     6,174    9.03
                                 --------   -------             --------   ------             --------   -------
   Total loans                    481,923    42,153    8.75      429,059   36,530    8.51      395,077    35,423    8.97
                                 --------   -------             --------   ------             --------   -------
Total earning assets              810,651    67,165    8.29      728,514   57,413    7.88      648,545    53,709    8.28
                                            -------                       --------                       -------
Other assets                       65,350                         51,122                        41,419
                                 --------                       --------                      --------
Total assets                     $876,001              7.67%    $779,636             7.36%    $689,964              7.78%
                                 ========              ====     ========             ====     ========              ====

LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest bearing deposits:
   Demand                        $139,570     5,207    3.73%    $142,980    5,113    3.58%   $  86,027     2,569    2.99%
   Savings                         55,457     1,095    1.97       58,412    1,198    2.05       56,814     1,260    2.22
   Time                           368,803    21,379    5.80      299,533   15,155    5.06      272,835    14,560    5.34
                                 --------   -------             --------   ------             --------   -------
   Total interest bearing
     deposits                     563,830    27,681    4.91      500,925   21,466    4.29      415,676    18,389    4.42
Short-term borrowings              63,975     3,891    6.08       31,059    1,511    4.86       40,271     2,162    5.37
Long-term debt                     86,292     5,501    6.37       90,228    5,160    5.72       86,270     4,907    5.69
                                 --------   -------             --------   ------             --------   -------
Total interest bearing
liabilities                       714,097    37,073    5.19      622,212   28,137    4.52      542,217    25,458    4.69
                                            -------                       -------                        -------
Non-interest bearing
   demand deposits                 87,786                         83,382                        74,486
Other liabilities                  10,162                          8,706                         8,564
Stockholders' equity               63,956                         65,336                        64,697
                                 --------                       --------                      --------
Total liabilities and
   stockholders' equity          $876,001              4.23%    $779,636             3.61%    $689,964              3.69%
                                 ========              ====     ========             ====     ========              ====

Net interest income                         $30,092                       $29,276                        $28,251
                                            =======                       =======                        =======

Interest rate spread                                   3.10%                         3.36%                          3.59%
Effect of non-interest
   bearing funds                                        .61                           .66                            .77
                                                       ----                          ----                           ----

Net interest margin                                    3.71%                         4.02%                          4.36%
                                                       ====                          ====                           ====


(1) Interest income on loans includes fees of $775,000 in 2000, $1,039,000 in 1999 and $961,000 in 1998. Average loan balances exclude non-accrual loans.

(2) Consumer loans outstanding net of unearned income.

Table 2 presents the net interest income on a fully taxable equivalent basis for the years ended December 31, 2000, 1999 and 1998.


TABLE 2 - NET INTEREST INCOME

In thousands                                            2000            1999            1998
                                                       -------         -------         -------
Total interest income                                  $64,234         $54,783         $50,643
Total interest expense                                  37,073          28,137          25,458
                                                       -------         -------         -------

Net interest income                                     27,161          26,646          25,185
Tax equivalent adjustment                                2,930           2,630           3,066
                                                       -------         -------         -------

Net interest income (fully taxable equivalent)         $30,091         $29,276         $28,251
                                                       =======         =======         =======

Net interest income on a fully taxable equivalent basis was $30.1 million in 2000, an increase of $815,000 or 2.8% from the $29.3 million earned in 1999. Taxable equivalent net interest income in 1999 increased $1.0 million or 3.6% from $28.3 million in 1998.

Changes in interest rates as well as changes in average balances (or volumes) of earning assets and paying liabilities have an impact on the amount of net interest income earned and the net interest margins realized by PennRock from year-to-year. By isolating the effect that changes in rates have on net interest income from the effect of changes in volume, we can analyze the degree that each influences the change in net interest income and net interest margins. Table 3 analyzes the changes in the volume and rate components of net interest income. During 2000, net interest income increased $1.8 million due to changes in volume and decreased $958,000 due to changes in interest rates. In 1999, net interest income increased $3.4 million due to changes in volume and decreased by $2.4 million due to changes in interest rates.

TABLE 3 - VOLUME AND RATE ANALYSIS OF CHANGES IN INTEREST INCOME
(Taxable equivalent basis)

In thousands                                                           Year Ended December 31,
                                         ------------------------------------------------------------------------------------
                                                      2000 OVER 1999                             1999 over 1998
                                         --------------------------------------        --------------------------------------
                                             CHANGE DUE TO                                 Change due to
                                         -----------------------        TOTAL          ---------------------          Total
                                          VOLUME          RATE          CHANGE         Volume           Rate         Change
                                          -------        -------        -------        -------        -------        -------
Interest earned on:
   Short-term investments                 $   146        $   136        $   282        $    83        ($   34)       $    49
   Mortgages held for sale                   (182)             7           (175)            74            (31)            43
   Securities                               2,006          2,015          4,021          3,148           (643)         2,505
   Loans                                    4,501          1,122          5,623          3,047         (1,940)         1,107
                                          -------        -------        -------        -------        -------        -------
   Total interest income                    6,471          3,280          9,751          6,352         (2,648)         3,704
                                          -------        -------        -------        -------        -------        -------

Interest paid on:
   Interest bearing demand deposits          (122)           216             94          1,701            843          2,544
   Savings deposits                           (61)           (42)          (103)            35            (97)           (62)
   Time deposits                            3,505          2,719          6,224          1,425           (830)           595
   Short-term borrowings                    1,601            779          2,380           (495)          (156)          (651)
   Long-term debt                            (225)           566            341            225             28            253
                                          -------        -------        -------        -------        -------        -------
   Total interest expense                   4,698          4,238          8,936          2,891           (212)         2,679
                                          -------        -------        -------        -------        -------        -------
Net interest income                       $ 1,773        ($  958)       $   815        $ 3,461        ($2,436)       $ 1,025
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

TABLE 4 - INTEREST RATE SPREAD AND NET INTEREST MARGIN ON EARNING ASSETS

(Taxable equivalent basis)

In thousands

                                           2000                           1999                          1998
                                   --------------------          ---------------------         ---------------------
                                   AVERAGE                       Average                       Average
                                   BALANCES        RATE          Balances         Rate         Balances         Rate
                                   --------        ----          --------         ----         --------         ----
Earning assets                     $810,651        8.29%         $728,514         7.88%        $648,545         8.28%
                                   ========                      ========                      ========
Interest bearing liabilities       $714,097        5.19%         $622,212         4.52%        $542,217         4.69%
                                                   ----                           ----                          ----
Interest rate spread                               3.10%                          3.36%                         3.59%
Interest free sources used
   to fund earning assets            96,554         .61%          106,302          .66%         106,328          .77%
                                   --------        ----          --------         ----         --------         ----
Total sources of funds             $810,651                      $728,514                      $648,545
                                   ========                      ========                      ========
Net interest margin                                3.71%                          4.02%                         4.36%
                                                   ====                           ====                          ====

The following discussion analyzes changes in PennRock's spreads and margins in terms of basis points. A basis point is a unit of measure for interest rates equal to .01%. One hundred basis points equal 1%.

Interest rate spreads decreased 26 basis points in 2000 while the net interest margin declined 31 basis points. The yield on earning assets increased 41 basis points but this was more than offset by a 67 basis point increase in the cost of funds. Although the prime rate increased 100 basis points in 2000, loan yields increased only 24 basis points due to continued intense competition for loans in our market area. Fees on loans decreased $264,000 in 2000 from 1999. The yield on securities available for sale increased 62 basis points due in part to the increase in yield of adjustable rate securities purchased in 1999 and to the purchase of higher yielding municipal bonds during 2000. Interest bearing deposit costs increased 62 basis points as the result of various time deposit promotions held during the year in an effort to attract new deposits. A majority of these new deposits mature within the first two months of 2001 and should renew or be replaced by other funds at lower rates. Short-term borrowings costs increased 122 basis points in 2000. Because the Federal Reserve Bank decreased interest rates a total of 100 basis points in January 2001, we expect short-term borrowing costs to be substantially lower in 2001 than in 2000.

Interest rate spreads decreased 23 basis points in 1999 while the net interest margin declined 34 basis points. Both the interest rate spread and margin were negatively impacted by a 40 basis point decline in earning asset yields and helped by a 17 basis point decline in interest bearing liability costs. Loan yields declined 46 basis points despite three separate increases in the prime rate during 1999. The competitive environment for higher quality loans required us to make such loans with rates and related loan fees lower than those realized in prior years. The yield on securities available for sale declined 22 basis points primarily due to the sale of long-term higher yielding municipal bonds and the purchase of lower yielding adjustable rate securities in anticipation of rising interest rates in an attempt to reduce our exposure to interest rate risk. The reduction in liability costs is primarily the result of higher rate certificates of deposit renewing at lower rates during the year.


PROVISION FOR LOAN LOSSES

The amount of provision for loan losses that was charged against earnings was $3.1 million in 2000 compared with $1.0 million in 1999 and $1.2 million in 1998. The amount of the provision is based, among other factors, on the amount of realized net credit losses. Net credit losses totaled $2.6 million in 2000, $409,000 in 1999 and $575,000 in 1998. We review the adequacy of the allowance in light of past loan loss experience, current economic conditions, size and characteristics of the loan portfolio, volume of non-performing and delinquent loans and other relevant information.

The ratio of net charge-offs to average loans decreased from .15% in 1998 to
 .10% in 1999 but increased to .54% in 2000. Net charge-offs in 2000 totaled 43.81% of the allowance for loan losses compared with 7.42% in 1999 and 11.74% in 1998. Non-performing loans (loans on which we have stopped accruing interest and loans 90 days or more past due which we continue to accrue interest) increased from $2.0 million at the end of 1999 to $4.2 million at the end of 2000. Non-performing loans represented .85% of total loans as of December 31, 2000 and .43% at the end of 1999.

NON-INTEREST INCOME

Total non-interest income increased $1.2 million or 18.8% in 2000 and by $1.1 million or 21.1% in 1999. Excluding net security gains, non-interest income increased $1.1 million or 24.8% in 2000 compared with a $765,000 or 19.8% increase in 1999. Table 5 indicates changes in the major categories of non-interest income.

TABLE 5 - NON-INTEREST INCOME

In thousands                                       2000/1999                                   1999/1998
                                       ----------------------------------------- ---------------------------------------------
                                                        INCREASE                                Increase
                                                       (DECREASE)                              (Decrease)
                                                   --------------------                  -----------------------
                                        2000        AMOUNT          %         1999        Amount             %          1998
                                       ------       ------         ---       ------       -------           ----       ------
Service charges on deposit
   accounts                            $1,738       $  131          8.2%     $1,607       $   176           12.3%      $1,431
Other service charges and fees            282           31         12.4         251            (6)          (2.3)         257
Fiduciary activities                    1,402          201         16.7       1,201           243           25.4          958
Net realized gains on sales of
   available for sale securities        1,547           10           .7       1,537           307           25.0        1,230
Mortgage banking                          309           50         19.3         259          (403)         (60.9)         662
Other                                   2,037          733         56.2       1,304           755          137.5          549
                                       ------       ------                   ------       -------                      ------
Total                                  $7,315       $1,156         18.8%     $6,159       $ 1,072           21.1%      $5,087
                                       ======       ======         ====      ======       =======           ====       ======

Net security gains totaled $1.5 million in 2000, $1.5 million in 1999 and $1.2 million in 1998. Securities gains and losses in all three years were attributable to sales of PennRock's equity portfolio and to the sale of other securities for the purpose of adding liquidity, to control interest rate risk and reflect the Bank's active management of the available for sale security portfolio. We continuously monitor PennRock's interest rate sensitivity position and periodically restructure the security portfolio as conditions warrant such as expected changes in liquidity or projected movements in future interest rates. PennRock maintains and actively manages a portfolio of equity securities. Net equity gains totaled $586,000 in 2000, $505,000 in 1999 and $598,000 in
1998.

Fiduciary fees increased $201,000 or 16.7% in 2000 and by $243,000 or 25.4% in 1999. Assets under trust management were $271 million at the end of 2000, an increase of $10 million or 3.8% over assets of $261 million at the end of 1999. Trust assets increased $37 million or 16.5% in 1999.

Other non-interest income increased $733,000 or 56.2% in 2000 and by $755,000 or 137.5% in 1999. In May 1999, the Bank purchased $15 million of Bank Owned Life Insurance ("BOLI"). The increase in the cash surrender value of the BOLI is included in other non-interest income and totaled $821,000 in 2000 and $451,000 in 1999.


NON-INTEREST EXPENSE

Total non-interest expense for 2000 increased $1.7 million or 9.2% compared with a $1.1 million or 6.4% increase in 1999. Salaries and employee benefits increased $950,000 or 8.5% in 2000 and $1.2 million or 12.2% in 1999. Total full-time equivalent employees increased from 255 at year-end 1998 to 271 at the end of 1999 and to 276 in 2000. The ratio of average assets (in millions) per employee was $2.71 in 1998, $2.88 in 1999 and $3.17 in 2000. The average salary expense per employee was $31,000 in 1998 and 1999 and $34,000 in 2000.

Expenses related to occupancy, real estate depreciation and maintenance increased $102,000 or 7.9% in 2000 and decreased by $1,000 or .1% in 1999. Expenses relating to equipment, depreciation and service increased by $44,000 in 2000 and declined by $63,000 in 1999.

Other non-interest expenses decreased $618,000 or 12.5% in 2000 and decreased $35,000 or .7% in 1999. Table 6 summarizes the changes in the major categories of non-interest expense.

TABLE 6 - NON-INTEREST EXPENSE

In thousands                                     2000/1999                                      1999/1998
                                     ----------------------------------        ----------------------------------------------
                                                        INCREASE                                 Increase
                                                       (DECREASE)                               (Decrease)
                                                  ----------------------                  ----------------------
                                       2000        AMOUNT           %        1999          Amount            %         1998
                                     -------       ------         -----     -------       -------         -------     -------
Salaries and employee benefits       $12,080       $  950          8.5%     $11,130       $ 1,214          12.2%      $ 9,916
Occupancy, net                         1,389          102          7.9        1,287            (1)          (.1)        1,288
Equipment, depreciation and
   service                             1,252           44          3.6        1,208           (63)         (5.0)        1,271
Other                                  5,559          618         12.5        4,941           (35)          (.7)        4,976
                                     -------       ------                   -------       -------                     -------
Total                                $20,280       $1,714          9.2%     $18,566       $ 1,115           6.4%      $17,451
                                     =======       ======         ====      =======       =======          ====       =======

PROVISION FOR INCOME TAXES

Income tax expense totaled $1.6 million in 2000, $2.5 million in 1999 and $2.0 million in 1998. The statutory federal tax rate was 34% each year. PennRock's effective tax rate was 14.2% in 2000 compared to 18.9% in 1999 and 17.1% in 1998. The primary reason for the change in the effective tax rate is due to the change in tax-exempt income. For a more comprehensive analysis of income tax expense, refer to Note 11 of the Notes to Consolidated Financial Statements.

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

FINANCIAL CONDITION

SOURCES AND USES OF FUNDS

Table 7 examines PennRock's financial condition in terms of its sources and uses of funds. Average funding uses increased $82.0 million or 11.3% in 2000 compared with an increase of $80.0 million or 12.3% in 1999.


TABLE 7 - SOURCES AND USES OF FUNDS

In thousands                               2000                                             1999                          1998
                             ---------------------------------------       --------------------------------------      ----------
                                               INCREASE (DECREASE)                         Increase (Decrease)
                               AVERAGE      ------------------------       Average        ------------------------      Average
                              BALANCE        AMOUNT              %         Balance         Amount            %          Balance
                             ---------      ---------          -----       -------        ---------        ------      ----------
Funding uses:
   Short-term
     investments              $  7,407       $  3,157           74.3%      $  4,250       $  1,530          56.3%      $  2,720
   Mortgages held for
     sale                          274         (2,523)         (90.2)         2,797            887          46.4          1,910
   Securities available
     for sale                  321,047         28,639            9.8        292,408         43,570          17.5        248,838
   Loans                       481,923         52,864           12.3        429,059         33,982           8.6        395,077
                              --------       --------                      --------       --------                     --------
   Total uses                 $810,651       $ 82,137           11.3%      $728,514       $ 79,969          12.3%      $648,545
                              ========       ========          =====       ========       ========          ====       ========
Funding sources:
   Interest-bearing
     demand deposits          $139,570       ($ 3,410)          (2.4%)     $142,980       $ 56,953          66.2%      $ 86,027
   Savings deposits             55,457         (2,955)          (5.1)        58,412          1,598           2.8         56,814
   Time deposits               368,803         69,270           23.1        299,533         26,698           9.8        272,835
   Short-term
     borrowings                 63,975         32,916          106.0         31,059         (9,212)        (22.9)        40,271
   Long-term debt               86,292         (3,936)          (4.4)        90,228          3,958           4.6         86,270
   Non-interest bearing
     funds, net                 96,554         (9,748)          (9.2)       106,302            (26)          0.0        106,328
                              --------       --------                      --------       --------                     --------
   Total sources              $810,651       $ 82,137           11.3%      $728,514       $ 79,969          12.3%      $648,545
                              ========       ========          =====       ========       ========          ====       ========


SECURITIES AND SHORT-TERM INVESTMENTS

Table 8 indicates the composition and maturity of the securities available for sale ("AFS") portfolio as of December 31, 2000. Included in the portfolio are callable agencies, state and municipal securities, mortgage-backed securities (including adjustable rate mortgage-backed securities) and CMOs that may be called, prepaid or reprice before final maturity. For mortgage-backed securities, maturity is based on average lives rather than contractual maturity. The average life to call or repricing of the portfolio was 3.2 years as of December 31, 2000 and 5.2 years as of December 31, 1999.

TABLE 8 - ANALYSIS OF SECURITIES AVAILABLE FOR SALE

In thousands                                                                                                Taxable
                                        Within      1-5        6-10     Over 10                           Equivalent
                                       One Year    Years       Years     Years     Equities     Total        Yield
                                    ---------- ----------- ----------  ---------   --------    --------   ----------
U.S. Treasury and agency                $5,082     $5,000     $29,471   $ 81,433    $          $120,986      7.01%
States and political subdivisions                      72                 87,073                 87,145      8.08
Mortgage backed securities                          6,598      16,966                            23,564      6.57
Collateralized mortgage
   Obligations                                      6,041                  3,511                  9,552      6.24
Corporate obligations                               2,833       5,220     53,299                 61,352      7.55
Equity securities                                                                    24,862      24,862
                                        ------    -------     -------   --------    -------    --------

Total (amortized cost)                  $5,082    $20,544     $51,657   $225,316    $24,862    $327,461      7.24%
                                        ======    =======     =======   ========    =======    ========

Total fair value                        $5,076    $20,648     $51,687   $222,911    $23,234    $323,556
Taxable equivalent yield                  5.00%      6.53%       6.81%     7.69%

Percent of portfolio                      1.55%      6.27%      15.78%    68.81%      7.59%

Average maturity                    16.7 YEARS

Measured on an amortized cost basis, securities increased $1.9 million or .6% in 2000 and increased $55.8 million or 20.7% during 1999. As of December 31, 2000, securities available for sale at fair value totaled $323.6 million compared with $309.5 million at the end of 1999. During 2000, PennRock sold $90.4 million and purchased $100.9 million in available for sale securities. During 1999, PennRock sold $79.6 million in securities and purchased $173.6 million. In addition, $11.1 million in 2000 and $40.5 million in 1999 was received from securities that matured or were called and from principal repayments of mortgage-backed securities.

As of December 31, 2000, the AFS portfolio had a net unrealized loss of $3.9 million consisting of gross unrealized gains of $2.4 million and gross unrealized losses of $6.3 million. As of December 31, 1999, the AFS portfolio had a net unrealized loss of $16.1 million consisting of gross unrealized gains of $1.4 million and gross unrealized losses of $17.5 million.

As of December 31, 2000, PennRock had $33.1 million invested in mortgage-backed pass-through securities and CMOs compared with $35.3 million as of December 31, 1999. A mortgage-backed pass-through security depends on an underlying pool of mortgage loans to provide a cash flow pass-through of principal and interest. PennRock had $23.6 million in mortgage-backed pass-through securities as of December 31, 2000 of which $4.7 million were adjustable rate and $18.8 million were fixed rate securities. A CMO is a mortgage-backed security that is comprised of classes of bonds created by prioritizing the cash flows from the underlying mortgage pool in order to meet different objectives of investors. PennRock had $9.6 million in CMO securities at the end of 2000 of which $4.4 million were adjustable rate and $5.2 million were fixed rate. None of the CMOs in the portfolio was considered "high risk CMOs" as defined by banking regulations. All CMOs and mortgage-backed pass-through securities were issued by Federal agencies.

During 2000 and 1999, there were no investments in securities of any single, non-federal issues in excess of 10% of stockholders' equity.


LOANS

Table 9 presents loans outstanding, by type of loan, for the past five years. Loans increased from year-end 1999 to year-end 2000 by $40.0 million or 8.7%, compared with a $53.2 million or 13.1% increase from year-end 1998 to year-end 1999. The largest area of growth in 2000 was in commercial, financial and agricultural loans, which grew $39.8 million or 14.7%. PennRock sold $23.4 million in conforming residential mortgage loans in 2000 and $37.5 million in 1999.

TABLE 9 - LOANS OUTSTANDING, NET OF UNEARNED INCOME

In thousands                                                              December 31,
                                              --------------------------------------------------------------------
                                                2000           1999           1998           1997           1996
                                              --------       --------       --------       --------       --------
Commercial, financial and agricultural:
   Commercial, secured by real estate         $223,722       $200,633       $168,074       $162,227       $127,919
   Agricultural                                  6,589          7,408          8,999         10,087          9,533
   Other                                        80,497         62,964         58,553         58,405         56,118
Real estate - construction                      22,745         26,669         17,474         22,365          9,415
Real estate - mortgage                         151,709        146,500        136,969        111,689         99,798
Consumer loans                                  15,878         17,005         17,861         17,874         17,366
                                              --------       --------       --------       --------       --------
Total loans                                   $501,140       $461,179       $407,930       $382,647       $320,149
                                              ========       ========       ========       ========       ========

TABLE 10 - LOAN MATURITIES AND INTEREST SENSITIVITY (1)

In thousands                                                 DECEMBER 31, 2000
                                             ----------------------------------------------------
                                             ONE YEAR     ONE THROUGH     OVER
                                             OR LESS      FIVE YEARS    FIVE YEARS        TOTAL
                                             -------      ----------    ----------        -----
Commercial, financial and agricultural       $ 9,684       $63,422       $237,702       $310,808
Real estate - construction                    22,745                                      22,745
                                             -------       -------       --------       --------
Total                                        $32,429       $63,422       $237,702       $333,553
                                             =======       =======       ========       ========
Loans with predetermined interest rate       $ 9,573       $39,838       $  8,878       $ 58,289
Loans with variable interest rate             22,856        23,584        228,824        275,264
                                             -------       -------       --------       --------
Total                                        $32,429       $63,422       $237,702       $333,553
                                             =======       =======       ========       ========

(1) Excludes residential mortgages and consumer loans.


NON-PERFORMING ASSETS

Table 11 shows PennRock's non-performing loans for the five years ended December 31, 2000. PennRock's policy is to discontinue the accrual of interest on loans for which the principal or interest is past due 90 days or more unless the loan is well-secured and corrective action has begun or the loan is in the process of collection. When a loan is placed on non-accrual status, any unpaid interest is charged against income.


TABLE 11 - NON-PERFORMING ASSETS


In thousands                                                               December 31,
                                                  --------------------------------------------------------------
                                                   2000          1999          1998          1997          1996
                                                  ------        ------        ------        ------        ------
Non-accrual loans                                 $3,675        $1,114        $  143        $  288        $  795
Loans accruing but 90 days past due as to
   principal or interest                             569           853         1,196         1,853           311
                                                  ------        ------        ------        ------        ------
Total non-performing loans                         4,244         1,967         1,339         2,141         1,106
Other real estate owned                              188           162            65           187
                                                  ------        ------        ------        ------        ------
Total non-performing assets                       $4,432        $2,129        $1,339        $2,206        $1,293
                                                  ======        ======        ======        ======        ======

Ratios:
   Non-performing loans to total loans              0.85%         0.43%         0.33%         0.56%         0.35%
   Non-performing assets to total loans and
     other real estate owned                        0.88%         0.46%         0.33%         0.58%         0.40%
   Allowance for loan losses to
     non-performing loans                         140.74%       280.33%       365.72%       198.37%       366.09%

As of December 31, 2000, PennRock did not have any loan concentrations exceeding 10% of total loans to any particular economic group or industry. The loan portfolio is well diversified as to industry and companies within each industry which helps minimize risk. Loan quality is maintained through diversification of risk, strict credit control practices and continued monitoring of the loan portfolio. As of December 31, 2000, PennRock did not have any loans outstanding to any foreign entity or government.

As of December 31, 2000, real estate acquired in foreclosure known as "other real estate owned" ("OREO") totaled $188,000 and was included in other assets on the Consolidated Balance Sheets. As of December 31, 1999, OREO totaled $162,000. Valuation reserves are established for OREO properties whenever estimated current realizable values fall below the original fair value recorded.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses (Table 12) is based on Management's evaluation of historical and anticipated loan loss expense, analysis of non-performing and delinquent loans, prevailing and anticipated economic conditions, and banking industry standards. The allowance is established at a level considered by Management to be adequate to absorb credit losses inherent in the portfolio as of the balance sheet date and is monitored on a continuous basis with independent formal loan reviews conducted on a semiannual basis. Provisions for loan losses charged to operating expense increase the allowance while net charge-offs of loans decrease the allowance.

TABLE 12 - ALLOWANCE FOR LOAN LOSSES

In thousands                                                                  Year Ended December 31,
                                                  --------------------------------------------------------------------------------
                                                    2000              1999              1998              1997              1996
                                                  --------          --------          --------          --------          --------
Balance, beginning of year                        $  5,514          $  4,897          $  4,247          $  4,049          $  3,661
Provision charged to expense                         3,076             1,026             1,225               258               600
Loans charged off:
   Commercial, financial and agricultural            1,258               216               396                74               159
   Consumer                                          1,582               277               283               231               132
                                                  --------          --------          --------          --------          --------
   Total loans charged off                           2,840               493               679               305               291
                                                  --------          --------          --------          --------          --------
Recoveries:
   Commercial, financial and agricultural              106                21                51               129                49
   Consumer                                            117                63                53                36                30
                                                  --------          --------          --------          --------          --------
   Total recoveries                                    223                84               104               165                79
                                                  --------          --------          --------          --------          --------
   Net charge-offs                                   2,617               409               575               140               212
                                                  --------          --------          --------          --------          --------
Transfer of valuation reserve from
   discontinued subsidiary                                                                                    80
                                                  --------          --------          --------          --------          --------
Balance, end of year                              $  5,973          $  5,514          $  4,897          $  4,247          $  4,049
                                                  ========          ========          ========          ========          ========

Total loans
   Average                                        $485,999          $430,015          $395,460          $347,803          $313,001
   Year-end                                        501,140           461,179           407,930           382,647           320,149

Ratios:
   Net charge-offs to:
     Average loans                                    0.54%             0.10%             0.15%             0.04%             0.07%
     Total loans                                      0.52%             0.09%             0.14%             0.04%             0.07%
     Allowance for loan losses                       43.81%             7.42%            11.74%             3.30%             5.24%
     Provision for loan losses                       85.08%            39.86%            46.94%            54.26%            35.33%
   Allowance for loan losses to:
     Average loans                                    1.23%             1.28%             1.24%             1.22%             1.29%
     Loans as of year-end                             1.19%             1.20%             1.20%             1.11%             1.26%

The allowance for loan losses totaled $5.9 million as of December 31, 2000, an increase of 8.3% from 1999. The allowance for loan losses as a percentage of year-end loans was 1.19% as of December 31, 2000 and 1.20% as of December 31, 1999. The provision for loan losses exceeded net charge-offs by $459,000 in 2000, by $617,000 in 1999 and by $650,000 in 1998. The allowance for loan losses as a percentage of non-performing loans was 140.7% as of December 31, 2000 and 280.3% as of December 31, 1999.

Total loans charged-off decreased from $679,000 in 1998 to $493,000 in 1999 and increased to $2.8 million in 2000. The increase in 2000 was due to a large charge-off on one commercial loan customer who declared bankruptcy in 2000. Several courses of corrective action are being pursued currently to resolve this situation. Recoveries of loans previously charged-off decreased from $104,000 in 1998 to $84,000 in 1999 and increased to $223,000 in 2000. The ratio of net charge-offs to average loans was .15% in 1998, decreased to .10% in 1999 and increased to .54% in 2000.

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

TABLE 13 - ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                                                 December 31,
                        ------------------------------------------------------------------------------------------------
                               2000               1999                1998               1997               1996
                        ------------------- ------------------ ------------------ ------------------- ------------------
                                    % OF               % of                % of                % of               % of
                         AMOUNT    LOANS      Amount  Loans       Amount   Loans    Amount    Loans    Amount    Loans
                         ------    -----      ------  -----       ------   -----    ------    -----    ------    -----
Commercial, financial
   and agricultural       $4,232    61.7%     $4,181   58.7%      $3,523    57.7%   $2,858     60.3%    $2,835    60.4%
Real estate -
   construction                      4.6                5.8                  4.3                5.8                2.9
Real estate - mortgage       185    30.5         225   31.8          235    33.6        60     29.2         53    31.2
Consumer                     484     3.2         440    3.7          407     4.4       335      4.7        323     5.5
Unallocated                1,072                 668                 732               994                 838
                          ------   -----      ------  -----       ------   -----    ------    -----     ------   -----
Total                     $5,973   100.0%     $5,514  100.0%      $4,897   100.0%   $4,247    100.0%    $4,049   100.0%
                          ======   =====      ======  =====       ======   =====    ======    =====     ======   =====

As of December 31, 2000, PennRock's recorded investment in loans considered to be impaired under Statement of Financial Accounting Standards No. 114 was $3.8 million of which $3.7 million was on non-accrual status. Included in this amount is $2.6 million of impaired loans for which the related allowance is $830,000 and $1.2 million for which there is no related allowance. The average recorded investment in impaired loans for 2000 was $2.7 million and the interest recognized for the year was $111,000.

As of December 31, 1999, PennRock's recorded investment in impaired loans was $1.6 million of which $1.1 million was on non-accrual status. Included in this amount is $628,000 of impaired loans for which the related allowance is $328,000 and $970,000 for which there is no related allowance. The average recorded investment in impaired loans for 1999 was $1.2 million and the interest recognized for the year was $98,000.


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

Total deposits increased $51.6 million or 8.2% in 2000 compared with $81.4 million or 14.8% in 1999. Table 14 reflects the changes in the major classifications of deposits by comparing the year-end balances for the past five years. Table 15 reflects the maturity of large dollar deposits.

TABLE 14 - DEPOSITS BY MAJOR CLASSIFICATION

In thousands                                                       December 31,
                                        --------------------------------------------------------------------
                                          2000           1999           1998           1997           1996
                                        --------       --------       --------       --------       --------
Non-interest bearing deposits           $ 94,001       $ 87,524       $ 88,061       $ 77,106       $ 65,537
NOW accounts                              37,390         38,418         39,931         39,061         41,209
Money market deposit accounts             98,130        117,603         80,048         35,080         34,125
Savings accounts                          55,526         57,545         56,534         57,557         59,977
Time deposits under $100,000             340,868        283,309        248,252        250,364        224,071
                                        --------       --------       --------       --------       --------
Total core accounts                      625,915        584,399        512,826        459,168        424,919
Time deposits of $100,000 or more         57,079         47,016         37,220         33,627         26,548
                                        --------       --------       --------       --------       --------
Total deposits                          $682,994       $631,415       $550,046       $492,795       $451,467
                                        ========       ========       ========       ========       ========

TABLE 15 - MATURITY OF TIME DEPOSITS OF $100,000 OR MORE


In thousands                                           December 31,
                                            -----------------------------------
                                             2000          1999          1998
                                            -------       -------       -------
Three months or less                        $28,208       $19,228       $12,848
Over three months through six months         11,416         9,786        14,151
Over six months through twelve months        13,809         9,374         8,020
Over twelve months                            3,646         8,628         2,201
                                            -------       -------       -------
Total                                       $57,079       $47,016       $37,220
                                            =======       =======       =======

The Bank maintains lines of credit with various correspondent banks to use as sources of short-term funds in addition to repurchase agreements with bank customers. Federal funds purchased and securities sold under agreements to repurchase decreased slightly from $51.7 million as of December 31, 1999 to $51.6 million as of December 31, 2000. Of the securities sold under agreements to repurchase, $21.5 million at year-end 2000 were agreements with bank customers compared with $8.1 million at year-end 1999, while $30.0 million and $40.0 million were outstanding at the Federal Home Loan Bank of Pittsburgh ("the FHLB") as of 2000 and 1999. The Bank also maintains a line of credit with the FHLB. There were no line advances outstanding as of December 31, 2000 or 1999. The level of short-term borrowings depends on loan growth, deposit growth, current market rates and other factors. The average cost of short-term borrowings decreased from 5.37% in 1998 to 4.86% in 1999 and increased to 6.08% in 2000. Table 16 shows PennRock's short-term borrowings for the five years ended December 31, 2000.

TABLE 16 - SHORT-TERM BORROWINGS

In thousands                                                                    December 31,
                                                      ---------------------------------------------------------------
                                                       2000          1999          1998          1997          1996
                                                      -------       -------       -------       -------       -------
Securities sold under agreements to repurchase:
   Federal Home Loan Bank                             $30,000       $40,000       $             $             $15,500
   Customers                                           21,567         8,107         7,192         9,332         5,636
Federal funds purchased                                               3,600         6,550
Advances from Federal Home Loan Bank                    2,000
U.S. Treasury tax and loan note                         2,608         1,500            38         1,500           970
                                                      -------       -------       -------       -------       -------
Total short-term borrowings                           $54,175       $53,207       $13,780       $12,832       $22,106
                                                      =======       =======       =======       =======       =======

CAPITAL RESOURCES

On June 27, 2000, PennRock announced that the Board of Directors had authorized the purchase of up to 200,000 shares of PennRock's outstanding common stock. The shares are to be used for general corporate purposes including stock dividends and stock splits, executive compensation plans or for issuance under the dividend reinvestment plan. PennRock began open market repurchases of its outstanding common stock in 1995. In 2000, PennRock purchased 94,857 shares for $1.6 million and reissued 91,151 shares. In 1999, PennRock purchased 130,710 shares for $2.9 million and reissued 65,317 shares. PennRock purchased 112,665 shares for $2.7 million and reissued 52,850 shares in 1998. There were 139,553 shares with a cost of $2.8 million as of December 31, 2000 and 135,847 shares with a cost of $3.1 million as of December 31, 1999 held as treasury stock.

Total stockholders' equity increased $13.4 million or 22.6% in 2000 compared with a decrease of $7.7 million or 11.5% in 1999. In 2000, stockholders' equity increased by net income of $9.5 million less dividends of $4.2 million. The change in net unrealized gains and losses on securities available for sale increased equity by $8.0 million. In 1999, stockholders' equity increased by net income of $10.7 million less dividends of $3.7 million. The change in net unrealized gains and losses on securities available for sale decreased equity by $13.2 million. The increase in 1998 was due to net income of $9.6 million less dividends of $3.6 million and by the change in net unrealized loss on securities available for sale which caused equity to increase by $1.1 million. The ratio of average equity to average assets was 7.30% in 2000, compared with 8.38% for 1999 and 9.38% in 1998. The ratio of average equity to average assets excluding the SFAS 115 adjustment was 8.38% in 2000, 8.12% in 1999 and 9.11% in 1998. Internal capital generation is calculated by multiplying return on average equity by the percentage of earnings retained. Internal capital generation amounted to 8.41% in 2000, 10.73% in 1999 and 9.26% in 1998.

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

As of December 31, 2000, the most recent notification from the Federal Reserve Bank categorized PennRock as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, PennRock must maintain minimum total risk-based capital of 10%, Tier 1 risk-based capital of 6% and Tier 1 leverage ratios of 5%. There are no conditions or events since that notification that management believes have changed this category. Table 17 shows PennRock's and the Bank's capital resources for the past three years.

TABLE 17 - CAPITAL RESOURCES

                                                               December 31,
                                                ---------------------------------------------
                                                    2000            1999             1998
                                                ------------    -------------    ------------
PennRock Financial Services Corp:
   Leverage ratios:
     Total capital to total average assets           8.86%           9.01%            9.96%
     Tier 1 capital to total average assets          8.20%           8.33%            9.22%
   Risk-based ratios:
     Common stockholders' equity to risk
         weighted assets                            11.38%           9.98%           14.42%
     Tier 1 capital to risk-weighted assets         11.52%          11.84%           13.71%
     Total capital to risk-weighted assets          12.45%          12.80%           14.77%

Blue Ball National Bank:
   Leverage ratios:
     Total capital to total average assets           8.33%           8.34%            8.93%
     Tier 1 capital to total average assets          7.66%           7.67%            8.24%
   Risk-based ratios:
     Common stockholders' equity to risk
         weighted assets                            10.62%           9.18%           13.47%
     Tier 1 capital to risk-weighted assets         10.76%          10.95%           12.79%
     Total capital to risk-weighted assets          11.70%          11.90%           13.86%

INTEREST RATE RISK

Information regarding interest rate risk may be found in Item 7A of this Annual Report under the caption "Quantitative and Qualitative Disclosures about Market Risk."


RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2000, Statement of Financial Accounting Standards No. 140 ("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued. It replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," but carries over most of the provisions of SFAS 125 without change. SFAS No. 140 elaborates on the qualifications necessary for a special-purpose entity, clarifies sales accounting criteria in certain circumstances, refines accounting for collateral, and adds disclosures for collateral, securitizations, and retained interests in securitized assets. This statement is to be applied prospectively and is effective for transactions occurring after March 31, 2001. Disclosure requirements of this statement and any changes in accounting for collateral are effective for fiscal years ending after December 15, 2000 for PennRock. PennRock is evaluating the impact, if any, this statement may have on its future Consolidated Financial Statements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PennRock's financial performance is impacted by, among other factors, interest rate risk and credit risk. We manage credit risk by relying on strict credit standards, loan review and adequate loan loss reserves. Interest rate risk refers to PennRock's degree of exposure to loss of earnings resulting from changes in market interest rates. The magnitude of this exposure depends on the severity and timing of the market rate changes and on our ability to adjust. PennRock's Asset Liability Management Committee ("the ALCO") addresses this risk. The senior management team comprises the ALCO. The ALCO monitors interest rate risk by modeling the estimated net interest income and net income under various interest rate scenarios. The ALCO attempts to manage the various components of PennRock's balance sheet to minimize the impact of sudden and sustained changes in interest rates on net interest income and net income. However, the ALCO may sometimes structure the balance sheet to take advantage of expected interest rate movements.

PennRock's exposure to interest rate risk is reviewed on a monthly basis by the Board of Directors and the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine PennRock's change in net interest income and net income in the event of hypothetical changes in interest rates. If the potential changes to net interest income and net income resulting from hypothetical interest rate swings are not within the limits established by the Board, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits.

The mismatch of maturities of assets and liabilities within a specific time frame is referred to as a rate sensitivity gap. If more assets than liabilities mature or reprice within the time frame, PennRock is asset sensitive. If more liabilities mature or reprice, PennRock is liability sensitive. An asset sensitive gap will generally benefit PennRock in a period of rising rates while a liability sensitive gap will generally benefit PennRock during declining rates. Gap analysis has certain limitations. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Some types of financial instruments are very sensitive to changes in market rates while others may lag behind such changes. Certain assets such as adjustable-rate loans have limits on the amount of change in interest rates in the short-term and over the life of the loan. Further, changes in interest rates may change the characteristics of certain financial instruments and cause them to react differently than expected. For example, a decrease in market rates could trigger mortgage customers to refinance their mortgages while an increase in market rates may induce customers to redeem their certificates of deposit prior to maturity. These and other changes would likely cause actual results to deviate significantly from the assumptions used in calculating changes in net interest income or net income. While ALCO continuously monitors and adjusts the gap position to maximize profitability, the primary objective is to maintain net interest income and net income within self-imposed parameters for a wide range of possible changes in interest rates. The following table presents an interest sensitivity analysis of PennRock's assets and liabilities as of December 31, 2000. All interest rates are on a tax equivalent basis.

TABLE 18 - INTEREST SENSITIVITY ANALYSIS

In thousands                                                              DECEMBER 31, 2000
                                      ---------------------------------------------------------------------------------------------
                                                                      INTEREST SENSITIVITY PERIOD
                                      ---------------------------------------------------------------------------------------------
                                                         MORE
                                                         THAN 3       MORE THAN        MORE THAN
                                      LESS THAN        MONTHS TO       6 MONTHS        1 YEAR TO       MORE THAN
                                      3 MONTHS          6 MONTHS       TO 1 YEAR        5 YEARS         5 YEARS          TOTAL
                                      --------          --------       ---------        -------         -------          -----
Earning assets:
  Short-term investments               $ 26,658        $               $                $               $               $ 26,658
  Weighted average interest rate                                                                            6.94%           6.94%

  Mortgages held for sale                   235                                                                              235
  Weighted average interest rate                                                                            8.78%           8.78%

  Securities available for sale          79,612             3,925          3,456          31,750         208,718         327,461
  Weighted average interest rate           7.54%             5.88%          6.87%           7.05%           7.54%           7.24%

  Loans                                 157,651            34,618         62,226         234,883          11,762         501,140
  Weighted average interest rate           9.34%             8.62%          8.84%           8.37%           7.89%           8.75%
                                       --------        ----------      ---------        --------        --------        --------
  Total interest earning assets        $264,156        $   38,543      $  65,682        $266,633        $220,480        $855,494
                                       ========        ==========      =========        ========        ========        ========

Interest bearing liabilities:
  Interest bearing demand
    deposits (1)                       $ 98,598        $      467      $     935        $  7,478        $ 28,042        $135,520

  Weighted average interest rate           4.58%             1.20%          1.20%           1.20%           1.20%           3.60%
  Savings deposits (2)                      694               694          1,388          11,104          41,646          55,526

  Weighted average interest rate           1.98%             1.98%          1.98%           1.98%           1.98%           1.98%

  Time deposits                         167,913            96,321         97,612          36,098               3         397,947
  Weighted average interest rate           6.29%             6.10%         6.00%            6.11%           4.75%           6.16%

  Short-term borrowings                  54,175                                                                           54,175
  Weighted average interest rate           6.42%                                                                            6.42%

  Long-term debt                                                                          80,000          11,000          91,000
  Weighted average interest rate                                                            6.64%           6.64%           6.64%
                                       --------        ----------      ---------        --------        --------        --------
  Total interest bearing
    liabilities                        $321,380        $   97,482      $  99,935        $134,680        $ 80,691        $734,168
                                       ========        ==========      =========        ========        ========        ========

Interest sensitivity gap:
  Period                               $(57,224)       $  (58,939)     $ (34,253)       $131,953        $139,789
  Cumulative                           $(57,224)       $ (116,163)     $(150,416)       $(18,463)       $121,326

Interest sensitive assets to
  interest sensitive liabilities
  ratio:
  Period                                  82.19%            39.54%         65.72%         197.98%         273.24%
  Cumulative                              82.19%            72.27%         71.01%          97.17%         116.53%

(1) Assumes NOW account balances are withdrawn at 5% per year based on prior experience.
(2) Assumes passbook and statement savings balances are withdrawn at 5% per year.

While the preceding table helps provide some information about PennRock's interest sensitivity, it does not predict the trends of future earnings. For this reason, we use financial modeling to forecast earnings under different interest rate projections. PennRock's Board of Directors has adopted an interest rate risk policy which establishes maximum decrease in the net interest income and net income in the event of a sudden and sustained increase or decrease in market interest rates of 200 basis points. The following tables present PennRock's projected change in net interest income and net income for 100 and 200 basis point rate shocks as of December 31, 2000 and the Board's established limit. The impact on net interest income and net income relate to the Bank only. The assets and liabilities at the parent company level are not considered in this analysis and its corresponding earnings at risk do not have a significant effect on this analysis.

TABLE 19 - CHANGES IN NET INTEREST INCOME


In thousands
                                      NET INTEREST         Computed     Percent       Board
 Change in Interest Rates                INCOME             Change       Change       Limit
-----------------------------  -------------------- ----------------  ------------  ------------
200 BASIS POINT RISE                     $32,747            $ (45)       (0.14%)     (15.0%)
100 BASIS POINT RISE                      32,691             (101)       (0.31%)
BASE RATE SCENARIO                        32,792
100 BASIS POINT DECLINE                   32,152             (640)       (1.95%)
200 BASIS POINT DECLINE                   31,996             (796)       (2.43%)     (15.0%)

TABLE 20 - CHANGES IN NET INCOME

In thousands
                                          NET              Computed     Percent       Board
 Change in Interest Rates                INCOME             Change       Change       Limit
-----------------------------  -------------------- ----------------  ------------  ------------
200 BASIS POINT RISE                     $12,481            $  56         0.45%      (20.0%)
100 BASIS POINT RISE                      12,401              (24)       (0.20%)
BASE RATE SCENARIO                        12,425
100 BASIS POINT DECLINE                   11,956             (469)       (3.77%)
200 BASIS POINT DECLINE                   11,806             (619)       (4.98%)     (20.0%)


The preceding tables indicate that as of December 31, 2000, in the event of a sudden and sustained increase and decrease in prevailing market interest rates, both PennRock's net interest income and net income would be expected to decrease. While this seems contrary to what we would expect given PennRock's gap position in Table 18, this decline occurs due to the impact of various options contained in earning assets which we project would be exercised in the event of a decrease in interest rates and options contained in paying liabilities which would be exercised if rates would rise. At December 31, 2000, PennRock's estimated change in net interest income and net income is within target limits.

Computation of forecasted effects of hypothetical interest rate changes are based on numerous assumptions. These include loan and MBS prepayment rates, calls of callable securities, conversions of fixed-rate FHLB advances to adjustable advances, and rates of deposit decay, and should not be relied upon as indicative of actual future results. Even minor changes in these assumptions may significantly alter the results of the model. Further, the computations do not contemplate any actions the ALCO could take to mitigate any negative effects of changes in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following audited consolidated financial statements are set forth in this Annual Report of Form 10-K on the following pages:

PennRock Financial Services Corp. and Subsidiaries

    Independent Auditors' Report....................................31
    Consolidated Balance Sheets.....................................32
    Consolidated Statements of Income...............................33
    Consolidated Statements of Stockholders' Equity.................34
    Consolidated Statements of Cash Flows...........................35
    Notes to Consolidated Financial Statements......................36



INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of PennRock Financial Services Corp.


We have audited the accompanying consolidated balance sheets of PennRock Financial Services Corp. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of PennRock's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PennRock Financial Services Corp. and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



                                                    /s/ SIMON LEVER & COMPANY

February 2, 2001
Lancaster, Pennsylvania

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

In thousands
                                                                                      December 31,
                                                                               ------------------------
ASSETS                                                                            2000               1999
                                                                               ---------          ---------
Cash and due from banks                                                        $  20,401          $  26,455
Short-term investments                                                            26,658              2,406
Mortgages held for sale                                                              235                295
Securities available for sale (at fair value)                                    323,556            309,462

Loans                                                                            501,140            461,179
   Allowance for loan losses                                                      (5,973)            (5,514)
                                                                               ---------          ---------
   Net loans                                                                     495,167            455,665
Premises and equipment                                                            13,446             13,294
Accrued interest receivable                                                        6,305              5,878
Bank owned life insurance                                                         16,217             15,435
Other assets                                                                       8,965             13,556
                                                                               ---------          ---------
Total assets                                                                   $ 910,950          $ 842,446
                                                                               =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
     Non-interest bearing                                                      $  94,001          $  87,524
     Interest bearing                                                            588,993            543,891
                                                                               ---------          ---------
     Total deposits                                                              682,994            631,415
   Short-term borrowings                                                          54,175             53,207
   Long-term debt                                                                 91,000             90,000
   Accrued interest payable                                                        4,767              3,599
   Other liabilities                                                               5,416              4,992
                                                                               ---------          ---------
   Total liabilities                                                             838,352            783,213
Stockholders' Equity:
   Common stock, par value $2.50 per share; authorized
     20,000,000 shares; issued 6,077,614 shares                                   15,194             15,194
   Surplus                                                                        11,114             11,114
   Accumulated other comprehensive income (loss), net of tax                      (2,577)           (10,616)
   Retained earnings                                                              51,662             46,609
   Treasury stock at cost (139,553 and 135,847 shares)                            (2,795)            (3,068)
                                                                               ---------          ---------
   Total stockholders' equity                                                     72,598             59,233
                                                                               ---------          ---------
Total liabilities and stockholders' equity                                     $ 910,950          $ 842,446
                                                                               =========          =========

See notes to consolidated financial statements.

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

In thousands, except per share data
                                                                          Year Ended December 31,
                                                               ------------------------------------------------
                                                                   2000              1999              1998
                                                               ----------         ----------         ----------
Interest income:
   Interest and fees on loans                                  $   41,959         $   36,290         $   35,185
   Securities available for sale:
     Taxable                                                       15,820             12,897              9,004
     Tax-exempt                                                     5,949              5,197              6,147
   Mortgages held for sale                                             27                202                159
   Other                                                              479                197                148
                                                               ----------         ----------         ----------
   Total interest income                                           64,234             54,783             50,643
                                                               ----------         ----------         ----------
Interest expense:
   Deposits                                                        27,681             21,466             18,389
   Short-term borrowings                                            3,891              1,511              2,162
   Long-term debt                                                   5,501              5,160              4,907
                                                               ----------         ----------         ----------
   Total interest expense                                          37,073             28,137             25,458
                                                               ----------         ----------         ----------
   Net interest income                                             27,161             26,646             25,185
Provision for loan losses                                           3,076              1,026              1,225
                                                               ----------         ----------         ----------
Net interest income after provision for loan losses                24,085             25,620             23,960
                                                               ----------         ----------         ----------
Non-interest income:
   Service charges on deposit accounts                              1,738              1,607              1,431
   Other service charges and fees                                     282                251                257
   Fiduciary activities                                             1,402              1,201                958
   Net realized gains on sales of available for sale                1,547              1,537              1,230
     securities
   Mortgage banking                                                   309                259                662
   Increase in cash surrender value of bank owned life
     insurance                                                        782                435
   Other                                                            1,255                869                549
                                                               ----------         ----------         ----------
   Total non-interest income                                        7,315              6,159              5,087
                                                               ----------         ----------         ----------
Non-interest expenses:
   Salaries and benefits                                           12,080             11,130              9,916
   Occupancy, net                                                   1,389              1,287              1,288
   Equipment depreciation and service                               1,252              1,208              1,271
                                                               ----------         ----------         ----------
   Other                                                            5,559              4,941              4,976
                                                               ----------         ----------         ----------
   Total non-interest expense                                      20,280             18,566             17,451
                                                               ----------         ----------         ----------
Income before income taxes                                         11,120             13,213             11,596
Income taxes                                                        1,574              2,503              1,981
                                                               ----------         ----------         ----------

Net income                                                     $    9,546         $   10,710         $    9,615
                                                               ==========         ==========         ==========
Per share information:
  Basic earnings                                               $     1.60         $     1.79         $     1.59
  Diluted earnings                                                   1.60               1.79               1.59
  Cash dividends                                                      .70                .62                .60

Weighted average number of shares outstanding                   5,963,620          5,971,106          6,056,650


See notes to consolidated financial statements.

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

In thousands                                                                                 Accumulated
                                                                                                Other
                                               Common                Retained   Treasury     Comprehensive
                                                Stock     Surplus    Earnings     Stock      Income (Loss)      Total
                                              ---------------------------------------------------------------------------
Balance as of January 1, 1998                  $15,193    $11,118     $33,704    $  (205)       $  1,457       $61,267

Comprehensive income:
  Net income                                                            9,615                                    9,615
   Change in net unrealized gains and
         losses on securities available
         for sale, net of reclassification
         adjustment and tax effects                                                                1,145         1,145
                                                                                                            -----------
   Total comprehensive income                                                                                   10,760
Purchase of treasury stock                                                        (2,699)                       (2,699)
Sale of treasury stock under
   dividend reinvestment plan                                                      1,162                         1,162
Sale of treasury stock under Omnibus
   Stock Option Plan                                          (12)                    50                            38
Treasury stock issued as compensation                                                  8                             8
Cash dividends declared
   ($.60 per share)                                                    (3,625)                                  (3,625)
                                              ---------------------------------------------------------------------------
Balance as of December 31, 1998                 15,193     11,106      36,694     (1,684)          2,602        66,911

Comprehensive income:
   Net income                                                          10,710                                   10,710
   Change in net unrealized gains and
         losses on securities available
         for sale, net of reclassification
         adjustment and tax effects                                                              (13,218)      (13,218)
                                                                                                            -----------
   Total comprehensive loss                                                                                     (2,508)
Purchase of treasury stock                                                        (2,933)                       (2,933)
Sale of treasury stock under
   dividend reinvestment plan                                             (93)     1,529                         1,436
Sale of treasury stock under Omnibus
   Stock Option Plan                                                       (5)        18                            13
Treasury stock issued as compensation                1          8                      2                            11
Cash dividends declared ($.62 per share)                               (3,697)                                  (3,697)
                                              ---------------------------------------------------------------------------
Balance as of December 31, 1999                 15,194     11,114      46,609     (3,068)        (10,616)       59,233

Comprehensive income:
   Net income                                                           9,546                                    9,546
   Change in net unrealized gains and
         losses on securities available
         for sale, net of reclassification
         adjustment and tax effects                                                                8,039         8,039
                                                                                                            -----------
   Total comprehensive income                                                                                   17,585
Purchase of treasury stock                                                        (1,584)                       (1,584)
Sale of treasury stock under
   dividend reinvestment plan                                            (318)     1,825                         1,507
Treasury stock issued as compensation                                      (7)        32                            25
Cash dividends declared
   ($.70 per share)                                                    (4,168)                                  (4,168)
                                              ---------------------------------------------------------------------------
Balance as of December 31, 2000                $15,194    $11,114     $51,662    ($2,795)        ($2,577)      $72,598
                                              ===========================================================================

See notes to consolidated financial statements.

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

                                                                                      Year Ended December 31,
                                                                           ------------------------------------------------
                                                                              2000               1999               1998
                                                                           ---------          ---------          ---------
OPERATING ACTIVITIES:
   Net income                                                              $   9,546          $  10,710          $   9,615
   Adjustments to reconcile income to net cash provided by
     operating activities:
     Provision for loan losses                                                 3,076              1,026              1,225
     Depreciation and amortization                                             1,210              1,191              1,162
     Amortization of deposit premium                                             100                100                100
     Accretion and amortization of securities                                   (998)              (808)            (1,535)
     Deferred income taxes                                                      (125)               (91)              (264)
     Net realized gains on sale of available for sale securities              (1,547)            (1,537)            (1,230)
     Proceeds from sales of mortgage loans                                    23,443             37,461             41,854
     Originations of mortgages held for sale                                 (23,448)           (32,237)           (46,732)
     Loss on sale of mortgage loans, net                                          65                372                 23
     Gain on sale of equipment                                                                                          (3)
     (Increase) decrease in interest receivable                                 (427)               263             (2,348)
     Increase in interest payable                                              1,169                363                 77
     Increase in cash surrender value of bank owned life insurance              (782)              (435)
     Other changes, net                                                          639               (344)             1,187
                                                                           ---------          ---------          ---------
   Net cash provided by operations                                            11,921             16,034              3,131
                                                                           ---------          ---------          ---------

INVESTING ACTIVITIES:
   Proceeds from sales of securities available for sale                       90,373             79,648             83,449
   Purchases of securities available for sale                               (100,886)          (173,559)          (199,136)
   Maturities of securities available for sale                                11,144             40,491             70,873
   Proceeds from sale of other real estate                                       266                167                204
   Purchase of bank owned life insurance                                                        (15,000)
   Net increase in loans                                                     (42,578)           (53,658)           (24,633)
   Purchases of premises and equipment                                        (1,369)            (1,102)            (1,932)
   Proceeds from sale of equipment                                                                                      45
                                                                           ---------          ---------          ---------
   Net cash used in investing activities                                     (43,050)          (123,013)           (71,130)
                                                                           ---------          ---------          ---------

FINANCING ACTIVITIES:
   Net increase (decrease) in non-interest bearing deposits                    6,477               (537)            10,955
   Net increase in interest bearing deposits                                  45,102             81,906             46,297
   Net increase in short-term borrowings                                         968             39,427                948
   Net increase (decrease) in long-term debt                                   1,000               (700)            13,700
   Issuance of common and treasury stock                                       1,532              1,461              1,207
   Purchase of treasury stock                                                 (1,584)            (2,933)            (2,699)
   Cash dividends                                                             (4,168)            (3,697)            (3,625)
                                                                           ---------          ---------          ---------
   Net cash provided by financing activities                                  49,327            114,927             66,783
                                                                           ---------          ---------          ---------
   Increase (decrease) in cash and cash equivalents                           18,198              7,948             (1,216)
   Cash and cash equivalents at beginning of year                             28,861             20,913             22,129
                                                                           ---------          ---------          ---------
   Cash and cash equivalents at end of year                                $  47,059          $  28,861          $  20,913
                                                                           =========          =========          =========

Supplemental schedule of interest and income taxes paid:
   Total interest paid                                                     $  33,367          $  27,774          $  25,381
   Total income taxes paid                                                     2,654              2,200              2,500


See notes to consolidated financial statements.

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a description of the more significant accounting policies of PennRock Financial Services Corp. and its subsidiaries.


BUSINESS:

PennRock Financial Services Corp. ("PennRock" or the "Company") is a financial holding company incorporated under the laws of Pennsylvania in 1986. Blue Ball National Bank (the "Bank"), a wholly owned subsidiary of PennRock, provides a broad range of banking, trust and other financial services to consumers, small businesses and corporations in south-central and southeastern Pennsylvania. PennRock Insurance Group, Inc. ("PIGI"), a wholly owned subsidiary of the Bank, was organized in 1998 to sell annuities and other types of insurance products. PIGI began operations in the first quarter of 1999.


BASIS OF PRESENTATION:

The consolidated financial statements of PennRock include the accounts of PennRock and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

The accounting and reporting policies of PennRock and its subsidiaries conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.


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


SECURITIES AVAILABLE FOR SALE:

Debt securities are classified as available for sale if management intends to hold these securities for an indefinite period of time but not necessarily to maturity. All equity securities are classified as available for sale. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in maturity mix of PennRock's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses, net of the related deferred tax effect, are reported as other comprehensive income in stockholders' equity.

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


TRADING SECURITIES:

Trading securities, which are generally held for the short term, usually less than 30 days, in anticipation of market gains, are carried at fair value. Realized and unrealized gains and losses on trading account assets are included in interest income on trading account securities.

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


ALLOWANCE FOR LOAN LOSSES:

The allowance for loan losses is maintained at a level believed adequate by Management to absorb losses inherent in the loan portfolio as of the balance sheet date. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current domestic economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of expected future cash flows on impaired loans, which may be susceptible to significant change. The allowance for loan losses on impaired loans is one component of the methodology for determining the allowance for loan losses. Other components of the allowance for loan losses include estimated losses on specific commercial, consumer and real estate loans and general amounts based on historical loss experience. Loan losses are charged directly against the allowance for loan losses, and recoveries on previously charged off loans are added to the allowance. Provisions for loan losses charged against income increase the allowance.

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

MSRs are periodically evaluated for impairment based on the fair value of these rights. The fair value of MSRs is determined by discounting the estimated future cash flows using a discount rate commensurate with the risks involved. This method of valuation incorporates assumptions that market participants would use in estimating future servicing income and expense, including assumptions about prepayment, default, and interest rates. For purposes of measuring impairment, the loans underlying the MSRs are stratified by type (conventional fixed-rate, conventional adjustable-rate). Impairment is measured by the amount the book value of the MSRs exceeds the fair value of the MSRs. Impairment, if any, is recognized through a valuation allowance and a charge to current operations. The recovery of any previously established impairment reserve is recognized as income in current operations.

MSRs, net of valuation allowances, are amortized in proportion to, and over the period of, the estimated net servicing revenue of the underlying mortgages, which are secured by single family properties. Servicing fee revenue represents fees earned for servicing single family loans for investors and related ancillary income, including late charges. Servicing fee revenue is recognized as earned, unless collection is doubtful. The amortization expense is deducted from the related servicing fee revenue in the Consolidated Statements of Income. The amortization of MSRs is periodically evaluated and adjusted, if necessary, to reflect changes in prepayment rates or other related factors.


DEPOSIT PREMIUM:

The deposit premium is the excess of the value of deposit liabilities over cash received for the assumption of those liabilities for branch offices acquired through business combinations that are recorded using the purchase method of accounting. Included in other assets are $408,000 and $509,000 of deposit premiums as of December 31, 2000 and 1999, respectively. This premium is being amortized using the straight-line method over 10 years.


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

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


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


ADVERTISING:

PennRock expenses advertising costs as incurred. Advertising expenses for 2000, 1999 and 1998 were $694,000, $473,000 and $406,000.


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


NET INCOME PER SHARE:

Basic earnings per share ("EPS") is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares are computed using the treasury stock method.


SEGMENT DISCLOSURE:

Management measures the performance and allocates the resources of PennRock as a single segment.


MORTGAGE BANKING ACTIVITIES:

Fees for servicing loans for investors are based on the outstanding principal balance on the loans serviced. Fees are recognized as earned and are included in the Consolidated Statements of Income under other income.


NOTE 2: RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average balances of reserves on deposit with the Federal Reserve Bank based on deposits outstanding. The amount of those required reserves as of December 31, 2000 was approximately $5.4 million. Balances maintained at the Federal Reserve Bank are included in cash and due from banks.

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 3: SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of securities available for sale are as follows:

In thousands                                                  DECEMBER 31, 2000
                                               ---------------------------------------------------
                                                              GROSS         GROSS        ESTIMATED
                                              AMORTIZED     UNREALIZED    UNREALIZED        FAIR
                                                 COST         GAINS         LOSSES         VALUE
                                               --------       ------       -------        --------
U. S. Treasury securities and other
   U. S. government agencies                   $120,986       $  334       $(1,219)       $120,101
Obligations of states and political
   Subdivisions                                  87,145        1,318        (1,135)         87,328
U. S. agency mortgage-backed securities          23,564           24          (174)         23,414
Collateralized mortgage obligations               9,552           61          (142)          9,471
Corporate notes                                  61,352          394        (1,738)         60,008
                                               --------       ------       -------        --------
Total debt securities available for sale        302,599        2,131        (4,408)        300,322
Equity securities                                24,862          261        (1,889)         23,234
                                               --------       ------       -------        --------
Total securities available for sale            $327,461       $2,392       $(6,297)       $323,556
                                               ========       ======       =======        ========

                                                             December 31, 1999
                                               ----------------------------------------------------
                                                              Gross         Gross         Estimated
                                              Amortized     Unrealized    Unrealized         Fair
                                                 Cost         Gains         Losses          Value
                                               --------       ------       --------        --------
U. S. Treasury securities and other
   U. S. government agencies                   $113,657       $   11       $ (7,328)       $106,340
Obligations of states and political
   Subdivisions                                 100,525          106         (7,062)         93,569
U. S. agency mortgage-backed securities          27,171          141           (946)         26,366
Collateralized mortgage obligations               8,136           29           (197)          7,968
Other                                            49,626           34         (1,249)         48,411
                                               --------       ------       --------        --------
Total debt securities available for sale        299,115          321        (16,782)        282,654
Equity securities                                26,431        1,077           (700)         26,808
                                               --------       ------       --------        --------
Total securities available for sale            $325,546       $1,398       $(17,482)       $309,462
                                               ========       ======       ========        ========

The amortized cost and fair value of debt securities as of December 31, 2000, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call obligations and mortgages underlying the mortgage-backed securities and collateralized mortgage obligations may be prepaid without any penalties.


In thousands                                    DECEMBER 31, 2000
                                             -----------------------
                                             AMORTIZED        FAIR
                                               COST           VALUE
                                             --------       --------
Due in one year or less                      $  5,082       $  5,076
Due after one year through five years           7,905          7,990
Due after five years through ten years         34,691         34,859
Due after ten years                           221,805        219,512
                                             --------       --------
                                              269,483        267,437
Mortgage backed securities                     23,564         23,414
Collateralized mortgage obligations             9,552          9,471
                                             --------       --------
Total debt securities                        $302,599       $300,322
                                             ========       ========

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

Gains and losses from sales of securities available for sale are as follows:

In thousands

                                2000           1999           1998
                               -------        -------        -------
Debt securities
   Gross gains                 $   708        $ 1,144        $   781
   Gross losses                    (13)          (112)          (149)
                               -------        -------        -------
   Total debt securities           695          1,032            632
Equity securities, net             852            505            598
                               -------        -------        -------
Total securities gains         $ 1,547        $ 1,537        $ 1,230
                               =======        =======        =======


Proceeds from sales of securities available for sale are as follows:

In thousands

                          2000         1999          1998
                        -------       -------       -------
Debt securities         $62,942       $75,071       $78,574
Equity securities        27,431         4,577         4,875
                        -------       -------       -------
Total proceeds          $90,373       $79,648       $83,449
                        =======       =======       =======

Securities with a carrying value of $130.0 million and $117.3 million as of December 31, 2000 and 1999 were pledged to secure public and trust deposits, repurchase agreements as well as other purposes.


NOTE 4: LOANS

The loan portfolio, net of unearned income and deferred loan fees, as of December 31, 2000 and 1999 is as follows:

In thousands

                                                2000           1999
                                              --------       --------
Commercial, financial and agricultural:
   Commercial, secured by real estate         $223,722       $200,633
   Agricultural                                  6,589          7,408
   Other                                        80,497         62,964
Real estate - construction                      22,745         26,669
Real estate - mortgage                         151,709        146,500
Consumer                                        15,878         17,005
                                              --------       --------
Total loans                                   $501,140       $461,179
                                              ========       ========

In the ordinary course of business, the Bank has loan, deposit, and other transactions with its directors, their affiliated companies, executive management and their associates (as defined), collectively referred to as related parties. Such transactions are on substantially the same terms, including interest rates and collateral (with regard to loans), as those prevailing at the time for comparable transactions with others. Activity for the related party loans for the year ended December 31, 2000, was as follows:

In thousands

Balance, January 1, 2000         $ 14,774
New loans                           8,662
Repayments                        (12,120)
                                 --------
Balance, December 31, 2000       $ 11,316
                                 ========

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

Included in the loan portfolio are loans on which the Bank has ceased the accrual of interest. Such loans amounted to $3.7 million and $1.1 million as of December 31, 2000 and 1999. If interest income had been recorded on all non-accrual loans outstanding during the years 2000, 1999 and 1998, interest income would have been increased as shown in the following table:

In thousands

                                               2000       1999       1998
                                               ----       ----       ----
Interest which would have been recorded
   under original terms                        $527       $226       $26
Interest income recorded during the year         31          8         0
                                               ----       ----       ---

Net impact on interest income                  $496       $218       $26
                                               ====       ====       ===

As of December 31, 2000, PennRock's recorded investment in loans considered to be impaired under Statement of Financial Accounting Standards No. 114 ("SFAS 114") was $3.8 million of which $3.7 million was on non-accrual status. Included in this amount is $2.6 million of impaired loans for which the related allowance is $830,000 and $1.2 million for which there is no related allowance. The average recorded investment in impaired loans for 2000 was $2.7 million and the interest recognized for the year was $111,000.

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


NOTE 5: LOAN SERVICING

Mortgage loans serviced for Fannie Mae and Federal Home Loan Mortgage Corporation are not included in the accompanying Consolidated Balance Sheets. The unpaid principal balances of those loans were $167.5 million as of December 31, 2000 and $170.8 million as of December 31, 1999.

During 2000, $126,000 of originated mortgage servicing rights was capitalized and $185,000 of amortization and impairment of mortgage servicing rights was recorded. In 1999, $262,000 of originated mortgage servicing rights was capitalized and $89,000 of amortization and impairment of mortgage servicing rights was recorded. The estimated fair value of mortgage servicing rights was $593,000 as of December 31, 2000 and $652,000 as of December 31, 1999.


NOTE 6: ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows:

In thousands

                                       2000           1999           1998
                                      -------        -------        -------
Balance at beginning of year          $ 5,514        $ 4,897        $ 4,247
Provision charged to expense            3,076          1,026          1,225
Recoveries of loans charged-off           223             84            104
                                      -------        -------        -------
                                        8,813          6,007          5,576
Loans charged off                      (2,840)          (493)          (679)
                                      -------        -------        -------
Balance at end of year                $ 5,973        $ 5,514        $ 4,897
                                      =======        =======        =======

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 7: PREMISES AND EQUIPMENT

Details of premises and equipment as of December 31 are as follows:

In thousands

                                      2000            1999
                                    --------        --------
Land                                $  2,097        $  2,097
Premises                              11,728          11,114
Furniture and equipment               11,949          11,136
Construction in progress                 116             193
                                    --------        --------
Total cost                            25,890          25,540
Less accumulated depreciation        (12,444)        (11,246)
                                    --------        --------
Net book value                      $ 13,446        $ 13,294
                                    ========        ========

Depreciation and amortization expense was $1.2 million in 2000, 1999 and 1998.

Future minimum rental payments that are related to non-cancelable operating leases having initial terms in excess of one year are:

     2001                         $156,000
     2002                          166,000
     2003                          134,000
     2004                          134,000
     2005                          128,000
     Thereafter                    535,000

Total lease payments were $108,000, $95,000 and $117,000 in 2000, 1999 and 1998.

NOTE 8: SHORT-TERM BORROWINGS

Federal funds purchased, securities sold under agreements to repurchase and the treasury tax and loan note generally mature within one to thirty days from the transaction date.

A summary of short-term borrowings is as follows for the years ended December 31, 2000, 1999 and 1998.

In thousands

                                                            2000           1999           1998
                                                          --------        -------        -------
Securities sold under agreements to repurchase:
  Federal Home Loan Bank                                  $ 30,000        $40,000        $
  Customers                                                 21,567          8,107          7,192
Federal funds purchased                                                     3,600          6,550
U.S. Treasury tax and loan note                              2,608          1,500             38
                                                          --------        -------        -------
Total short-term borrowings outstanding at year-end       $ 54,175        $53,207        $13,780
                                                          ========        =======        =======

Average interest rate at year-end                             6.04%          4.66%          4.37%
Maximum outstanding at any month-end                      $107,726        $58,700        $69,563
Average amount outstanding                                $ 63,975        $31,059        $40,271
Weighted average interest rate                                6.08%          4.86%          5.37%

PennRock controls all securities that serve as collateral for the securities sold under agreements to repurchase.

The Bank has approved federal funds lines totaling $12.0 million and a borrowing capacity of $215.7 million at the Federal Home Loan Bank of Pittsburgh ("the FHLB").

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 9: LONG-TERM DEBT

Long-term debt consists of fixed rate advances from the FHLB with maturity schedules as follows:

In thousands

                  DECEMBER 31, 2000                                        December 31, 1999
------------------------------------------------------    ----------------------------------------------------
                                           INTEREST                                                Interest
   AMOUNT           MATURITY DATE            RATE             Amount         Maturity Date           Rate
--------------  -----------------------   ------------    ------------   ----------------------   ------------
   $15,000      SEPTEMBER 17, 2002            5.74%           25,000     June 5, 2000                 6.01%
    25,000      JUNE 2, 2003                  7.11            15,000     September 17, 2002           5.74
    15,000      APRIL 21, 2005                6.27            35,000     December 17, 2004            5.60
    25,000      JUNE 2, 2005                  6.89            15,000     April 25, 2005               5.55
    11,000      JUNE 4, 2007                  6.76
--------------                                            ------------
   $91,000                                                   $90,000
==============                                            ============

Certain of the outstanding advances have options that allow the FHLB to convert the existing fixed-rate advance to a 3-month LIBOR variable-rate advance. If the FHLB exercises its option to convert the advance, the balance may be prepaid without penalty. During 2000, the FHLB exercised its option to convert two advances. One totaling $35 million we elected to prepay while the other advance totaling $15 was prepaid and replaced with another convertible advance of $15 million at an interest rate of 6.27%.


NOTE 10: CAPITAL TRANSACTIONS

On June 27, 2000, PennRock announced that the Board of Directors had authorized the purchase of up to 200,000 shares of PennRock's outstanding common stock. The shares are to be used for general corporate purposes including stock dividends and stock splits, executive compensation plans or for issuance under the dividend reinvestment plan. PennRock began open market repurchases of its outstanding common stock in 1995. In 2000, PennRock purchased 94,857 shares for $1.6 million and reissued 91,151 shares. In 1999, PennRock purchased 130,710 shares for $2.9 million and reissued 65,317 shares. PennRock purchased 112,665 shares for $2.7 million and reissued 52,850 shares in 1998. There were 139,553 shares with a cost of $2.8 million as of December 31, 2000 and 135,847 shares with a cost of $3.1 million as of December 31, 1999 held as treasury stock.


NOTE 11: INCOME TAXES

An analysis of the provision for income taxes included in the Consolidated Statements of Income is as follows:

In thousands

                                2000          1999          1998
                               ------        ------        ------
Current expense                $1,699        $2,594        $2,245
Deferred taxes                   (125)          (91)         (264)
                               ------        ------        ------
Total income tax expense       $1,574        $2,503        $1,981
                               ======        ======        ======

A reconciliation between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before provision for income taxes is as follows:

                                         2000         1999         1998
                                        ------       ------       ------
Statutory federal income tax rate         34.0%        34.0%        34.0%
Tax exempt income                        (20.2)       (14.4)       (17.0)
Other, net                                  .4          (.7)          .1
                                        ------       ------       ------
Effective income tax rate                 14.2%        18.9%        17.1%
                                        ======       ======       ======

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of PennRock's deferred tax liabilities and assets as of December 31, 2000 and 1999 are as follows:

In thousands

                                                               2000       1999
                                                              ------     ------
Deferred tax assets:
   Allowance for loan losses                                  $1,929     $1,773
   Net unrealized loss on securities available for sale        1,328      5,469
   Other                                                          69        131
                                                              ------     ------
   Total deferred tax assets                                   3,326      7,373
                                                              ------     ------
Deferred tax liabilities:
   Depreciation                                                  244        284
   Investment security discount                                  164        165
   Net expense from limited partnership                           68         58
                                                              ------     ------
   Total deferred tax liabilities                                476        507
                                                              ------     ------
Net deferred tax asset                                        $2,850     $6,866
                                                              ======     ======

Included in the table above is the recognition of unrealized gains and losses on certain investments in debt and equity securities accounted for under SFAS 115 for which no deferred tax expense or benefit was recognized in the Consolidated Statements of Income.

Management believes that it is more likely than not that the net deferred tax asset of $2.9 million will be realized since PennRock has a long history of earnings and has a carry-back potential greater than the deferred tax asset and is unaware of any reason that PennRock would not ultimately realize this asset.


NOTE 12: EMPLOYEE BENEFIT PLAN

The Bank has a non-contributory profit sharing plan covering substantially all full time employees of the Bank. Contributions made to the plan by PennRock were $825,000 in 2000, $906,000 in 1999 and $802,000 in 1998.


NOTE 13: STOCK OPTION PLAN

PennRock has an Omnibus Stock Option Plan ("the Plan"), the terms of which permit the granting of non-qualified stock options, incentive stock options, stock appreciation rights, performance shares, performance units, and restricted stock to senior executives of PennRock. The Board of Directors has granted the following incentive stock options under this plan at an exercise price equal to the market price at the date of the grant. Each of the incentive stock options vests and becomes exercisable, one-half after three years and the balance after five years of date granted.

There were 3,750 shares exercisable as of December 31, 2000. No options were exercised in 2000.

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

A summary of PennRock's options outstanding as of December 31 is as follows:

                                        2000                          1999                          1998
                             ---------------------------    --------------------------    --------------------------
                                             WEIGHTED                       Weighted                      Weighted
                                              AVERAGE                       Average                       Average
                                             EXERCISE                       Exercise                      Exercise
                               SHARES          PRICE          Shares         Price          Shares         Price
                             -----------    ------------    -----------    -----------    -----------    -----------
Outstanding, beginning
  of year                       40,750        $21.78            13,500       $21.07            7,750       $17.41
  Granted                       33,000         16.06            28,000        22.00            5,750        26.00
  Exercised                                                       (750)       16.92
                              --------                        --------                       -------
Outstanding, end of
  year                          73,750        $19.29            40,750       $21.78           13,500       $21.07
                              ========        ======          ========       ======          =======       ======

Weighted average fair
  value of options
  granted during the
  year                        $159,060        $ 4.82          $163,660       $ 5.85          $41,888       $ 7.28
                              ========        ======          ========       ======          =======       ======

PennRock has elected to account for its stock options and stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Based Compensation." Under this method, no compensation expense is recognized for stock options when the exercise price equals fair value at the date of grant. Since the Plan stipulates that the exercise price of the options is always equal to the market price at the date of the grant, we have recognized no compensation costs under the Plan. Had compensation costs for the Plan been determined based on the fair value of the options at the grant dates in accordance with SFAS 123, "Accounting for Stock-Based Compensation," PennRock's net income and earnings per share would have been as follows:

In thousands, except per share data
                                                             2000            1999            1998
                                                             ----            ----            ----
Net income                           As reported            $9,546          $10,710         $9,615
                                     Pro forma               9,481           10,669          9,602
Basic earnings per share             As reported              1.60             1.79           1.59
                                     Pro forma                1.59             1.79           1.59
Diluted earnings per share           As reported              1.60             1.79           1.59
                                     Pro forma                1.59             1.79           1.59

The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998: dividend yield of 2.5% and expected volatility of 30% for all years; risk free interest rates of 6.67%, 4.65% and 5.51%; and expected average life of five years.


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

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

A summary of PennRock's commitments and contingent liabilities as of December 31, 2000 and 1999 are as follows:

In thousands

                                                         2000          1999
                                                       --------      --------
Commitments to extend credit                           $118,640      $114,262
Financial and performance standby letters of credit      37,606        23,290
Commercial letters of credit                                452
Commitments to purchase securities                          871

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

Most of PennRock's business activity is with customers located within PennRock's defined market area. Investments in state and municipal securities may also involve government entities within PennRock's market area. The concentrations by loan type are set forth in Note 4. The distribution of commitments to extend credit approximates the distribution of loans outstanding. The Bank, as a matter of policy, does not extend credit to any single borrower or group of related borrowers in excess of 65% of its legal lending limit. As of December 31, 2000, this limit was $7,011,000.


NOTE 15: RESTRICTIONS ON RETAINED EARNINGS

Certain restrictions exist regarding the ability of the bank subsidiary to transfer funds to PennRock in the form of cash dividends. The approval of the Comptroller of the Currency is required if the total dividends declared by a national bank in any calendar year exceeds the Bank's net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank can declare dividends in 2000 without approval of the Comptroller of the Currency of approximately $9.8 million plus an additional amount equal to the Bank's net profit (as defined) for 2001 up to the date of any such dividend declaration.

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 16: COMPREHENSIVE INCOME

PennRock has elected to report its comprehensive income in the Consolidated Statements of Stockholders' Equity. The only element of "other comprehensive income" applicable to PennRock is the net unrealized gain or loss on available for sale securities.

The components of the change in unrealized gains (losses) on securities available for sale are as follows:

In thousands

                                                                      2000            1999            1998
                                                                    --------        --------        -------
Net unrealized holding gains (losses) arising during the year       $ 13,726        ($18,490)       $ 2,965
Reclassification adjustment for gains realized in net income          (1,547)         (1,537)        (1,230)
                                                                    --------        --------        -------
Net unrealized holding gains (losses) before taxes                    12,179         (20,027)         1,735
Tax effect                                                            (4,140)          6,809           (590)
                                                                    --------        --------        -------
Net change                                                          $  8,039        ($13,218)       $ 1,145
                                                                    ========        ========        =======

NOTE 17: REGULATORY MATTERS

PennRock and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on PennRock's financial statements.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, PennRock and the Bank must meet specific capital guidelines that involve quantitative measures of PennRock's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. PennRock's and the Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require PennRock and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that PennRock and the Bank meet all capital adequacy requirements to which it is subject.

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

As of December 31, 2000, the most recent notification from the Federal Reserve Bank categorized PennRock as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, PennRock must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth below. There are no conditions or events since that notification that management believes have changed this category. PennRock's and the Bank's actual capital amounts and ratios are also presented in the table.

                                                                        To Be Well
                                                                    Capitalized Under
                                                                    Prompt Corrective               For Capital
                                             Actual                 Action Provisions            Adequacy Purposes
                                       -------------------         --------------------         ---------------------
                                       Amount        Ratio         Amount         Ratio         Amount         Ratio
                                       ------        -----         ------         -----         ------         -----
PennRock Financial
   Services Corp.

As of December 31, 2000:
   Total capital to
     risk-weighted assets              $79,452        12.42%                                    $51,175          8.0%
   Tier 1 capital:
     to risk-weighted assets           $73,479        11.49%                                    $25,588          4.0%
     to average assets                 $73,479         8.18%                                    $35,950          4.0%

As of December 31, 1999:
   Total capital to
     risk-weighted assets              $74,887        12.80%                                    $46,796          8.0%
   Tier 1 capital:
     to risk-weighted assets           $69,269        11.84%                                    $23,398          4.0%
     to average assets                 $69,269         8.33%                                    $33,262          4.0%

Blue Ball National Bank
As of December 31, 2000:
   Total capital to
     risk-weighted assets              $74,379        11.70%       $63,584          10.0%       $50,867          8.0%
   Tier 1 capital:
     to risk-weighted assets           $68,406        10.76%       $38,150           6.0%       $25,433          4.0%
     to average assets                 $68,406         7.66%       $43,480           5.0%       $34,784          4.0%

As of December 31, 1999:
   Total capital to
     risk-weighted assets              $68,802        11.90%       $57,817          10.0%       $46,253          8.0%
   Tier 1 capital:
     to risk-weighted assets           $63,288        10.95%       $34,690           6.0%       $23,127          4.0%
     to average assets                 $63,288         7.67%       $38,695           5.0%       $30,956          4.0%


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

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

  Deposit liabilities:
    The fair values of deposits with no stated maturities, such as demand deposits, savings accounts, NOW and money market deposits are calculated using estimated future cash flows, discounted at the FHLB overnight advance rate less the Bank's operating costs to service the account. We also assume that 1% or the outstanding balance of the accounts will be withdrawn each month for 100 months. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

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

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

As of December 31, 2000 and 1999, the estimated fair values of financial instruments based on disclosed assumptions are as follows:


In thousands

                                                             2000                             1999
                                                  -----------------------------    ---------------------------
                                                   CARRYING           FAIR           Carrying         Fair
                                                    AMOUNT            VALUE           Amount          Value
                                                  ------------     ------------    ------------     ----------
Financial assets:
   Cash and due from banks                         $  20,401        $  20,401        $ 26,455       $ 26,455
   Short-term investments                             26,658           26,658           2,406          2,406
   Mortgages held for sale                               235              235             295            295
   Securities available for sale                     323,556          323,556         309,462        309,462
   Loans:
     Commercial, financial and agricultural          310,808          312,052         271,005        270,238
     Real estate - construction                       22,745           22,836          26,669         26,573
     Real estate - mortgage                          151,709          150,485         146,500        146,840
     Consumer                                         15,878           15,445          17,005         17,185
     Allowance for loan losses                        (5,973)                          (5,514)
                                                   ---------        ---------        --------       --------
     Net loans                                       495,167          500,818         455,665        460,836
   Accrued interest receivable                         6,305            6,305           5,878          5,878

Financial liabilities:
   Deposits:
     Non-interest bearing demand                      94,001           98,150          87,524         87,524
     Interest bearing demand                         135,520          123,706         156,021        156,016
     Savings                                          55,526           54,047          57,545         57,418
     Time deposits under $100,000                    340,868          341,466         283,309        283,288
     Time deposits over $100,000                      57,079           57,179          47,016         46,956
                                                   ---------        ---------        --------       --------
     Total deposits                                  682,994          674,548         631,415        631,202
   Short-term borrowings                              54,175           54,175          53,207         53,207
   Long-term debt                                     91,000           91,888          90,000         89,913
   Accrued interest payable                            4,767            4,767           3,599          3,599

Off-balance sheet financial instruments:
   Commitments to extend credit                      118,640          118,640         114,262        114,262
   Financial and performance standby letters
     of credit                                        37,606           37,606          23,290         23,290
   Commercial letters of credit                          452              452               0              0
   Commitments to purchase securities                    871              871               0              0

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 19: PARENT COMPANY ONLY FINANCIAL INFORMATION

The following represents parent only financial information:

PENNROCK FINANCIAL SERVICES CORP. (PARENT COMPANY ONLY) BALANCE SHEETS

In thousands

                                                                         December 31,
                                                                   --------        --------
                                                                     2000            1999
                                                                   --------        --------
ASSETS:
Short-term investments                                             $  1,921        $     99
Securities available for sale                                         3,397           7,261
Investment in subsidiary                                             67,526          53,102
Receivable from subsidiary                                              225
Other assets                                                            669              66
                                                                   --------        --------
Total assets                                                       $ 73,738        $ 60,528
                                                                   ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
   Dividends payable                                               $  1,129        $  1,010
   Due to subsidiary                                                                    207
   Accrued expenses and taxes                                            11              78
                                                                   --------        --------
   Total liabilities                                                  1,140           1,295
                                                                   --------        --------
Stockholders' equity:
   Common stock                                                      15,194          15,194
   Surplus                                                           11,114          11,114
   Accumulated other comprehensive income (loss), net of tax         (2,577)        (10,616)
   Retained earnings                                                 51,662          46,609
   Treasury stock at cost (139,553 and 135,847 shares)               (2,795)         (3,068)
                                                                   --------        --------
   Total stockholders' equity                                        72,598          59,233
                                                                   --------        --------
 Total liabilities and stockholders' equity                        $ 73,738        $ 60,528
                                                                   ========        ========

PENNROCK FINANCIAL SERVICES CORP. (PARENT COMPANY ONLY) STATEMENTS OF INCOME

In thousands

                                                                         December 31,
                                                              -----------------------------------
                                                               2000          1999           1998
                                                              ------       --------        ------
Income:
   Dividends from bank subsidiary                             $4,500       $  6,200        $6,000
   Securities available for sale                                 215            223           153
   Net realized gains on sales of available for sale
      securities                                                 586            505           598
                                                              ------       --------        ------
   Total income                                                5,301          6,928         6,751
                                                              ------       --------        ------
General and administrative expenses                              802            720           670
                                                              ------       --------        ------
Income before income taxes and undistributed net income
   of subsidiaries                                             4,499          6,208         6,081
Income tax expense (benefit)                                       8            (42)           12
                                                              ------       --------        ------
Income before equity in undistributed net income
   of subsidiaries                                             4,491          6,250         6,069
Equity in undistributed net income of subsidiaries             5,055          4,460         3,546
                                                              ------       --------        ------
Net income                                                    $9,546       $ 10,710        $9,615
                                                              ======       ========        ======

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

PENNROCK FINANCIAL SERVICES CORP. (PARENT COMPANY ONLY) STATEMENTS OF CASH FLOWS

In thousands

                                                                            Year Ended December 31,
                                                                  --------------------------------------------
                                                                    2000              1999              1998
                                                                  ---------         --------          --------
OPERATING ACTIVITIES
   Net income                                                     $  9,546          $ 10,710          $ 9,615
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Equity in undistributed net income from subsidiaries           (5,055)           (4,460)          (3,546)
     Net realized gain on sale of available for sale
       securities                                                     (586)             (505)            (598)
     (Increase) decrease in due from bank subsidiary                  (432)              972             (384)
     Other, net                                                        136              (299)             397
                                                                  --------          --------          -------
   Net cash provided by operating activities                         3,609             6,418            5,484
                                                                  --------          --------          -------

INVESTING ACTIVITIES
   Proceeds from sale of securities available for sale              10,530             4,577            4,875
   Purchases of securities available for sale                       (8,097)           (6,031)          (5,007)
                                                                  --------          --------          -------
   Net cash provided by (used in) investing activities               2,433            (1,454)            (132)
                                                                  --------          --------          -------

FINANCING ACTIVITIES
   Issuance of common and treasury stock                             1,532             1,461            1,207
   Purchase of treasury stock                                       (1,584)           (2,933)          (2,700)
   Cash dividends paid                                              (4,168)           (3,697)          (3,625)
                                                                  --------          --------          -------
   Net cash used in financing activities                            (4,220)           (5,169)          (5,118)
                                                                  --------          --------          -------
   Increase (decrease) in cash and cash equivalents                  1,822              (205)             234
   Cash and cash equivalents at beginning of year                       99               304               70
                                                                  --------          --------          -------
   Cash and cash equivalents at end of year                       $  1,921          $     99          $   304
                                                                  ========          ========          =======

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 20: CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

In thousands except per share data
                                                               2000
                                     -------------------------------------------------------
                                      FIRST          SECOND           THIRD           FOURTH
                                     QUARTER         QUARTER         QUARTER         QUARTER
                                     -------         -------         -------         -------
Interest income                      $15,207         $15,995         $16,242         $16,790
Interest expense                       8,299           9,030           9,734          10,010
                                     -------         -------         -------         -------
Net interest income                    6,908           6,965           6,508           6,780
Provision for loan losses                371             373             377           1,955
Non-interest income                    1,644           1,645           1,574           2,452
Non-interest expense                   4,898           5,077           5,045           5,260
                                     -------         -------         -------         -------
Income before income taxes             3,283           3,160           2,660           2,017
Income taxes                             535             615             404              20
                                     -------         -------         -------         -------
Net income                           $ 2,748         $ 2,545         $ 2,256         $ 1,997
                                     =======         =======         =======         =======
Net income per share                 $  0.46         $  0.43         $  0.38         $  0.34
                                     =======         =======         =======         =======
Dividends declared per share         $  0.17         $  0.17         $  0.17         $  0.19
                                     =======         =======         =======         =======

                                                              1999
                                     -------------------------------------------------------
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
                                     =======         =======         =======         =======

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 21: SUBSEQUENT EVENT

On January 11, 2001, PennRock signed a definitive agreement to acquire The National Advisory Group ("National") located in Dresher, Pennsylvania, for $6.6 million. National is the parent company of the following:

                  Company                                                 Nature of Business
---------------------------------------------    ---------------------------------------------------------------------
National Actuarial Consultants, Ltd.             Provides consulting, actuarial and administrative services to retirement and employee benefit plans throughout the mid-Atlantic region.

National Financial Advisors, Inc.                Offers investment, advisory and asset management services to retirement plan sponsors and participants and high net-worth investors, and also serves as an investment advisor to The Dresher Family of Funds.

NFA Brokerage Services, Inc.                     A mutual-funds-only broker dealer.

National Shareholder Services, Inc.              Provides transfer agency services for The Dresher Family of Funds.

The Dresher Family of Funds is an open-end diversified management investment company, which consists of two portfolios: The Dresher Comprehensive Growth Fund and The Dresher Retirement Fund. National has $150 million in assets under management.

The transaction will be accounted for as a purchase and is expected to close during the first quarter of 2001 subject to regulatory approvals and other conditions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.




                        PENNROCK FINANCIAL SERVICES CORP.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors and nominees for election to the Board of Directors is incorporated herein by reference to the Registrant's Proxy Statement for its annual meeting to be held on April 24, 2001 under the caption "Information about Nominees and Continuing Directors", and information concerning executive officers is included under Part I, Item 4A, "Executive Officers of the Registrant" of this report on Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

Information concerning director compensation is incorporated herein by reference to the Registrant's Proxy Statement for its annual meeting to be held on April 24, 2001 under the caption "Compensation of Directors" and concerning executive compensation under the caption "Executive Compensation and Related Matters," except that information appearing under the caption "Board Report on Executive Compensation" and information appearing under the caption "Stock Performance Graph" is not incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners is incorporated herein by reference to the Registrant's Proxy Statement for its annual meeting to be held on April 24, 2001, under the caption "Voting of Shares and Principal Holders Thereof" and concerning security ownership of management under the caption "Information about Nominees and Continuing Directors."


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information under the caption "Transactions with Directors and Executive Officers" is incorporated herein by reference to the Registrant's Proxy Statement for its annual meeting to be held on April 24, 2001.

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

                (3)(a)     Articles of Incorporation of PennRock.

                (3)(b)     Bylaws of PennRock.

                (10)(a) Omnibus Stock Plan is incorporated by reference to Exhibit 4.1 to Registration Statement Number 33-53022 of Form S-8 dated October 8, 1992.

                (10)(b)    Executive Incentive Compensation Plan.

                (10)(c)    Melvin Pankuch Deferred Compensation Agreement Plan.

                (10)(d)    Melvin Pankuch Employment Agreement.

                (10)(e) Employment Agreement with Certain Executive Officers as set forth below:

                              Executive Officer   Date of Agreement  Base Salary
                              -----------------   -----------------  -----------

                              George B. Crisp      April 11, 2000     $130,268
                              Joseph C. Spada      April 13, 2000      132,798
                              Michael H. Peuler    April 17, 2000      130,308


                (21)       Subsidiaries of the Registrant

                (23)       Consent of Simon Lever & Company, Independent
                           Auditors

(b)             Reports on Form 8-K
                There were no reports on Form 8-K filed in the fourth quarter of 2000.

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

                                             PENNROCK FINANCIAL SERVICES CORP.
                                             ---------------------------------
                                                       (Registrant)

Dated: March 13, 2001                        By /s/ Glenn H. Weaver
                                               --------------------------------
                                               Glenn H. Weaver, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 13th of March 2001.

             Signatures                                                        Title
----------------------------------------               ------------------------------------------------------

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