Form 10-Q
period 2001-03-31
PENNROCK FINANCIAL SERVICES CORP
filed 2001-05-11
CIK 790988

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

            -------------------------------------------------------

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended March 31, 2001   Commission File Number 0-15040
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

  Yes [X] No [ ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
                      Class                  Outstanding at April 30, 2001
          ------------------------------    --------------------------------
          Common Stock ($2.50 par value)            5,994,588 Shares

                       PENNROCK FINANCIAL SERVICES CORP.
                       ---------------------------------

                                   FORM 10-Q
                                   ---------
                      For the Quarter Ended March 31, 2001

                                    Contents
                                    --------
PART I. FINANCIAL INFORMATION
-----------------------------
Item 1. Financial Statements

        Consolidated balance sheets - March 31, 2001, December 31, 2000 and March 31, 2000.

        Consolidated statements of income - Three months ended March 31, 2001 and 2000.

        Consolidated statements of comprehensive income - Three months ended March 31, 2001 and 2000.

        Consolidated statements of cash flows - Three months ended March 31, 2001 and 2000.

        Notes to condensed consolidated financial statements - March 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION
--------------------------
Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K


SIGNATURES
----------

                         PART I.  FINANCIAL INFORMATION

                      For the Quarter Ended March 31, 2000

Item 1.  Financial Statements

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                   March 31,   December 31,    March 31,
(Amounts in thousands)                2001         2000          2000
                                  ------------  -----------  -------------
                                  (Unaudited)                 (Unaudited)
ASSETS
Cash and due from banks              $ 16,372     $ 20,401      $ 23,782
Short-term investments                  2,337       26,658         1,190
Mortgages held for sale                 3,283          235           207
Securities available for sale         314,965      323,556       326,466
Loans:
  Loans, net of unearned income       503,012      501,140       476,881
  Allowance for loan losses            (6,511)      (5,973)       (5,778)
                                    ---------    ---------     ---------
  Net loans                           496,501      495,167       471,103
Bank premises and equipment            13,492       13,446        13,639
Accrued interest receivable             6,304        6,305         6,448
Bank owned life insurance              16,419       16,217        15,629
Other assets                           23,396        8,965        14,237
                                    ---------    ---------     ---------
Total assets                         $893,069     $910,950      $872,701
                                    =========    =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Non-interest bearing             $ 90,274     $ 94,001      $ 90,099
    Interest bearing                  577,763      588,993       554,498
                                    ---------    ---------     ---------
    Total deposits                    668,037      682,994       644,597
  Short-term borrowings                19,476       54,175        92,237
  Long-term debt                      121,000       91,000        65,000
  Accrued interest payable              4,768        4,767         3,727
  Other liabilities                     5,396        5,416         4,733
                                    ---------    ---------     ---------
  Total liabilities                   818,677      838,352       810,294
Stockholders' Equity:
  Common stock, par value $2.50 per
    share; authorized - 20,000,000
    shares; issued - 6,077,614         15,194       15,194        15,194
  Surplus                              11,114       11,114        11,114
  Accumulated other comprehensive
    income (loss), net of tax          (3,098)      (2,577)       (9,559)
  Retained earnings                    53,469       51,662        48,217
  Treasury stock at cost (108,815,
    139,553 and 113,599 shares)        (2,287)      (2,795)       (2,559)
                                    ---------    ---------     ---------
  Total stockholders' equity           74,392       72,598        62,407
                                    ---------    ---------     ---------
  Total liabilities and
    stockholders' equity             $893,069     $910,950      $872,701
                                    =========    =========     =========

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                       Three Months Ended
(Amounts in thousands)                     March 31,
                                       ------------------
                                        2001       2000
                                       ------     ------
Interest income:
 Interest and fees on loans           $10,887     $9,870
 Securities:
    Taxable                             4,088      3,846
    Tax-exempt                          1,198      1,457
 Mortgages held for sale                   20          5
 Other                                    106         27
                                      -------    -------
 Total interest income                 16,299     15,207
Interest expense:
 Deposits                               7,166      6,201
 Short-term borrowings                    734        910
 Long-term debt                         1,538      1,188
                                      -------    -------
 Total interest expense                 9,438      8,299
                                      -------    -------
 Net interest income                    6,861      6,908
Provision for loan losses                 444        371
                                      -------    -------
                                        6,417      6,537
Other income:
 Service charges on deposit
   accounts                               566        390
 Other service charges and fees            65         62
 Fiduciary activities                     376        374
 Security gains (losses), net             986        302
 Mortgage banking                          70         84
 Other                                    565        432
                                      -------    -------
 Total other income                     2,628      1,644
                                      -------    -------
 Net interest and other income          9,045      8,181
                                      -------    -------
Other expenses:
 Salaries and benefits                  3,264      3,051
 Occupancy, net                           368        332
 Equipment depreciation and service       345        310
 Other                                  1,419      1,205
                                      -------    -------
 Total other expense                    5,396      4,898
                                      -------    -------
 Income before income taxes             3,649      3,283
Income taxes                              628        535
                                      -------    -------
Net Income                             $3,021     $2,748
                                      =======    =======
Per share information:
  Basic earnings                       $  .51     $  .46
  Diluted earnings                        .51        .46
  Cash dividends                          .19        .17

Weighted average shares outstanding 5,965,168  5,971,440


PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                       Three Months Ended
(Amounts in thousands)                     March 31,
                                       ------------------
                                        2001       2000
                                       ------     ------
Net income                             $3,021     $2,748
Other comprehensive income, net of tax:
 Unrealized gains on securities
    available for sale:
    Gains arising during the year,
    net of tax of $67,000 and $647,000    130      1,256
    Reclassification adjustment for
      gains included in net income,
      net of tax of $335,000 and
      $103,000                           (651)      (199)
                                      -------    -------
Other comprehensive income (loss)        (521)     1,057
                                      -------    -------
Comprehensive income                   $2,500     $3,805
                                      =======    =======

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                 Three Months Ended
                                                     March 31,
(Amounts in thousands)                        -----------------------
                                                 2001           2000
                                              ---------      ---------
Net cash provided by (used in) operations      ($ 4,187)        $ 1,924
Investing activities:
  Proceeds from sales of securities available
    for sale                                     81,010           9,196
  Purchases of securities available for sale    (91,904)        (25,678)
  Maturities of securities available for sale    19,892           1,643
  Net increase in loans                          (5,454)        (16,923)
  Purchase of The National Advisory Group stock  (6,966)
  Purchases of premises and equipment              (379)           (632)
                                               --------        --------
     Net cash used in investing activities       (3,801)        (32,394)
Financing activities:
  Net increase (decrease) in non-interest
     bearing deposits                            (3,727)          2,575
  Net increase (decrease) in interest bearing
     deposits                                   (11,230)         10,607
  Increase (decrease) in short-term borrowings  (34,699)         39,030
  Increase (decrease) in long-term debt          30,000         (25,000)
  Issuance of treasury stock                        439             383
  Acquisition of treasury stock                     (11)              0
  Cash dividends                                 (1,134)         (1,014)
                                               --------        --------
     Net cash provided by (used in)
        financing activities                    (20,362)         26,581
                                               --------        --------
     Decrease in cash and cash equivalents      (28,350)         (3,889)
     Cash and cash equivalents,
       beginning of year                         47,059          28,861
                                               --------        --------
     Cash and cash equivalents, end of period   $18,709         $24,972
                                               ========        ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2001

NOTE 1. ACCOUNTING POLICIES

  The accompanying consolidated financial statements include the accounts of PennRock Financial Services Corp. and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

  PennRock Financial Services Corp. ("PennRock") is a bank holding company incorporated under the laws of Pennsylvania in 1986. Blue Ball National Bank ("the Bank") and The National Advisory Group, Inc. ("National") are wholly owned subsidiaries of PennRock. The Bank provides a broad range of banking, trust and other financial services to consumers, small businesses and corporations in south-central and southeastern Pennsylvania. PennRock Insurance Group Inc., a wholly owned subsidiary of the Bank, began operations in the first quarter of 1999 to offer and sell annuity products. National, established in 1984 and purchased by PennRock in the first quarter of 2001, is the parent company for four corporations: National Actuarial Consultants, Ltd. which provides consulting, actuarial and administrative services to retirement and employee benefit plans; National Financial Advisors, Inc. which offers investment, advisory and asset management services to retirement plan sponsors and participants, and serves as an investment advisor to the Dresher Family of Funds; NFA Brokerage Services, Inc. which is a mutual-funds-only broker dealer; and National Shareholder Services, Inc. which provides transfer agency services for the Dresher Family of Funds. The Dresher Family of Funds is an open-end diversified management investment company (mutual fund) which consists of two portfolios: The Dresher Comprehensive Growth Fund and The Dresher Classic Retirement Fund.

  The information contained in the financial statements is unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of interim periods have been made. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

  The accounting policies of PennRock Financial Services Corp. and Subsidiaries, as applied in the consolidated interim financial statements presented, are substantially the same as those followed on an annual basis as presented in the 2000 Annual Report to shareholders.

NOTE 2. ACQUISITION

  On March 19, 2001, PennRock completed the acquisition of The National Advisory Group, Inc., headquartered in Dresher, Pennsylvania, for $6.6 million in cash. The transaction was accounted for under the purchase method of accounting. Substantially all of the purchase price will be allocated to goodwill which will be amortized over a period of 20 years. National will retain its name and location, and will operate as a wholly owned subsidiary of PennRock. National has over $100 million in assets under management and provides retirement plan administration services to more than 500 corporate programs.

NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES

  The financial statements do not reflect various commitments and contingent liabilities, such as commitments to extend credit, letters of credit, guarantees, and liability for assets held in Trust, which arise in the normal course of business. Commitments under outstanding letters of credit amounted to $38.2 million and commitments to extend credit totaled $124.9 million at March 31, 2001. Management does not anticipate any significant loss as a result of these transactions.

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

  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Total assets of PennRock decreased $17.9 million or 2.0% since the end of 2000 and increased by $20.4 million or 2.3% over March 31, 2000. Securities available for sale (before adjustment for unrealized gains or losses) decreased $7.9 million from year-end 2000 and $21.3 million from March 31, 2000 while loans outstanding grew $1.9 million from year-end 2000 and $26.1 million from last year. Deposits decreased $15.0 million from year end 2000 and increased by $23.4 million from the first quarter of last year. Borrowed funds decreased $4.7 million from year-end and by $16.8 million from last year.

  Net income for the quarter was $3.0 million or $.51 per share compared with $2.75 million or $.46 per share for the first quarter of 2000, an increase of $273,000 or 9.9%. Net interest income decreased $47,000 from the first quarter of 2000 due to an increase in funding costs, while other income excluding security gains increased $300,000 and other expenses increased $498,000. Security gains increased by $684,000 from the first quarter last year.

  Dividends declared for the quarter totaled $1.1 million or $.19 per share. This represented 37.5% of net income. Dividends declared during the first quarter of last year were $1.0 million or $.17 per share.

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

  Table 1 presents net interest income on a fully taxable equivalent basis for the first quarters 2001 and 2000. For the first quarter of 2001, net interest income on a fully taxable equivalent basis totaled $7.3 million, a decrease of $291,000 or 3.8% from $7.6 million earned for the same period of 2000.


TABLE 1 - NET INTEREST INCOME

                                Three Months Ended
(Amounts in thousands)               March 31,
                                -------------------
                                  2001        2000
                                -------     -------
Total interest income           $16,299     $15,207
Total interest expense            9,438       8,299
                                -------     -------
Net interest income               6,861       6,908
Tax equivalent adjustment           488         732
                                -------     -------
Net interest income
  (fully taxable equivalent)    $ 7,349     $ 7,640
                                =======     =======

  Table 2 presents the average balances, taxable equivalent interest income and expense and rates for PennRock's assets and liabilities for the three months ended March 31, 2001 and 2000. For the first quarter of 2001 compared with the first quarter of 2000, interest income increased as a result of volume increases but was offset by a decline on the yield on earning assets which decreased 3 basis points. Interest expense increased both due to volume increases and the cost of funds which increased 46 basis points. Both the net interest margin and spread declined during the first quarter of 2001 compared with last year because funding costs increased faster than earning asset yields.

TABLE 2 - AVERAGE BALANCES, RATES, AND INTEREST INCOME AND EXPENSE

                                              Three Months Ended March 31,
(Amounts in thousands)             ---------------------------------------------------
                                             2001                       2000
                                   -------------------------  ------------------------
                                   Average            Yield/  Average           Yield/
                                   Balance   Interest  Rate   Balance  Interest  Rate
                                  ---------  -------- ------  -------- -------- ------
ASSETS
Interest earning assets:
 Short-term investments            $  7,461  $   106   5.78%  $  2,271 $    29   5.14%
 Mortgages held for sale                681       20  11.94%       231       5   8.71%
 Securities available for sale      329,036    5,837   7.21%   314,055   5,973   7.65%
 Loans:
   Mortgage                         279,070    5,869   8.55%   271,082   5,534   8.21%
   Commercial                       138,498    3,066   9.00%   118,021   2,649   9.03%
   Consumer                          84,475    1,889   9.09%    79,589   1,749   8.84%
                                   --------  -------          -------- -------
   Total loans                      502,043   10,824   8.77%   468,692   9,932   8.52%
                                   --------  -------          -------- -------
 Total earning assets               839,221   16,787   8.13%   785,249  15,939   8.16%
Other assets                         61,568  -------            61,389 -------
                                   --------                   --------
                                   $900,789                   $846,636
                                   ========                   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
 Demand                            $128,450    1,050   3.32%  $150,288   1,402   3.75%
 Savings                             53,948      263   1.98%    57,244     281   1.97%
 Time                               396,640    5,853   6.00%   339,690   4,518   5.35%
                                   --------  -------          -------- -------
 Total interest bearing deposits    579,038    7,166   5.03%   547,222   6,201   4.56%
Short-term borrowings                55,899      737   5.34%    64,223     910   5.70%
Long-term debt                       94,000    1,538   6.65%    82,857   1,188   5.77%
                                   --------  -------          -------- -------
Total interest bearing liabilities  728,937    9,438   5.27%   694,302   8,299   4.81%
Non-interest bearing deposits        87,758  -------            83,911 -------
Other liabilities                    10,134                      8,022
Stockholders' equity                 73,960                     60,401
                                   --------                    -------
Total liabilities and stockholders'
 equity                            $900,789                   $846,636
                                   ========                   ========
Net interest income                          $ 7,349                   $ 7,640
                                             =======                   =======
Interest rate spread                                   2.87%                     3.36%
                                                       ======                   ======
Net interest margin                                    3.56%                     3.91%
                                                       ======                   ======

PROVISION AND ALLOWANCE FOR LOAN LOSSES

  The provision for loan losses charged to earnings was $444,000 for the first quarter of 2001 compared with $371,000 for the first quarter of last year.
  The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. The adequacy of the allowance will continue to be examined in light of past loan loss experience, current economic conditions, volume of non-performing and delinquent loans and other relevant factors. The allowance is established at a level considered by management to be adequate to absorb potential future losses contained in the portfolio and is monitored on a continuous basis with independent formal reviews conducted semiannually. The allowance is increased by provisions charged to expense and decreased by net charge-offs.
  Table 3 reflects an analysis of the allowance for loan losses for the first quarters of 2001 and 2000.

TABLE 3 - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                           Three Months Ended
(Amounts in thousands)                          March 31,
                                           -------------------
                                            2001        2000
                                          --------    --------
Balance, beginning of period               $5,973      $5,514
Provision charged to operating expense        444         371
Total loans charged off                      (137)       (115)
Total recoveries                              231           8
                                          -------     -------
Net (charge-offs) recoveries                   94        (107)
                                          -------     -------
Balance, end of period                     $6,511      $5,778
                                          =======     =======
Total loans (1):
  Average                                $505,957    $469,806
  Period-end                              506,965     477,995

Ratios:
  Net charge-offs to
    average loans (annualized)               (.07%)       .09%
  Allowance for loan losses to
    period-end loans                         1.28%       1.21%

(1) Total loans include non-accrual loans.


NON-PERFORMING ASSETS

  Table 4 reflects PennRock's non-performing assets at March 31, 2001, December 31, 2000 and March 31, 2000. PennRock's policy is to discontinue the accrual of interest on loans for which the principal or interest is past due 90 days or more unless the loan is well secured and corrective action has begun or the loan is in the process of collection. When a loan is placed on non-accrual status, any unpaid interest is charged against income. Other real estate owned represents property acquired through foreclosure.

TABLE 4 - NON-PERFORMING ASSETS

                                       March 31,   December 31,   March 31,
(Amounts in thousands)                   2001          2000          2000
                                      ----------     ---------   -----------
Non-accrual loans                         $3,953        $3,675        $1,114
Loans accruing but 90 days past due
  as to principal or interest                512           569         1,622
                                      ----------     ---------    ----------
Total non-performing loans                 4,465         4,244         2,736
Other real estate owned                      292           188            78
                                       ---------     ---------     ---------
Total non-performing assets               $4,757        $4,432        $2,814
                                       =========     =========     =========
Ratios:
  Non-accrual loans to total loans          0.88%         0.85%         0.57%
  Non-accrual loans to total loans and
    other real estate owned                 0.94%         0.88%         0.59%
  Allowance for loan losses to
    non-performing loans                  145.82%       140.74%       211.18%



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

  Total deposits decreased $15.0 million or 2.2% since year end because management of PennRock, in an attempt to lower its funding costs, allowed some maturing higher cost time deposits to be withdrawn. Total deposits increased by $23.4 million or 3.6% from last year. Total borrowed funds decreased $4.7 million since year end and by $16.8 million from last year. Table 5 reflects the changes in the major classifications of deposits and borrowings by comparing the balances at the end of the first quarter of 2001 with year-end and the first quarter of 2000.

TABLE 5 - DEPOSITS AND BORROWINGS BY MAJOR CLASSIFICATION
(Amounts in thousands)

                                   March 31,   December 31,    March 31,
                                      2001         2000          2000
                                 ------------- ------------  -------------
Non-interest bearing deposits        $ 90,274     $ 94,001      $ 90,099
NOW accounts                           35,365       37,390        37,924
Money market deposit accounts          91,835       98,130       110,732
Savings accounts                       54,833       55,526        58,051
Time deposits under $100,000          362,682      340,868       306,871
                                    ---------    ---------     ---------
Total core deposits                   634,989      625,915       603,677
Time deposits of $100,000 or more      33,048       57,079        40,920
                                    ---------    ---------     ---------
Total deposits                        668,037      682,994       644,597
Short-term borrowings                  19,476       54,175        92,237
Long-term debt                        121,000       91,000        65,000
                                    ---------    ---------     ---------
Total deposits and borrowings        $808,513     $828,169      $801,834
                                    =========    =========     =========


CAPITAL RESOURCES:

  Total stockholders' equity increased $12.0 million or 19.2% from March 31, 2000 and by $1.8 million or 2.5% since year-end 2000. Stockholders' equity is impacted by changes in the unrealized market gains and losses of the securities available for sale portfolio, net of deferred taxes and is shown on the consolidated balance sheets as a component of stockholders' equity as accumulated other comprehensive income, net of tax. This portfolio had net unrealized losses for all periods presented.

  On June 8, 2000, the Company announced that the Board of Directors had authorized the purchase of up to 200,000 shares of its outstanding common stock. The shares are to be used for general corporate purposes including employee benefit and executive compensation plans or for the dividend reinvestment plan. As of March 31, 2001, the Company held 108,815 shares as treasury stock.

  Table 6 shows PennRock's capital resources at March 31, 2001 and at December 31 and March 31, 2000. PennRock and its subsidiary bank exceed all minimum capital guidelines.

TABLE 6 - CAPITAL RESOURCES

                                   March 31,   December 31,    March 31,
                                      2001         2000          2000
                                 ------------- ------------  -------------
  Leverage ratio:
   Total capital to total assets        8.43%         8.86%        9.17%
   Tier 1 capital to total assets       7.70%         8.20%        8.47%
  Risk-based capital ratios:
   Tier 1 capital to risk weighted
     assets                            10.40%        11.52%       11.87%
   Total capital to risk weighted
     assets                            11.39%        12.45%       12.85%



                          PART II.  OTHER INFORMATION
                          ---------------------------
                      For the Quarter ended March 31, 2001

Item 1.  Legal Proceedings

  Various legal actions or proceedings are pending involving PennRock or its subsidiaries. Management believes that the aggregate liability or loss, if any, will not be material.

Item 2.  Changes in Securities

  Not applicable

Item 3.  Defaults Upon Senior Securities
  Not applicable

Item 4.  Submission of Matterss to a Vote of Security Holders
  Not applicable

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

      None

  (b) Reports on Form 8-K

      During the quarter ended March 31, 2001, PennRock filed the following reports on Form 8-K:

       Date of Report         Item                   Description
      ----------------        -----  ------------------------------------------
      January 11, 2001          5    Press release of PennRock relating to an
                                     agreement by PennRock to acquire The
                                     National Advisory Group, Inc.
      January 18, 2001          9    Regulation FD disclosure pertaining to
                                     information distributed at an investor
                                     relations presentation on January 18,
                                     2001.
      January 18, 2001          5    Press release of PennRock related to
                                     PennRock's earnings for the year ended
                                     December 31, 2000.
       March 19, 2001           5    Press release and letter to shareholders
                                     of PennRock each dated March 19, 2001,
                                     relating to the acquisition by PennRock of
                                     The National Advisory Group, Inc.

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


Date: May 11, 2001            By:  /s/Melvin Pankuch
-----------------------       -----------------------------------------------
                                   Melvin Pankuch
                                   Executive Vice President and
                                   Chief Executive Officer

Date: May 11, 2001            By:  /s/George B. Crisp
------------------------      -----------------------------------------------
                                   George B. Crisp
                                   Vice President and Treasurer
                                   (Principal Financial and Accounting Officer)