Form 10-Q
period 2001-06-30
PENNROCK FINANCIAL SERVICES CORP
filed 2001-08-14
CIK 790988

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

            -------------------------------------------------------

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended June 30, 2001    Commission File Number 0-15040
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

  Yes /X/ No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
                      Class                  Outstanding at August 10, 2001
          ------------------------------    --------------------------------
          Common Stock ($2.50 par value)            6,302,291 Shares

               PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
               --------------------------------------------------

                                   FORM 10-Q
                                   ---------
                      For the Quarter Ended June 30, 2001

                                    Contents
                                    --------
PART I. FINANCIAL INFORMATION
-----------------------------
Item 1. Financial Statements

        Consolidated balance sheets - June 30, 2001,
        December 31, 2000 and June 30, 2000.

        Consolidated statements of income - Three months and six months ended June 30, 2001 and 2000.

        Consolidated statements of comprehensive income - Three months and six months ended June 30, 2001 and 2000.

        Consolidated statements of cash flows - Six months ended
        June 30, 2001 and 2000.

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

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K


SIGNATURES
----------

                         PART I.  FINANCIAL INFORMATION

                      For the Quarter Ended June 30, 2001

Item 1.  Financial Statements


PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                    June 30,   December 31,    June 30,
(Amounts in thousands)                2001         2000          2000
                                  ------------  -----------  -------------
                                  (Unaudited)                 (Unaudited)
ASSETS
Cash and due from banks              $ 20,495     $ 20,401      $ 21,395
Short-term investments                 19,255       26,658         3,591
Mortgages held for sale                 1,571          235           103
Securities available for sale         300,586      323,556       326,699
Loans:
  Loans, net of unearned income       513,112      501,140       485,576
  Allowance for loan losses            (6,711)      (5,973)       (5,938)
                                    ---------    ---------     ---------
  Net loans                           506,401      495,167       479,638
Bank premises and equipment            14,074       13,446        13,618
Accrued interest receivable             6,305        6,305         6,315
Bank owned life insurance              16,619       16,217        15,822
Other assets                           18,947        8,965        14,741
                                    ---------    ---------     ---------
Total assets                         $904,253     $910,950      $881,922
                                    =========    =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Non-interest bearing             $ 99,299     $ 94,001      $ 89,663
    Interest bearing                  569,923      588,993       546,456
                                    ---------    ---------     ---------
    Total deposits                    669,222      682,994       636,119
  Short-term borrowings                27,026       54,175        79,560
  Long-term debt                      121,000       91,000        91,000
  Accrued interest payable              4,767        4,767         4,767
  Other liabilities                     6,843        5,416         6,926
                                    ---------    ---------     ---------
  Total liabilities                   828,858      838,352       818,372
Stockholders' Equity:
  Common stock, par value $2.50 per share;
    authorized - 20,000,000 shares;
    issued - 6,377,723 of which
    96,462, 139,553, and 92,431
    shares are held as treasury
    stock, respectively                15,944       15,944        15,944
  Surplus                              16,666       16,666        16,666
  Accumulated other comprehensive
    loss, net of tax                   (4,144)      (2,577)      (10,168)
  Retained earnings                    49,055       45,360        43,353
  Less treasury stock, at cost         (2,126)      (2,795)       (2,245)
                                    ---------    ---------     ---------
  Total stockholders' equity           75,395       72,598        63,550
                                    ---------    ---------     ---------
  Total liabilities and
    stockholders' equity             $904,253     $910,950      $881,922
                                    =========    =========     =========


PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                 Three Months Ended       Six Months Ended
(Amounts in thousands)                June 30,                June 30,
                                --------------------   ---------------------
                                  2001        2000         2001        2000
                                 ------      ------       ------     ------
Interest income:
 Interest and fees on loans      $11,012    $10,415      $21,898    $20,285
 Securities:
    Taxable                        3,404      4,026        7,492      7,872
    Tax-exempt                     1,205      1,520        2,404      2,977
 Other                               177         34          302         69
                                 -------    -------      -------    -------
 Total interest income            15,798     15,995       32,096     31,203
Interest expense:
 Deposits                          6,704      6,437       13,871     12,638
 Borrowed funds                    2,013      2,593        4,284      4,692
                                 -------    -------      -------    -------
 Total interest expense            8,717      9,030       18,155     17,330
                                 -------    -------      -------    -------
 Net interest income               7,081      6,965       13,941     13,873
Provision for loan losses            376        373          819        744
                                 -------    -------      -------    -------
Net interest income after
 provision for loan losses         6,705      6,592       13,122     13,129
Other income:
 Service charges on deposit
   accounts                          604        392        1,170        782
 Other service charges and fees       74         73          139        135
 Fiduciary activities                375        368          751        741
 Security gains, net                 283        172        1,269        474
 Mortgage banking                     26         87           96        172
 Other                             1,176        553        1,741        985
                                 -------    -------      -------    -------
 Total other income                2,538      1,645        5,166      3,289
                                 -------    -------      -------    -------
Non-interest expenses:
 Salaries and benefits             3,739      3,081        7,003      6,133
 Occupancy, net                      373        337          742        668
 Equipment expenses                  313        304          658        614
 Other                             1,580      1,356        2,998      2,560
                                 -------    -------      -------    -------
 Total non-interest expense        6,005      5,078       11,401      9,975
                                 -------    -------      -------    -------
 Income before income taxes        3,238      3,159        6,887      6,443
Income taxes                         232        614          861      1,150
                                 -------    -------      -------    -------
 Net Income                       $3,005     $2,545       $6,026     $5,293
                                 =======    =======      =======    =======
Earnings per share                $ 0.48     $ 0.41       $  .96     $  .84
                                 =======    =======      =======    =======
Weighted average shares
  outstanding                  6,275,969  6,264,931    6,275,969  6,264,931
                               =========  =========    =========  =========

Basic earnings per share and diluted earnings per share are the same for all periods presented.


PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                      Three Months Ended     Six Months Ended
(Amounts in thousands)                     June 30,              June 30,
                                      ------------------   -------------------
                                       2001        2000      2001       2000
                                      -------     -------   -------   -------
Net income                             $3,005     $2,545    $6,026     $5,293
Other comprehensive income,
 net of tax:
 Unrealized gains (losses) on
 securities available for sale:
    Gain (loss) arising during the
      period, net of tax                 (859)      (496)     (729)       761
    Reclassification adjustment
      for gains included in net
      income, net of tax                 (187)      (113)     (838)      (313)
                                      -------    -------   -------    -------
Other comprehensive income (loss)      (1,046)      (609)   (1,567)       448
                                      -------    -------   -------    -------
Comprehensive income                   $1,959     $1,936    $4,459     $5,741
                                      =======    =======   =======    =======


PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                  Six Months Ended
                                                      June 30,
(Amounts in thousands)                        -----------------------
                                                 2001           2000
                                              ---------      ---------
Net cash provided by operations                $  5,370       $   2,550
Investing activities:
  Proceeds from sales of securities available
    for sale                                    118,436          12,209
  Purchases of securities available for sale   (136,465)        (31,020)
  Maturities of securities available for sale    40,407           3,242
  Net increase in loans                         (14,310)        (20,590)
  Purchase of The National Advisory Group, Inc.  (6,966)
  Purchases of premises and equipment            (1,257)           (899)
                                               --------        --------
     Net cash used in investing activities         (155)        (37,058)
Financing activities:
  Net increase in non-interest bearing deposits   5,298           2,138
  Net increase (decrease) in interest
    bearing deposits                            (19,070)          2,565
  Net increase (decrease) in short-term
    borrowings                                  (27,149)         26,353
  Increase in long-term debt                     30,000           1,000
  Issuance of treasury stock                        918             753
  Acquisition of treasury stock                    (250)           (145)
  Cash dividends                                 (2,271)         (2,031)
                                               --------        --------
     Net cash provided by (used in) financing
      activities                                (12,523)         30,633
                                               --------        --------
     Decrease in cash and cash equivalents       (7,308)         (3,875)
     Cash and cash equivalents,
       beginning of year                         47,059          28,861
                                               --------        --------
     Cash and cash equivalents, end of period   $39,750         $24,986
                                               ========        ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2001

NOTE 1. ACCOUNTING POLICIES

  The accompanying consolidated financial statements include the accounts of PennRock Financial Services Corp. and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

  PennRock Financial Services Corp. ("PennRock") is a bank holding company incorporated under the laws of Pennsylvania in 1986. Blue Ball National Bank ("the Bank") and The National Advisory Group, Inc. ("National") are wholly owned subsidiaries of PennRock. The Bank provides a broad range of banking, trust and other financial services to consumers, small businesses and corporations in south-central and southeastern Pennsylvania. PennRock Insurance Group, Inc., a wholly owned subsidiary of the Bank, began operatioans in the first quarter of 1999 to offer and sell annuity products. Natioanl, established in 1984, is the parent company for four corporations:
  National Actuarial Consultants, Ltd. which provides consulting, actuarial and administrative services to retirement and employee benefit plans; National Financial Advisors, Inc. which offers investment, advisory and asset management services to retirement plan sponsors and participants, and serves as an investment advisor to the Dresher Family of Funds; NFA Brokerage Services, Inc. which is a mutual-funds-only broker dealer; and National Shareholder Services, Inc. which provides transfer agency services for the Dresher Family of Funds. The Dresher Family of Funds is an open-end diversified management investment company (mutual fund) which consists of two portfolios: The Dresher Comprehensive Growth Fund and The Dresher Classic Retirement Fund.

  The information contained in the financial statements is unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of interim periods have been made. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

  The accounting policies of PennRock Financial Services Corp. and Subsidiaries, as applied in the consolidated interim financial statements presented, are substantially the same as those followed on an annual basis as presented in the 2000 Annual Report to shareholders.

NOTE 2. ACQUISITION

  On March 19, 2001, PennRock completed the acquisition of The National Advisory Group, Inc., headquartered in Dresher, Pennsylvania, for $6.9 million. The transaction was accounted for under the purchase method of accounting. Substantially all of the purchase price will be allocated to goodwill which will be amortized over a period of 20 years. National will retain its name and location, and will operate as a wholly owned subsidiary of PennRock. National has over $100 million in assets under management and provides retirement plan administration services to more than 500 corporate programs.

NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES

  The financial statements do not reflect various commitments and contingent liabilities, such as commitments to extend credit, letters of credit, guarantees, and liability for assets held in Trust, which arise in the normal course of business. Commitments under outstanding letters of credit amounted to $42.6 million and commitments to extend credit totaled $242.9 million as of June 30, 2001. Management does not anticipate any significant loss as a result of these transactions.

NOTE 4. STOCK DIVIDEND

  On July 10, 2001, the Board of Directors declared a 5% stock dividend payable on August 10, 2001 to shareholders of record on July 24, 2001. All per-share amounts in the accompanying financial statements have been restated for the stock dividend.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  This section presents management's discussion and analysis of the financial condition and results of operations of PennRock Financial Services Corp. (PennRock or the Company) and subsidiaries. This discussion should be read in conjunction with the financial statements which appear elsewhere in this report.

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

  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Total assets of PennRock increased $22.3 million or 2.5% since June 30 last year and decreased $6.7 million or (.7%) from year-end 2000. Securities available for sale declined $26.1 million or (8.0%) from June 30 last year and by $23.0 million or (7.1%) from year end. The decline is a result of management's restructuring of the portfolio to shorten its duration by liquidating longer term securities. Loans grew $27.5 million or 5.7% from June 30, 2000 and by $12.0 million or 2.4% from year end. Deposits increased $33.1 million or 5.2% from June 30 last year but decreased $13.8 million or (2.0%) from year end. Borrowed funds declined $22.5 million or (13.2%) from June 30 last year and increased $2.9 million or 2.0% from year end. Stockholders' equity increased $11.8 million or 18.6% from June 30 last year and by $2.8 million or 3.9% from year end.

  Net income for the current quarter was $3.0 million or $.50 per share compared with $2.5 million or $.43 per share for the second quarter of 2000, an increase of $461,000 or 18.1%. Dividends paid in the second quarter of 2001 totaled $1.1 million or $.19 per share and $1.0 million or $.17 per share for the second quarter of 2000.

  For the first six months of 2001, net income totaled $6.0 million or $1.01 per share compared with $5.3 million or $.88 per share for the first half of 2000. Net interest income increased $68,000, non-interest income excluding security gains increased $1.1 million and non-interest expenses increased $1.4 million. Dividends of $2.3 million or $.38 per share were paid in the first six months of 2001 compared with $2.0 million or $.34 per share in 2000. The dividend payout ratio was 38% for the first half of 2001 and 2000.

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

  Table 1 presents net interest income on a fully taxable equivalent basis for the second quarter and first six months of 2001 and 2000. For the second quarter of 2001, net interest income on a fully taxable equivalent basis totaled $7.8 million, an increase of $118,000 or 1.5% from $7.7 million earned for the same period of 2000. For the first six months of 2001 and 2000, net interest income on a fully taxable equivalent basis totaled $15.4 million.


TABLE 1 - NET INTEREST INCOME
                                Three Months Ended        Six Months Ended
(Amounts in thousands)               June 30,                 June 30,
                               --------------------     --------------------
                                  2001        2000         2001       2000
                                --------    --------     --------   --------
Total interest income           $15,798     $15,995      $32,096    $31,203
Total interest expense            8,717       9,030       18,155     17,329
                                -------     -------     --------   --------
Net interest income               7,081       6,965       13,941     13,874
Tax equivalent adjustment           759         757        1,476      1,487
                                -------     -------     --------   --------
Net interest income
  (fully taxable equivalent)    $ 7,840     $ 7,722      $15,417    $15,361
                                =======     =======     ========   ========

  Table 2 presents the average balances, taxable equivalent interest income and expense and rates for PennRock's assets and liabilities for the three and six months ended June 30, 2001 and 2000. Net interest income for the second quarter and first six months of 2001 benefited from increases in volumes of earning assets. However, both the interest spread and margin decreased from the comparable period last year as funding costs increased while the yield on securities available for sale declined.


TABLE 2 - AVERAGE BALANCES, RATES, AND INTEREST INCOME AND EXPENSE

                                               Three Months Ended June 30,
(Amounts in thousands)            --------------------------------------------------
                                             2001                       2000
                                   ------------------------  -----------------------
                                   Average            Yield/  Average           Yield/
                                   Balance   Interest  Rate   Balance  Interest  Rate
                                  --------   -------- ------  -------- -------- ------
ASSETS
Interest earning assets:
 Short-term investments            $  9,714  $    95   3.92%  $  1,513 $    27   7.16%
 Mortgages held for sale              4,117       82   7.99%       153       7  18.35%
 Securities available for sale      307,512    5,332   6.95%   327,659   6,245   7.64%
 Loans:
   Mortgage                         280,753    6,052   8.65%   269,758   5,523   8.21%
   Commercial                       142,131    3,144   8.87%   128,039   3,154   9.88%
   Consumer                          83,051    1,853   8.95%    82,519   1,795   8.72%
                                   --------  -------          -------- -------
   Total loans                      505,935   11,049   8.76%   480,316  10,472   8.74%
                                   --------  -------          -------- -------
 Total earning assets               827,278   16,557   8.03%   809,641  16,751   8.30%
Other assets                         69,146  -------            65,696 -------
                                   --------                   --------
                                   $896,424                   $875,337
                                   ========                   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
 Demand                            $132,466    1,050   3.18%  $142,823   1,317   3.70%
 Savings                             55,833      276   1.98%    56,356     277   1.97%
 Time                               385,585    5,378   5.59%   345,934   4,843   5.62%
                                   --------  -------          -------- -------
 Total interest bearing deposits    573,884    6,704   4.69%   545,113   6,437   4.74%
Short-term borrowings                22,332      189   3.39%    87,972   1,362   6.21%
Long-term debt                      121,000    1,824   6.05%    80,209   1,231   6.16%
                                   --------  -------          -------- -------
Total interest bearing liabilities  717,216    8,717   4.87%   713,294   9,030   5.08%
Non-interest bearing deposits        93,212  -------            89,076 -------
Other liabilities                    10,487                      9,639
Stockholders' equity                 75,509                     63,328
                                   --------                    -------
Total liabilities and stockholders'
 equity                            $896,424                   $875,337
                                   ========                   ========
Net interest income                          $ 7,840                   $ 7,721
                                             =======                   =======
Interest rate spread                                   3.15%                     3.22%
                                                      ======                    ======
Net interest margin                                    3.80%                     3.83%
                                                      ======                    ======



                                                Six Months Ended June 30,
(Amounts in thousands)             ----------------------------------------------------
                                             2001                       2000
                                   -------------------------  ------------------------
                                   Average            Yield/  Average           Yield/
                                   Balance   Interest  Rate   Balance  Interest  Rate
                                  --------   -------- ------ --------  -------- ------
ASSETS
Interest earning assets
 Short-term investments            $  8,593  $   200   4.67%  $  1,892 $    56   5.94%
 Mortgages held for sale              2,408      102   8.50%       192      13  13.58%
 Securities available for sale      318,215   11,298   7.12%   320,857  12,217   7.64%
 Loans:
   Mortgage                         279,916   11,922   8.54%   270,420  11,056   8.20%
   Commercial                       140,325    6,290   8.99%   123,030   5,802   9.46%
   Consumer                          83,759    3,761   9.01%    81,054   3,545   8.77%
                                   --------  -------          -------- -------
   Total loans                      504,000   33,572   8.74%   474,504  20,403   8.62%
                                   --------  -------          -------- -------
 Total earning assets               833,216   33,572   8.08%   797,445  32,690   8.22%
Other assets                         65,009  -------            63,541 -------
                                   --------                   --------
                                   $898,225                   $860,986
                                   ========                   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
 Demand                            $130,469    2,100   3.23%  $146,556   2,719   3.72%
 Savings                             54,896      539   1.97%    56,800     557   1.97%
 Time                               391,082   11,231   5.76%   342,812   9,362   5.48%
                                   --------  -------          -------- -------
 Total interest bearing deposits    576,447   13,870   4.83%   546,168  12,638   4.64%
Short-term borrowings                39,023      923   4.74%    76,097   2,272   5.99%
Long-term debt                      107,574    3,362   6.27%    81,533   2,419   5.95%
                                   --------  -------          -------- -------
                                    723,044   18,155   5.04%   703,798  17,329   4.94%
Non-interest bearing deposits        90,500  -------            86,493 -------
Other liabilities                     9,942                      8,831
Stockholders' equity                 74,739                     61,864
                                   --------                   --------
Total liabilities and stockholders'
 equity                            $898,225                   $860,986
                                   ========                   ========
Net interest income                          $15,417                   $15,361
                                             =======                   =======
Interest rate spread                                   3.04%                     3.28%
                                                      ======                    ======
Net interest margin                                    3.71%                     3.86%
                                                      ======                    ======

PROVISION AND ALLOWANCE FOR LOAN LOSSES

  The provision for loan losses charged to earnings was $376,000 for the second quarter of 2001 compared with $373,000 for the second quarter of last year. The provision for the first half of 2001 was $819,000 compared with $744,000 in 2000. The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. The adequacy of the allowance will be examined in light of past loan loss experience, current economic conditions, volume of non-performing and delinquent loans and other relevant factors. The allowance is established at a level considered by management to be adequate to absorb potential future losses contained in the portfolio and is monitored on a continuous basis with independent formal reviews conducted semiannually. The allowance is increased by provisions charged to expense and decreased by net charge-offs. Table 3 reflects an analysis of the allowance for loan losses for the second quarter and first six months of 2001 and 2000.



TABLE 3 - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                                           Three Months Ended      Six Months Ended
(Amounts in thousands)                          June 30,               June 30,
                                           -------------------    ------------------
                                            2001        2000       2001        2000
                                          --------    --------   --------   --------
Balance, beginning of period               $6,511      $5,778     $5,973      $5,514
Provision charged to operating expense        376         373        820         744

Total loans charged off                      (202)       (299)      (339)       (414)
Total recoveries                               26          86        257          94
                                          -------     -------    -------     -------
Net charge-offs                              (176)       (213)       (82)       (320)
                                          -------     -------    -------     -------
Balance, end of period                     $6,711      $5,938     $6,711      $5,938
                                          =======     =======    =======     =======
Total loans:
  Average                                $509,144    $484,913   $507,559    $477,360
  Period-end                              513,112     485,576    513,112     485,576

Ratios:
  Net charge-offs to
    average loans (annualized)               0.14%       0.18%      0.03%       0.13%
  Allowance for loan losses to
    period-end loans                         1.31%       1.22%      1.31%       1.22%


NON-PERFORMING ASSETS

  Table 4 reflects PennRock's non-performing assets at June 30, 2001, December 31, 2000 and June 30, 2000. PennRock's policy is to discontinue the accrual of interest on loans for which the principal or interest is past due 90 days or more unless the loan is well secured and corrective action has begun or the loan is in the process of collection. When a loan is placed on non-accrual status, any unpaid interest is charged against income. Other real estate owned represents property acquired through foreclosure.



TABLE 4 - NON-PERFORMING ASSETS
                                       June 30,    December 31,    June 30,
(Amounts in thousands)                   2001          2000          2000
                                      ----------     ---------   -----------
Non-accrual loans                        $ 1,420        $3,675        $5,241
Loans accruing but 90 days past due
  as to principal or interest                241           569         1,596
                                      ----------     ---------    ----------
Total non-performing loans                 1,661         4,244         6,837
Other real estate owned                      145           188           108
                                       ---------     ---------     ---------
Total non-performing assets               $1,806        $4,432        $6,945
                                       =========     =========     =========
Ratios:
  Non-accrual loans to total loans          0.32%         0.85%         1.41%
  Non-accrual loans to total loans and
    other real estate owned                 0.35%         0.88%         1.43%
  Allowance for loan losses to
    non-performing loans                  404.03%       140.74%        86.85%



  Total non-performing loans decreased $5.2 million or (75.7%) from June 30 last year and by $2.6 million or (59.3%) from year end. The ratio of non-accrual loans to total loans decreased from 1.41% last year to .32% this year while the ratio of the allowance for loan losses to non-performing loans increased from 86.85% last year to 404.03% this year.

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

  Total deposits increased $33.1 million or 5.2% since last year and decreased by $13.8 million or (2.0%) from last year. Core deposits, which exclude time deposits of $100,000 or more, increased $44.4 million from last year and by $16.7 million from year end. Total borrowed funds increased $2.9 million since year end and decreased by $22.5 million from last year. Table 5 reflects the changes in the major classifications of deposits and borrowed funds by comparing the balances at the end of the second quarter of 2001 with year-end and the second quarter of 2000.


TABLE 5 - DEPOSITS AND BORROWED FUNDS BY MAJOR CLASSIFICATION
(Amounts in thousands)
                                    June 30,   December 31,    June 30,
                                      2001         2000          2000
                                  -----------   -----------   -----------
Non-interest bearing                 $ 99,299     $ 94,001      $ 89,663
NOW accounts                           35,155       37,390        35,934
Money market deposit accounts         109,298       98,130       102,682
Savings accounts                       57,967       55,526        56,297
Time deposits under $100,000          340,900      340,868       313,634
                                    ---------    ---------     ---------
Total core deposits                   642,619      625,915       598,210
Time deposits of $100,000 or more      26,603       57,079        37,909
                                    ---------    ---------     ---------
Total deposits                        669,222      682,994       636,119
Short-term borrowings                  27,026       54,175        79,560
Long-term debt                        121,000       91,000        91,000
                                    ---------    ---------     ---------
Total deposits and borrowed funds    $817,248     $828,169      $806,679
                                    =========    =========     =========


CAPITAL RESOURCES

  Total stockholders' equity increased $11.8 million or 18.6% from June 30, 2000 and by $2.8 million or 3.9% since year end. Stockholders' equity is impacted by changes in the unrealized market gains and losses of the securities available for sale portfolio, net of deferred taxes and is shown on the consolidated balance sheets as a component of stockholders' equity as accumulated other comprehensive loss, net of tax. This portfolio had net unrealized losses in each period presented. The net unrealized loss declined by $6.0 million from June 30, 2000 but increased by $1.6 million from year-end 2000. The net unrealized gains and losses of the securities available for sale portfolio are excluded from computations of regulatory ratios.

  Table 6 shows PennRock's capital resources as of June 30, 2001, December 31 and June 30, 2000. PennRock and its subsidiary bank exceed all minimum capital guidelines.



TABLE 6 - CAPITAL RESOURCES
                                         June 30,   December 31,    June 30,
                                           2001         2000          2000
                                      -------------  -----------  -------------
  Leverage ratio:
   Total capital to total
     average assets                         8.73%        8.86%         9.03%
   Tier 1 capital to total
     average assets                         7.98%        8.20%         8.35%
  Risk-based capital ratios:
   Tier 1 capital to risk weighted
     assets                                10.91%       11.52%        11.90%
   Total capital to risk weighted
     assets                                11.94%       12.45%        12.86%


                          PART II.  OTHER INFORMATION
                          ---------------------------
                    For the Quarter ended June 30, 2001

Item 1. Legal Proceedings

  Various legal actions or proceedings are pending involving PennRock or its subsidiaries. Management believes that the aggregate liability or loss, if any, will not be material.

Item 2. Changes in Securities

  Not applicable

Item 3. Defaults Upon Senior Securities

  Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

  The Annual Meeting of Shareholders (the _Meeting_) of PennRock Financial Services Corp. was held on April 24, 2001. Notice of the Meeting was mailed to shareholders on or about April 1, 2001, together with proxy materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulation promulgated thereunder.

  The Meeting was held for the purpose of electing four Class B directors to hold office for three years from the date of the election and until their successors are elected and have qualified.

  There were no solicitations in opposition to the nominees of the Board of Directors for the election to the Board. All nominees of the Board of Directors were elected. The number of votes cast for or withheld, as well as election to the Board of Directors, were as follows:


                                               Votes          Abstentions and
      Nominee                 Votes for       Withheld        Broker Nonvotes
 -----------------           -----------    -----------      -----------------
 Elton Horning                4,669,969         67,690            4,737,659
 Glenn H. Weaver              4,673,453         64,206            4,737,659
 Irving E. Bressler           4,643,352         94,307            4,737,659
 Sandra J. Bricker            4,611,640        126,019            4,737,659

  In addition, a shareholder proposal submitted to a vote of shareholders was defeated by a vote of 2,980,954 against versus 1,236,483 in favor with 144,548 abstentions.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

      None

  (b) Reports on Form 8-K

      A current report on Form 8-K dated June 26, 2001 was filed with the Securities and Exchange Commission on or about June 27, 2001. The report was filed under Item 5 - "Other Events" and disclosed that the Company had authorized the repurchase of up to 400,000 shares of its common stock to be held as treasury shares for use with future stock dividends and splits, employee benefit plans, executive compensation plans and issuance under the Dividend Reinvestment Plan.

      There were no other reports on Form 8-K filed for the three months ended June 30, 2001.

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


Date: August 10, 2001         By:  /s/Melvin Pankuch
-----------------------       -----------------------------------------------
                                   Melvin Pankuch
                                   Executive Vice President and
                                   Chief Executive Officer

Date: August 10, 2001         By:  /s/George B. Crisp
------------------------      -----------------------------------------------
                                   George B. Crisp
                                   Vice President and Treasurer
                                   (Principal Financial and Accounting Officer)