Form 10-Q
period 2001-09-30
PENNROCK FINANCIAL SERVICES CORP
filed 2001-11-14
CIK 790988

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

            -------------------------------------------------------

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended September 30, 2001    Commission File Number 0-15040
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

  Yes /X/ No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
                      Class                 Outstanding at November 9, 2001
          ------------------------------    --------------------------------
          Common Stock ($2.50 par value)            6,307,876 Shares

               PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
               --------------------------------------------------

                                   FORM 10-Q
                                   ---------
                    For the Quarter Ended September 30, 2001

                                    Contents
                                    --------
PART I. FINANCIAL INFORMATION
-----------------------------
Item 1. Financial Statements

        Consolidated balance sheets - September 30, 2001,
        December 31, 2000 and September 30, 2000.

        Consolidated statements of income - Three months and nine months ended September 30, 2001 and 2000.

        Consolidated statements of comprehensive income - Three months and nine months ended September 30, 2001 and 2000.

        Consolidated statements of cash flows - Nine months ended
        September 30, 2001 and 2000.

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

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K


SIGNATURES
----------

                         PART I.  FINANCIAL INFORMATION

                    For the Quarter Ended September 30, 2001

Item 1.  Financial Statements


PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                 September 30, December 31,  September 30,
(Amounts in thousands)                2001         2000          2000
                                  ------------  -----------  -------------
                                  (Unaudited)                 (Unaudited)
ASSETS
Cash and due from banks              $ 22,262     $ 20,401      $ 19,937
Short-term investments                 10,112       26,658         4,805
Mortgages held for sale                 2,475          235           151
Securities available for sale         260,628      323,556       326,460
Loans:
  Loans, net of unearned income       528,858      501,140       494,385
  Allowance for loan losses            (6,849)      (5,973)       (5,176)
                                    ---------    ---------     ---------
  Net loans                           522,009      495,167       489,209
Bank premises and equipment            14,438       13,446        13,520
Accrued interest receivable             4,862        6,305         6,310
Bank owned life insurance              24,929       16,217        16,018
Other assets                           21,932        8,965        15,565
                                    ---------    ---------     ---------
Total assets                         $883,647     $910,950      $891,975
                                    =========    =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Non-interest bearing             $101,424     $ 94,001      $ 87,690
    Interest bearing                  541,632      588,993       580,382
                                    ---------    ---------     ---------
    Total deposits                    643,056      682,994       668,072
  Short-term borrowings                30,730       54,175        53,518
  Long-term debt                      121,000       91,000        91,000
  Accrued interest payable              2,832        4,767         4,767
  Other liabilities                     7,967        5,416         8,057
                                    ---------    ---------     ---------
  Total liabilities                   805,585      838,352       825,414
Stockholders' Equity:
  Common stock, par value $2.50 per share;
    authorized - 20,000,000 shares;
    issued - 2001 - 6,380,636 shares,
    2000 - 6,077,614 shares of which
    91,297, 139,553, and 149,695
    shares are held as treasury
    stock, respectively                15,952       15,194        15,194
  Surplus                              16,469       11,114        11,109
  Accumulated other comprehensive
    loss, net of tax                   (3,425)      (2,577)       (7,693)
  Retained earnings                    51,066       51,662        50,830
  Less treasury stock, at cost         (2,000)      (2,795)       (2,879)
                                    ---------    ---------     ---------
  Total stockholders' equity           78,062       72,598        66,561
                                    ---------    ---------     ---------
  Total liabilities and
    stockholders' equity             $883,647     $910,950      $891,975
                                    =========    =========     =========


PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                 Three Months Ended      Nine Months Ended
(Amounts in thousands)              September 30,          September 30,
                                --------------------   ---------------------
                                  2001        2000         2001        2000
                                --------    --------   ---------    --------
Interest income:
 Interest and fees on loans      $10,888    $10,591      $32,786    $30,876
 Securities:
    Taxable                        3,366      3,971       10,858     11,843
    Tax-exempt                       867      1,518        3,270      4,495
 Other                               188        162          492        231
                                 -------    -------      -------    -------
 Total interest income            15,309     16,242       47,406     47,445
Interest expense:
 Deposits                          5,683      7,395       19,554     20,033
 Borrowed funds                    2,051      2,339        6,335      7,030
                                 -------    -------      -------    -------
 Total interest expense            7,734      9,734       25,889     27,063
                                 -------    -------      -------    -------
 Net interest income               7,575      6,508       21,517     20,382
Provision for loan losses            227        377        1,047      1,121
                                 -------    -------      -------    -------
Net interest income after
 provision for loan losses         7,348      6,131       20,470     19,261
Other income:
 Service charges on deposit
   accounts                          648        413        1,818      1,195
 Other service charges and fees       74         77          213        212
 Fiduciary activities                945        322        2,271      1,063
 Security gains, net                 452        179        1,721        653
 Mortgage banking                    159         81          255        253
 Other                               755        502        1,920      1,487
                                 -------    -------      -------    -------
 Total other income                3,033      1,574        8,198      4,863
                                 -------    -------      -------    -------
Non-interest expenses:
 Salaries and benefits             3,490      3,016       10,493      9,149
 Occupancy, net                      351        338        1,092      1,006
 Equipment expenses                  321        305          979        919
 Other                             2,523      1,386        5,521      3,947
                                 -------    -------      -------    -------
 Total non-interest expense        6,685      5,045       18,085     15,021
                                 -------    -------      -------    -------
 Income before income taxes        3,696      2,660       10,583      9,103
Income taxes                         694        404        1,555      1,554
                                 -------    -------      -------    -------
 Net Income                       $3,002     $2,256       $9,028     $7,549
                                 =======    =======      =======    =======
Earnings per share                $ 0.48     $ 0.36       $ 1.44     $ 1.20
                                 =======    =======      =======    =======
Weighted average shares
  outstanding                  6,281,645  6,268,227    6,281,645  6,268,227
                               =========  =========    =========  =========

Basic earnings per share and diluted earnings per share are the same for all periods presented.


PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                      Three Months Ended    Nine Months Ended
(Amounts in thousands)                   September 30,        September 30,
                                      ------------------   -------------------
                                       2001        2000      2001       2000
                                      -------     -------   -------   -------
Net income                             $3,002     $2,256    $9,028     $7,549
Other comprehensive income (loss),
 net of tax:
 Unrealized gains on securities
 available for sale:
    Gain arising during the
      period, net of tax                1,017      2,593       289      3,354
    Reclassification adjustment
      for gains included in net
      income, net of tax                 (298)      (118)   (1,136)      (431)

                                   -------    -------   -------    -------
Other comprehensive income (loss)         719      2,475      (847)     2,923

                                   -------    -------   -------    -------
Comprehensive income                   $3,721     $4,731    $8,181    $10,472
                                      =======    =======   =======    =======


PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                 Nine Months Ended
                                                   September 30,
(Amounts in thousands)                        -----------------------
                                                 2001           2000
                                              ---------      ---------
Net cash provided by (used in) operations     ($  3,501)      $   4,285
Investing activities:
  Proceeds from sales of securities available
    for sale                                    193,574          30,547
  Purchases of securities available for sale   (193,347)        (46,503)
  Maturities of securities available for sale    63,873           4,804
  Net increase in loans                         (30,165)        (30,972)
  Purchase of The National Advisory Group, Inc.  (7,205)
  Purchases of premises and equipment            (1,911)         (1,102)
                                               --------        --------
     Net cash provided by (used in)
       investing activities                      24,819         (43,226)
Financing activities:
  Net increase in non-interest bearing deposits   7,423             166
  Net increase (decrease) in interest
    bearing deposits                            (47,361)         36,490
  Net increase (decrease) in short-term
    borrowings                                  (23,446)            311
  Increase in long-term debt                     30,000           1,000
  Issuance of treasury stock                      1,364           1,132
  Acquisition of treasury stock                    (516)         (1,238)
  Cash dividends                                 (3,467)         (3,039)
                                               --------        --------
     Net cash provided by (used in) financing
      activities                                (36,003)         34,822
                                               --------        --------
     Decrease in cash and cash equivalents      (14,685)         (4,119)
     Cash and cash equivalents,
       beginning of year                         47,059          28,861
                                               --------        --------
     Cash and cash equivalents, end of period   $32,374         $24,742
                                               ========        ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2001

NOTE 1. BASIS OF PRESENTATION

  The accompanying consolidated financial statements include the accounts of PennRock Financial Services Corp. and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

  The information contained in the financial statements is unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of interim periods have been made. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

  The accounting policies of PennRock Financial Services Corp. and Subsidiaries, as applied in the consolidated interim financial statements presented, are substantially the same as those followed on an annual basis as presented in the 2000 Annual Report to shareholders except as discussed in
  Note 6.

NOTE 2. BUSINESS

  PennRock Financial Services Corp. ("PennRock") is a bank holding company incorporated in 1986 under the laws of Pennsylvania. Blue Ball National Bank ("the Bank") and The National Advisory Group, Inc. ("National") are wholly owned subsidiaries of PennRock. The Bank provides a broad range of banking, trust and other financial services to consumers, small businesses and corporations in south-central and southeastern Pennsylvania. PennRock Insurance Group Inc., a wholly owned subsidiary of the Bank, began operations in the first quarter of 1999 to offer and sell annuity products. National, established in 1984, is the parent company for four corporations: National Actuarial Consultants, Ltd. which provides consulting, actuarial and administrative services to retirement and employee benefit plans; National Financial Advisors, Inc. which offers investment, advisory and asset management services to retirement plan sponsors and participants, and serves as an investment advisor to the Dresher Family of Funds; NFA Brokerage Services, Inc. which is a mutual-funds-only broker dealer; and National Shareholder Services, Inc. which provides transfer agency services for the Dresher Family of Funds. The Dresher Family of Funds is an open-end diversified management investment company (mutual fund) which consists of two portfolios: The Dresher Comprehensive Growth Fund and The Dresher Classic Retirement Fund.

NOTE 3. ACQUISITION

  On March 19, 2001, PennRock completed the acquisition of The National Advisory Group, Inc., headquartered in Dresher, Pennsylvania, for $6.9 million in cash. The transaction was accounted for under the purchase method of accounting. Substantially all of the purchase price will be allocated to goodwill which will be amortized over a period of 20 years (see Note 6). National will retain its name and location, and will operate as a wholly owned subsidiary of PennRock. National has over $100 million in assets under management and provides retirement plan administration services to more than 500 corporate programs.

NOTE 4. COMMITMENTS AND CONTINGENT LIABILITIES

  The financial statements do not reflect various commitments and contingent liabilities, such as commitments to extend credit, letters of credit, guarantees, and liability for assets held in Trust, which arise in the normal course of business. Commitments under outstanding letters of credit amounted to $43.7 million and commitments to extend credit totaled $146.4 million as of September 30, 2001. Management does not anticipate any significant loss as a result of these transactions.

NOTE 5. STOCK DIVIDEND

  On July 10, 2001, the Board of Directors declared a 5% stock dividend payable on August 10, 2001 to shareholders of record on July 24, 2001. All per-share amounts in the accompanying financial statements have been restated for the stock dividend.

NOTE 6. RECENT ACCOUNTING PRONOUNCEMENTS

  In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141, effective for all business combinations that are initiated after June 30, 2001, requires that the purchase method of accounting be used for all business combinations and prohibits the use of the pooling-of-interests method. We do not expect the adoption of SFAS 141 to have a material effect on PennRock's financial position or results of operations.

  SFAS 142 is effective for fiscal years beginning after December 15,2001.
  This statement eliminates the regularly scheduled amortization of goodwill and other intangibles with indefinite lives and replaces this method with a two-step process for testing the impairment of goodwill on at least an annual basis. This includes goodwill and intangibles recorded from past business combinations and acquisitions. As of September 30, 2001, PennRock has $6.9 million of goodwill resulting from the purchase of National and $325,000 of intangibles with an indefinite life resulting from the purchase of loans, deposits and banking facilities from other financial institutions. The adoption of this pronouncement as of January 1, 2002, is expected to reduce amortization expense by $449,000 in 2002. We have not determined what impact, if any, the goodwill impairment provisions may have on PennRock's financial statements.

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

  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Total assets of PennRock decreased $8.3 million or .9% since September 30 last year and by $27.4 million or 3.0% from year-end 2000. The decline in assets is the result of management's efforts to lower PennRock's funding (primarily deposit) costs. By paying rates on time deposits which were lower than those paid by many of our competitors, some rate sensitive customers (primarily customers with time deposits of $100,000 or more) chose to move their funds to other financial institutions. By paying rates on transaction and savings accounts which were competitive with others in our market area (but still lower than rates paid on time deposits), some customers chose to shift funds from time deposits to transaction and savings accounts. Since last year-end, time deposits of $100,000 or more decreased by $33.8 million or 59% while core deposits, which exclude time deposits of $100,000 or more, declined by only $6.1 million, less than 1%. Transaction and savings deposits increased $50.7 million or 18% from year end 2000. As a result, deposit costs declined 143 basis points for the year to date which amounts to a decrease in annualized interest expense in excess of $9 million. Deposit withdrawals were funded by a restructuring of the securities available for sale portfolio which declined $65.8 million or 20.2% from September 30 last year and by $62.9 million or 19.4% from year end. The decline is also a result of management's intent to shorten the duration of the portfolio by liquidating longer term securities. Loans grew $37.9 million or 737% from September 30, 2000 and by $26.3 or 5.3% from year end. In the third quarter of 2001, we purchased an additional $8 million of Bank Owned Life Insurance ("BOLI") to offset increases in employee benefits experienced since the initial purchase of BOLI in 1999. As discussed above, deposits decreased $25.0 million or 3.7% from September 30 last year and by $39.9 million or 5.8% from year end. Borrowed funds increased $7.2 million or 5.0% from September 30 last year and by $6.6 million or 4.5% from year end. Stockholders' equity increased $11.5 million or 17.3% from September 30 last year and by $5.5 million or 7.5% from year end.

  Net income for the current quarter was $3.0 million or $.48 per share compared with $2.3 million or $.36 per share for the third quarter of 2000, an increase of $746,000 or 33.1%. Dividends paid in the third quarter of 2001 totaled $1.2 million or $.19 per share and $1.0 million or $.162 per share for the third quarter of 2000.

  For the first nine months of 2001, net income totaled $9.0 million or $1.44 per share compared with $7.5 million or $1.20 per share for the first nine months of 2000. Net interest income increased $1.1 million, non-interest income excluding security gains increased $2.3 million and non-interest expenses increased $3.1 million. Dividends of $3.5 million or $.552 per share were paid in the first nine months of 2001 compared with $3.0 million or $.485 per share in 2000. The dividend payout ratio was 40% for the first nine months of 2001 and 2000.

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

  Table 1 presents net interest income on a fully taxable equivalent basis for the third quarter and first nine months of 2001 and 2000. For the third quarter of 2001, net interest income on a fully taxable equivalent basis totaled $8.3 million, an increase of $1,021,000 or 14.0% from $7.3 million earned for the same period of 2000. For the first nine months of 2001 and 2000, net interest income on a fully taxable equivalent basis totaled $23.8 million and $22.7 million, respectively.


TABLE 1 - NET INTEREST INCOME
                                Three Months Ended       Nine Months Ended
(Amounts in thousands)             September 30,           September 30,
                               --------------------     --------------------
                                  2001        2000         2001       2000
                                --------    --------     --------   --------
Total interest income           $15,309     $16,242      $47,406    $47,445
Total interest expense            7,734       9,734       25,889     27,063
                                -------     -------     --------   --------
Net interest income               7,575       6,508       21,517     20,382
Tax equivalent adjustment           729         775        2,322      2,322
                                -------     -------     --------   --------
Net interest income
  (fully taxable equivalent)    $ 8,304     $ 7,283      $23,839    $22,704
                                =======     =======     ========   ========

  Table 2 presents the average balances, taxable equivalent interest income and expense and rates for PennRock's assets and liabilities for the three and nine months ended September 30, 2001 and 2000. Table 3 presents the same information except that it includes BOLI. BOLI generates a return to PennRock from the yield of the plan assets which consist of treasury and agency securities, net of plan administrative costs. However, the income from BOLI is included in non-interest income while the value of the plan assets is included in non-earning assets. This comparison shows the impact on PennRock's net interest margin if BOLI were classified as an earning asset and income were included in net interest income.

  Net interest income for the third quarter and first nine months of 2001 benefited from increases in both the interest rate spread and margin. Although the yield on earning assets declined for the quarter and first nine months of 2001 from last year, this decrease was more than offset by a decline in the cost of funds.


TABLE 2 - AVERAGE BALANCES, RATES, AND INTEREST INCOME AND EXPENSE
(Taxable equivalent basis)
                                             Three Months Ended September 30,
(Amounts in thousands)            --------------------------------------------------
                                             2001                       2000
                                   ------------------------  -----------------------
                                   Average            Yield/  Average           Yield/
                                   Balance   Interest  Rate   Balance  Interest  Rate
                                  --------   -------- ------- -------- -------- ------
ASSETS
Interest earning assets:
 Short-term investments            $ 15,008  $   129   3.41%  $  9,846 $   155   6.25%
 Mortgages held for sale              2,618       61   9.24%       177       7  15.69%
 Securities available for sale      285,111    4,924   6.85%   334,588   6,226   7.38%
 Loans:
   Mortgage                         295,517    6,258   8.40%   270,521   5,674   8.32%
   Commercial                       141,298    2,871   8.06%   129,669   3,056   9.35%
   Consumer                          82,307    1,795   8.65%    84,538   1,899   8.91%
                                   --------  -------          -------- -------
   Total loans                      519,122   10,924   8.35%   484,728  10,629   8.70%
                                   --------  -------          -------- -------
 Total earning assets               821,859   16,038   7.74%   829,339  17,017   8.14%
Other assets                         73,918  -------            53,110 -------
                                   --------                   --------
                                   $895,777                   $882,449
                                   ========                   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
 Demand                            $163,082    1,236   3.01%  $133,294   1,259   3.75%
 Savings                             58,986      295   1.98%    54,241     269   1.97%
 Time                               336,807    4,152   4.89%   389,648   5,867   5.97%
                                   --------  -------          -------- -------
 Total interest bearing deposits    558,875    5,683   4.03%   577,183   7,395   5.08%
Short-term borrowings                29,897      207   2.75%    50,518     798   6.27%
Long-term debt                      121,000    1,844   6.05%    91,000   1,541   6.72%
                                   --------  -------          -------- -------
Total interest bearing liabilities  709,772    7,734   4.32%   718,701   9,734   5.37%
Non-interest bearing deposits        99,181  -------            88,163 -------
Other liabilities                    10,152                     11,173
Stockholders' equity                 76,672                     64,412
                                   --------                    -------
Total liabilities and stockholders'
 equity                            $895,777                   $882,449
                                   ========                   ========
Net interest income                          $ 8,304                   $ 7,283
                                             =======                   =======
Interest rate spread                                   3.42%                     2.77%
                                                       ======                   ======
Net interest margin                                    4.01%                     3.48%
                                                       ======                   ======



TABLE 2 - AVERAGE BALANCES, RATES, AND INTEREST INCOME AND EXPENSE (Continued)
(Taxable equivalent basis)
                                             Nine Months Ended September 30,
(Amounts in thousands)            --------------------------------------------------
                                             2001                       2000
                                   ------------------------  -----------------------
                                   Average            Yield/  Average           Yield/
                                   Balance   Interest  Rate   Balance  Interest  Rate
                                  --------   -------- ------- -------- -------- ------
ASSETS
Interest earning assets:
 Short-term investments            $ 10,755  $   329   4.09%  $  4,563 $   211   6.16%
 Mortgages held for sale              2,479      163   8.79%       187      20  14.25%
 Securities available for sale      307,059   16,339   7.11%   335,617  18,504   7.34%
 Loans:
   Mortgage                         285,173   18,179   8.52%   270,454  16,731   8.24%
   Commercial                       140,605    9,161   8.71%   125,259   8,858   9.42%
   Consumer                          83,317    5,556   8.92%    82,224   5,443   8.82%
                                   --------  -------          -------- -------
   Total loans                      509,095   32,896   8.64%   477,937  31,032   8.65%
                                   --------  -------          -------- -------
 Total earning assets               829,388   49,728   8.02%   818,304  49,767   8.10%
Other assets                         67,846  -------            49,889 -------
                                   --------                   --------
                                   $897,234                   $868,193
                                   ========                   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
 Demand                            $141,459    3,336   3.15%  $142,103   3,978   3.73%
 Savings                             56,274      835   1.98%    55,941     827   1.97%
 Time                               372,792   15,383   5.52%   358,538  15,228   5.66%
                                   --------  -------          -------- -------
 Total interest bearing deposits    570,525   19,554   4.58%   556,582  20,033   4.79%
Short-term borrowings                35,948    1,129   4.20%    67,509   3,070   6.06%
Long-term debt                      112,099    5,206   6.21%    84,712   3,960   6.23%
                                   --------  -------          -------- -------
                                    718,572   25,889   4.82%   708,803  27,063   5.09%
Non-interest bearing deposits        93,425  -------            87,054 -------
Other liabilities                     9,847                      9,616
Stockholders' equity                 75,390                     62,720
                                   --------                   --------
Total liabilities and stockholders'
 equity                            $897,234                   $868,193
                                   ========                   ========
Net interest income                          $23,839                   $22,704
                                             =======                   =======
Interest rate spread                                   3.20%                     3.02%
                                                       ======                   ======
Net interest margin                                    3.84%                     3.70%
                                                       ======                   ======


TABLE 3 - AVERAGE BALANCES, RATES, AND INTEREST INCOME AND EXPENSE
BOLI is included in the calculation of net interest margin
(Taxable equivalent basis)
                                             Three Months Ended September 30,
(Amounts in thousands)             --------------------------------------------------
                                             2001                       2000
                                   ------------------------   -----------------------
                                   Average            Yield/  Average           Yield/
                                   Balance   Interest  Rate   Balance  Interest  Rate
                                  --------   -------- ------- -------- -------- ------
ASSETS
Interest earning assets:
 Short-term investments            $ 15,008  $   129   3.41%  $  9,846 $   155   6.25%
 Mortgages held for sale              2,618       61   9.24%       177       7  15.69%
 Securities available for sale      285,111    4,924   6.85%   334,588   6,226   7.38%
 Bank owned life insurance           20,291      391   7.64%    15,891     315   7.87%
 Loans:
   Mortgage                         295,517    6,258   8.40%   270,521   5,674   8.32%
   Commercial                       141,298    2,871   8.06%   129,669   3,056   9.35%
   Consumer                          82,307    1,795   8.65%    84,538   1,899   8.91%
                                   --------  -------          -------- -------
   Total loans                      519,122   10,924   8.35%   484,728  10,629   8.70%
                                   --------  -------          -------- -------
 Total earning assets               842,150   16,429   7.74%   845,230  17,332   8.14%
Other assets                         53,627  -------            37,219 -------
                                   --------                   --------
                                   $895,777                   $882,449
                                   ========                   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
 Demand                            $163,082    1,236   3.01%  $133,294   1,259   3.75%
 Savings                             58,986      295   1.98%    54,241     269   1.97%
 Time                               336,807    4,152   4.89%   389,648   5,867   5.97%
                                   --------  -------          -------- -------
 Total interest bearing deposits    558,875    5,683   4.03%   577,183   7,395   5.08%
Short-term borrowings                29,897      207   2.75%    50,518     798   6.27%
Long-term debt                      121,000    1,844   6.05%    91,000   1,541   6.72%
                                   --------  -------          -------- -------
Total interest bearing liabilities  709,772    7,734   4.32%   718,701   9,734   5.37%
Non-interest bearing deposits        99,181  -------            88,163 -------
Other liabilities                    10,152                     11,173
Stockholders' equity                 76,672                     64,412
                                   --------                    -------
Total liabilities and stockholders'
 equity                            $895,777                   $882,449
                                   ========                   ========
Net interest income                          $ 8,695                   $ 7,598
                                             =======                   =======
Interest rate spread                                   3.42%                     2.77%
                                                      ======                    ======
Net interest margin                                    4.10%                     3.57%
                                                      ======                    ======



TABLE 3 - AVERAGE BALANCES, RATES, AND INTEREST INCOME AND EXPENSE (Continued)
BOLI is included in the calculation of net interest margin
(Taxable equivalent basis)
                                             Nine Months Ended September 30,
(Amounts in thousands)             --------------------------------------------------
                                             2001                       2000
                                   ------------------------   -----------------------
                                   Average            Yield/  Average           Yield/
                                   Balance   Interest  Rate   Balance  Interest  Rate
                                  --------   -------- ------- -------- -------- ------
ASSETS
Interest earning assets:
 Short-term investments            $ 10,755  $   329   4.09%  $  4,563 $   211   6.16%
 Mortgages held for sale              2,479      163   8.79%       187      20  14.25%
 Securities available for sale      307,059   16,339   7.11%   335,617  18,504   7.34%
 Bank owned life insurance           17,705    1,036   7.83%    15,697     926   7.86%
 Loans:
   Mortgage                         285,173   18,179   8.52%   270,454  16,731   8.24%
   Commercial                       140,605    9,161   8.71%   125,259   8,858   9.42%
   Consumer                          83,317    5,556   8.92%    82,224   5,443   8.82%
                                   --------  -------          -------- -------
   Total loans                      509,095   32,896   8.64%   477,937  31,032   8.65%
                                   --------  -------          -------- -------
 Total earning assets               847,093   50,764   8.01%   834,001  50,693   8.10%
Other assets                         50,141  -------            34,192 -------
                                   --------                   --------
                                   $897,234                   $868,193
                                   ========                   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
 Demand                            $141,459    3,336   3.15%  $142,103   3,978   3.73%
 Savings                             56,274      835   1.98%    55,941     827   1.97%
 Time                               372,792   15,383   5.52%   358,538  15,228   5.66%
                                   --------  -------          -------- -------
 Total interest bearing deposits    570,525   19,554   4.58%   556,582  20,033   4.79%
Short-term borrowings                35,948    1,129   4.20%    67,509   3,070   6.06%
Long-term debt                      112,099    5,206   6.21%    84,712   3,960   6.23%
                                   --------  -------          -------- -------
                                    718,572   25,889   4.82%   708,803  27,063   5.09%
Non-interest bearing deposits        93,425  -------            87,054 -------
Other liabilities                     9,847                      9,616
Stockholders' equity                 75,390                     62,720
                                   --------                   --------
Total liabilities and stockholders'
 equity                            $897,234                   $868,193
                                   ========                   ========
Net interest income                          $24,875                   $23,630
                                             =======                   =======
Interest rate spread                                   3.20%                     3.01%
                                                      ======                    ======
Net interest margin                                    3.93%                     3.77%
                                                      ======                    ======

PROVISION AND ALLOWANCE FOR LOAN LOSSES

  The provision for loan losses charged to earnings was $227,000 for the third quarter of 2001 compared with $377,000 for the third quarter of last year. The provision for the first nine months of 2001 was $1,047,000 compared with $1,121,000 in 2000. The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. The adequacy of the allowance will be examined in light of past loan loss experience, current economic conditions, volume of non-performing and delinquent loans and other relevant factors. The allowance is established at a level considered by management to be adequate to absorb potential future losses contained in the portfolio and is monitored on a continuous basis with independent formal reviews conducted semiannually. The allowance is increased by provisions charged to expense and decreased by net charge-offs. Table 3 reflects an analysis of the allowance for loan losses for the third quarter and first nine months of 2001 and 2000.



TABLE 4 - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                                           Three Months Ended     Nine Months Ended
(Amounts in thousands)                        September 30,         September 30,
                                           -------------------    ------------------
                                            2001        2000       2001        2000
                                          --------    --------   --------   --------
Balance, beginning of period               $6,711      $5,938     $5,973      $5,514
Provision charged to operating expense        227         377      1,047       1,121

Total loans charged off                      (115)     (1,190)      (454)     (1,603)
Total recoveries                               26          51        283         144
                                          -------     -------    -------     -------
Net charge-offs                               (89)     (1,143)      (171)     (1,463)
                                          -------     -------    -------     -------
Balance, end of period                     $6,849      $5,176     $6,849      $5,176
                                          =======     =======    =======     =======
Total loans:
  Average                                $520,560    $490,311   $511,940    $481,708
  Period-end                              528,858     494,385    528,858     494,385

Ratios:
  Net charge-offs to
    average loans (annualized)               0.07%       0.93%      0.04%       0.40%
  Allowance for loan losses to
    period-end loans                         1.30%       1.05%      1.30%       1.05%


NON-PERFORMING ASSETS

  Table 4 reflects PennRock's non-performing assets at September 30, 2001, December 31, 2000 and September 30, 2000. PennRock's policy is to discontinue the accrual of interest on loans for which the principal or interest is past due 90 days or more unless the loan is well secured and corrective action has begun or the loan is in the process of collection.
  When a loan is placed on non-accrual status, any unpaid interest is charged against income. Other real estate owned represents property acquired through foreclosure.



TABLE 4 - NON-PERFORMING ASSETS
                                     September 30, December 31, September 30,
(Amounts in thousands)                   2001          2000          2000
                                      ----------     ---------   -----------
Non-accrual loans                        $ 1,399        $3,675        $4,807
Loans accruing but 90 days past due
  as to principal or interest                669           569           778
                                      ----------     ---------    ----------
Total non-performing loans                 2,068         4,244         5,585
Other real estate owned                      139           188           156
                                       ---------     ---------     ---------
Total non-performing assets               $2,207        $4,432        $5,741
                                       =========     =========     =========
Ratios:
  Non-accrual loans to total loans          0.39%         0.85%         1.13%
  Non-accrual loans to total loans and
    other real estate owned                 0.42%         0.88%         1.16%
  Allowance for loan losses to
    non-performing loans                  331.19%       140.74%        92.68%



  Total non-performing loans decreased $3.5 million or 63.0% from September 30 last year and by $2.2 million or 51.3% from year end. The ratio of non-accrual loans to total loans decreased from 1.13% last year to .39% this year while the ratio of the allowance for loan losses to non-performing loans increased from 92.68% last year to 331.19% this year.

LIQUIDITY

  The purpose of liquidity management is to ensure that there are sufficient cash flows available to meet a variety of needs. These include financial commitments such as satisfying the credit needs of our borrowers and withdrawals by our depositors, the ability to capitalize on investment and business opportunities as they occur, and the funding of PennRock's own operations. Liquidity is provided by maturities and sales of investment securities, loan payments and maturities and liquidating money market investments such as federal funds sold. Liquidity is also provided by short-term lines of credit with various correspondents and fixed and variable rate advances from the Federal Home Loan Bank of Pittsburgh and other correspondent banks. However, PennRock's primary source of liquidity lies in PennRock's ability to renew, replace and expand its base of core deposits (consisting of demand, NOW, money market, savings and time deposits less than $100,000).

  Total deposits increased $25.0 million or 3.7% since last year and decreased by $39.9 million or 5.8% from last year. Core deposits, which exclude time deposits of $100,000 or more, decreased $275,000 from last year and by $6.1 million from year end. Total borrowed funds increased $7.2 million since year end and by $6.6 million from last year. Table 5 reflects the changes in the major classifications of deposits and borrowed funds by comparing the balances at the end of the third quarter of 2001 with year-end and the third quarter of 2000.


TABLE 5 - DEPOSITS AND BORROWED FUNDS BY MAJOR CLASSIFICATION
(Amounts in thousands)
                                 September 30, December 31,  September 30,
                                      2001         2000          2000
                                  -----------   -----------   -----------
Non-interest bearing                 $101,424     $ 94,001      $ 87,690
NOW accounts                           35,935       37,390        33,555
Money market deposit accounts         138,183       98,130        95,017
Savings accounts                       60,190       55,526        53,178
Time deposits under $100,000          284,086      340,868       350,653
                                    ---------    ---------     ---------
Total core deposits                   619,818      625,915       620,093
Time deposits of $100,000 or more      23,238       57,079        47,979
                                    ---------    ---------     ---------
Total deposits                        643,056      682,994       668,072
Short-term borrowings                  30,730       54,175        53,518
Long-term debt                        121,000       91,000        91,000
                                    ---------    ---------     ---------
Total deposits and borrowed funds    $794,786     $828,169      $812,590
                                    =========    =========     =========


CAPITAL RESOURCES

  Total stockholders' equity increased $11.5 million or 17.3% from September 30, 2000 and by $5.5 million or 7.5% since year end. Stockholders' equity is impacted by changes in the unrealized market gains and losses of the securities available for sale portfolio, net of deferred taxes and is shown on the consolidated balance sheets as a component of stockholders' equity as accumulated other comprehensive loss, net of tax. This portfolio had net unrealized losses in each period presented. The net unrealized loss declined by $4.3 million from September 30, 2000 but increased by $848,000 from year-end 2000. The net unrealized gains and losses of the securities available for sale portfolio are excluded from computations of regulatory ratios.

  Table 6 shows PennRock's capital resources as of September 30, 2001, December 31 and September 30, 2000. PennRock and its subsidiary bank exceed all minimum capital guidelines.



TABLE 6 - CAPITAL RESOURCES
                                      September 30, December 31, September 30,
                                           2001         2000          2000
                                      -------------  -----------  -------------
  Leverage ratio:
   Total capital to total
     average assets                         8.91%        8.86%         8.87%
   Tier 1 capital to total
     average assets                         8.13%        8.20%         8.29%
  Risk-based capital ratios:
   Tier 1 capital to risk weighted
     assets                                11.04%       11.52%        11.66%
   Total capital to risk weighted
     assets                                12.08%       12.45%        12.49%


                          PART II.  OTHER INFORMATION
                          ---------------------------
                    For the Quarter ended September 30, 2001

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

  Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

  Not applicable

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

      None

  (b) Reports on Form 8-K

      A current report on Form 8-K dated July 10, 2001 was filed with the Securities and Exchange Commission on or about July 12, 2001. The report was filed under Item 5 - "Other Events" and disclosed that on July 10, 2001 the Company had declared a 5% stock dividend to all shareholders of record on July 24, 2001 payable on August 10, 2001.

      There were no other reports on Form 8-K filed for the three months ended September 30, 2001.

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


Date: November 13, 2001       By:  /s/Melvin Pankuch
-----------------------       -----------------------------------------------
                                   Melvin Pankuch
                                   Executive Vice President and
                                   Chief Executive Officer

Date: November 13, 2001       By:  /s/George B. Crisp
------------------------      -----------------------------------------------
                                   George B. Crisp
                                   Vice President and Treasurer
                                   (Principal Financial and Accounting Officer)