Form 10-K405
period 2001-12-31
PENNROCK FINANCIAL SERVICES CORP
filed 2002-03-13
CIK 790988

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2001

                                      Or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to _______________

                        Commission file number 0-15040
                                               -------

                      PENNROCK FINANCIAL SERVICES CORP.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             PENNSYLVANIA                            23-2400021
----------------------------------       -------------------------------------
    (State or other jurisdiction         (IRS Employer Identification Number)
 of incorporation or organization)

          1060 Main Street
       Blue Ball, Pennsylvania                         17506
----------------------------------------    ----------------------------------
 (Address of principal executive offices)           (Zip code)

Registrant's telephone number, including area code (717) 354-4541
                                                   --------------

         Securities registered pursuant to Section 12(b) of the Act:
                                     None
                                    ------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of the shares of Common Stock of the Registrant held by non-affiliates of the Registrant as of February 14, 2002 was approximately $141.1 million.

As of February 14, 2002, there were 6,326,040 shares of Common Stock, Par Value $2.50 Per Share, outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:

The Registrant's definitive Proxy Statement to be used in connection with the Annual Stockholders Meeting to be held April 23, 2002, is incorporated by reference in partial response to Part III of this report.

                      PENNROCK FINANCIAL SERVICES CORP.


                              TABLE OF CONTENTS

                                                                                                   PAGE
                                                                                                   ----
PART I
   Item 1.  Business.................................................................................3
   Item 2.  Properties...............................................................................8
   Item 3.  Legal Proceedings........................................................................8
   Item 3A  Executive Officers of the Registrant.....................................................9
   Item 4.  Submission of Matters to a Vote of Security Holders......................................9
PART II
   Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters....................10
   Item 6.  Selected Financial Data..................................................................11
   Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations....12
   Item 7A. Quantitative and Qualitative Disclosures about Market Risk...............................26
   Item 8.  Financial Statements and Supplementary Data..............................................29
   Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures....53
PART III
   Item 10. Directors and Executive Officers of the Registrant.......................................54
   Item 11. Executive Compensation...................................................................54
   Item 12. Security Ownership of Certain Beneficial Owners and Management...........................54
   Item 13. Certain Relationships and Related Transactions...........................................54
PART IV
   Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................55

SIGNATURES...........................................................................................56


FORWARD LOOKING STATEMENTS

In our Annual Report, we may include certain forward looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we must inform you that a variety of factors could cause PennRock's actual results and experiences to differ materially from the anticipated results or other expectations expressed in these forward looking statements. Our ability to predict the results or the effect of future plans and strategies is inherently uncertain. The risks and uncertainties that may affect the operations, performance, development and results of PennRock's business include:

- Changes in market interest rates;

- Local and national economic trends and conditions;

- Competition for products and services among community, regional and national financial institutions;

- New services and product offerings by competitors;

- Changes in customer preferences;

- Changes in technology;

- Legislative and regulatory changes;

- Delinquency rates on loans;

- Changes in accounting principles, policies or guidelines;

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

PennRock is a financial holding company that operates through its subsidiaries to deliver financial and related services to its customers. PennRock's primary function is to direct the policies and coordinate the financial resources of its subsidiaries as well as provide various advisory services. PennRock primarily obtains the cash necessary to pay dividends to stockholders from the dividends paid to it by its subsidiaries.

PennRock is a registered bank holding company under the Bank Holding Company Act of 1956, as amended. It is also subject to regulation by the Federal Reserve Board and by the Pennsylvania Department of Banking.

BLUE BALL NATIONAL BANK

Blue Ball National Bank began operations in 1906. The Bank provides a full range of general commercial and retail banking services to its customers, including several types of checking and savings accounts, certificates of deposit, and commercial, consumer and mortgage loans through 17 full service community offices in Lancaster, Berks and Chester Counties in southeastern and south-central Pennsylvania. The Bank also provides personal and corporate trust and agency services to individuals, corporations and others, including trust investment accounts, investment advisory services, mutual funds, estate planning, and management and administration of pension and profit sharing plans.

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

THE NATIONAL ADVISORY GROUP, INC.

PennRock acquired The National Advisory Group, Inc. ("National") on March 19, 2001. National, established in 1984, is the parent company for four corporations: National Actuarial Consultants, Ltd. which provides consulting, actuarial and administrative services to retirement and employee benefit plans; National Financial Advisors, Inc. which offers investment, advisory and asset management services to retirement plan sponsors and participants, and serves as an investment advisor to the Dresher Family of Funds; NFA Brokerage Services, Inc. which is a mutual-funds-only broker dealer; and National Shareholder Services, Inc. which provides transfer agency services for the Dresher Family of Funds. The Dresher Family of Funds is an open-end diversified management investment company (mutual fund) which consists of two portfolios: The Dresher Comprehensive Growth Fund and The Dresher Classic Retirement Fund.

                      PENNROCK FINANCIAL SERVICES CORP.

EMPLOYEES

PennRock has no employees. At year-end 2001, the Bank and PIGI employed 262 full-time and 70 part-time employees and National employed 22 full-time and 3 part-time employees.

COMPETITION

Blue Ball National Bank originates most of its loans to, and accepts most of its deposits from, residents and businesses located in southeastern and south-central Pennsylvania, primarily Lancaster, Berks and Chester Counties. The financial services industry in the Bank's service area continues to be extremely competitive, both among commercial banks and other financial service providers such as consumer finance companies, thrifts, investment companies, mutual funds and credit unions. Mortgage banking firms, insurance companies, brokerage companies, financial affiliates of commercial companies, and government agencies also provide competition for loans and other financial services. Some of these competitors are considerably larger and have more resources than the Bank. However, the Bank has made a significant investment in technological resources that allows us to offer a wide variety of products and services and enables us to compete with any size financial institution.

Among the most important factors influencing the Bank's ability to compete successfully for new loans and deposits are interest rates, convenience of office locations, and quality of service. We have attempted to differentiate ourselves from other competitors by emphasizing the local and personalized nature of our services. In an effort to make our community offices more convenient to our existing and potential customers, the Bank has, on average, added one new office per year over the past ten years. We added two offices in 2001.

The National Advisory Group, Inc., located in Dresher, Montgomery County, Pennsylvania, through its subsidiaries, offers asset management and retirement plan administration services throughout southeastern Pennsylvania, New Jersey and Delaware. Numerous financial institutions, accounting and law firms, as well as other corporations offer similar services as those provided by National in the greater Philadelphia metropolitan area.

PennRock is not dependent upon a single customer or a small number of customers, the loss of which would have a materially adverse effect upon PennRock or its subsidiaries.

SUPERVISION AND REGULATION

GENERAL

PennRock is registered as a bank holding company and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System under the Bank Holding Act of 1956, as amended. PennRock has also made an effective election to be treated as a "financial holding company." Financial holding companies are bank holding companies that meet certain minimum capital and other standards and are therefore entitled to engage in financially related activities on an expedited basis; see further discussion below. As a financial holding company, PennRock's activities and those of its bank subsidiary are limited to the business of banking activities closely related or incidental to banking, and activities that have been determined by statute or the Federal Reserve Board to be financial in nature. Bank holding companies are required to file periodic reports with and are subject to examination by the Federal Reserve Board. The Federal Reserve Board has issued regulations under the Bank Holding Company Act that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve Board, pursuant to such regulations, may require PennRock to stand ready to use its resources to provide adequate capital funds to its bank subsidiary during periods of financial stress or adversity.

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

                      PENNROCK FINANCIAL SERVICES CORP.


related to banking as to be a proper incident thereto or, for financial holding companies, to be financial in nature or incidental thereto.

As a Pennsylvania bank holding company for purposes of the Pennsylvania Banking Code, PennRock is also subject to regulation and examination by the Pennsylvania Department of Banking.

The Bank is a national bank and a member of the Federal Reserve System, and its deposits are insured (up to applicable limits) by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is subject to regulation and examination by the Office of the Comptroller of the Currency, and to a much lesser extent, the Federal Reserve Board and the FDIC. The Bank is also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. The Community Reinvestment Act requires the Bank to help meet the credit needs of the entire community where the Bank operates, including low and moderate-income neighborhoods. The Bank's rating under the Community Reinvestment Act, assigned by the Comptroller of the Currency pursuant to an examination of the Bank, is important in determining whether the bank may receive approval for, or utilize certain streamlined procedures in applications to engage in new activities. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

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

In addition to the risk-based capital guidelines, the Federal Reserve Board requires a bank holding company to maintain a leverage ratio of a minimum level of Tier 1 capital (as determined under the risk-based capital guidelines) equal to 3% of average total consolidated assets for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a ratio of at least 1% to 2% above the stated minimum. The Bank is subject to almost identical capital requirements adopted by the Comptroller's Office.

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

                      PENNROCK FINANCIAL SERVICES CORP.



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

Under these policies and subject to the restrictions applicable to the Bank, the Bank could declare, during 2002, without prior regulatory approval, aggregate dividends of approximately $8.3 million, plus net profits earned to the date of such dividend declaration.

FDIC INSURANCE ASSESSMENTS

The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measures. Under the risk-related premium schedule, the FDIC assigns, on a semiannual basis, each depository institution to one of three capital groups (well-capitalized, adequately capitalized or undercapitalized) and further assigns such institution to one of three subgroups within a capital group. The institution's subgroup assignment is based upon the FDIC's judgment of the institution's strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to measuring the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10% or greater, a Tier 1 capital to risk-based assets ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater, are assigned to the well-capitalized group. As of December 31, 2001, the Bank was well capitalized for purposes of calculating insurance assessments.

The Bank Insurance Fund is presently fully funded at more than the minimum amount required by law. Accordingly, the 2002 Bank Insurance Fund assessment rates range from zero for those institutions with the least risk, to $0.027 for every $100 of insured deposits for institutions deemed to have the highest risk. The Bank is in the category of institutions that presently pay nothing for deposit insurance. The FDIC adjusts the rates every six months. The FDIC has indicated that it is possible that all banks will again be required to pay deposit insurance premiums in the future if the current trend of the size of the insurance funds relative to all insured deposits continues.

While the Bank presently pays no premiums for deposit insurance, it is subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. The FDIC sets the Financing Corporation assessment rate every quarter. The Financing Corporation assessment for the Bank (and all other banks and savings institutions) for the first quarter of 2002 is an annual rate of $.0182 for each $100 of deposits.

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

The new legislation creates a new category of bank holding company called a "financial holding company." In order to avail itself of the expanded financial activities permitted under the new law, a bank holding company must notify the Federal Reserve that it elects to be a financial holding company. A bank holding can make this election if it, and all its bank subsidiaries, are well capitalized, well managed, and have at least a satisfactory Community Reinvestment Act rating, each in accordance with the definitions prescribed by the Federal Reserve and the

                      PENNROCK FINANCIAL SERVICES CORP.



regulators of the subsidiary banks. Once a bank holding company makes such an election, and provided that the Federal Reserve does not object to such election by such bank holding company, the financial holding company may engage in financial activities (such as securities underwriting, insurance underwriting, and certain other activities that are financial in nature as to be determined by the Federal Reserve) by simply giving a notice to the Federal reserve within thirty days after beginning such business or acquiring a company engaged in such business. This makes the regulatory approval process to engage in financial activities much more streamlined than it was under prior law.

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

In October 2001, the President signed into law the USA PATRIOT Act. This Act was in direct response to the terrorist attacks on September 11, 2001, and strengthens the anti-money laundering provisions of the Bank Secrecy Act. Most of the new provisions added by the Act apply to accounts at or held by foreign banks, or accounts of or transactions with foreign entities. The Bank does not have a significant foreign business and does not expect this Act to materially affect its operations. The Act does, however, require the banking regulators to consider a bank's record of compliance under the Bank Secrecy Act in acting on any application filed by a bank. As the Bank is subject to the provisions of the Bank Secrecy Act (the reporting of cash transactions in excess of $10,000), the Bank's record of compliance in this area will be an additional factor in any applications filed by it in the future. To the Bank's knowledge, its record of compliance in this area is satisfactory.

Separately from the legislation discussed above, Congress is often considering some financial industry legislation. PennRock cannot predict how any new legislation, or new rules adopted by the federal banking agencies, may affect its business in the future.

FOREIGN OPERATIONS

PennRock does not depend on foreign sources for funds, nor does PennRock make foreign loans.

                      PENNROCK FINANCIAL SERVICES CORP.

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

The required Statistical Information for Item 1 can be found in Item 6, "Selected Financial Data," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data," of this Annual Report.

ITEM 2.  PROPERTIES

PENNROCK FINANCIAL SERVICES CORP.

PennRock's headquarters are located at the main office of Blue Ball National Bank located at 1060 Main Street, Blue Ball, Pennsylvania. PennRock owns no real estate.

BLUE BALL NATIONAL BANK

The principal executive office and main banking office is located in Blue Ball, Pennsylvania. An operations center, also located in Blue Ball, Pennsylvania, accommodates the Bank's data processing, accounting, human resource, and loan and deposit operations departments. These and 15 of the Bank's full service community offices are owned free and clear of any indebtedness. The land on which five of the branch offices are located is leased. The net book value of the Bank's premises and equipment as of December 31, 2001 is $14.4 million.

THE NATIONAL ADVISORY GROUP, INC.

National's offices are located in Dresher, Pennsylvania. All real estate is leased. The net book value of National's furniture and equipment is $72,000.

ITEM 3.  LEGAL PROCEEDINGS

Various legal actions or proceedings are pending involving PennRock or its subsidiaries. Management believes that the aggregate liability or loss, if any, will not be material.

                      PENNROCK FINANCIAL SERVICES CORP.

ITEM 3A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of all of the executive officers of PennRock as of February 14, 2002, are listed below, along with the positions with PennRock and Blue Ball National Bank held by each of them during the past five years. The Board of Directors elects officers annually.

                                                       POSITION AND EXPERIENCE
         NAME               AGE                          DURING PAST 5 YEARS
-----------------------    ------    ---------------------------------------------------
Norman Hahn                 65       PennRock Financial Services Corp.:
                                       Chairman of the Board (January 1991 to date)
                                     Blue Ball National Bank:
                                       Chairman of the Board (January 1991 to date)

Glenn H. Weaver             67       PennRock Financial Services Corp.:
                                        President (April 1989 to date)

Robert K. Weaver            53       PennRock Financial Services Corp.:
                                       Secretary (March 1986 to date)
                                     Blue Ball National Bank:
                                       Secretary (1977 to date)

Melvin Pankuch              62       PennRock Financial Services Corp.:
                                       Executive Vice President and Chief Executive Officer
                                       (April 1989 to date)
                                     Blue Ball National Bank:
                                       President and Chief Executive Officer (April 1988 to
                                       date)

George B. Crisp             54       PennRock Financial Services Corp.:
                                       Vice President and Treasurer (April 1989 to date)
                                     Blue Ball National Bank:
                                       Senior Vice President - Operations (July 1993 to date)
                                       Chief Financial Officer (July 1987 to date)

Joseph C. Spada             51       Blue Ball National Bank:
                                       Senior Vice President - Banking Sales/Service (July 1993
                                       to date)

Michael H. Peuler           51       Blue Ball National Bank:
                                       Senior Vice President - Financial Services (April 1995
                                       to date)
                                       Vice President - Financial Services (June
                                       1993 to April 1995)
                                     The National Advisory Group, Inc.
                                       President and Chief Executive Officer (March 2001 to
                                       date)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the 4th quarter of 2001.

                      PENNROCK FINANCIAL SERVICES CORP.


                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PennRock's common stock trades on the Nasdaq National Market. The price of PennRock's stock ranged from $12.98 to $22.25 in 2001 and closed the year at $22.24. The price ranged from $12.86 to $16.67 in 2000 and closed the year at $13.34. The book value per share was $12.43 as of December 31, 2001 and $11.65 as of December 31, 2000. All per share data have been restated for the 5% stock dividend declared in 2001. The prices listed below represent the high, low and quarter ending prices for stock trades reported during each quarter.

                                                          Quarter     Per Share
                                High          Low           End       Dividend
                              ----------   ----------    ----------   ----------
2001
FIRST QUARTER                    $15.24      $12.98        $14.52        $0.18
SECOND QUARTER                    19.52       14.29         19.29         0.18
THIRD QUARTER                     23.00       17.90         22.19         0.19
FOURTH QUARTER                    22.25       20.31         22.24         0.21

2000
First quarter                    $16.67      $15.00        $15.71        $0.16
Second quarter                    15.50       13.57         14.17         0.16
Third quarter                     15.71       14.52         14.52         0.16
Fourth quarter                    14.76       12.86         13.34         0.18

PennRock maintains a Dividend Reinvestment Plan for eligible shareholders who elect to participate in the Plan. A copy of the Prospectus for this Plan may be obtained by writing to:

      Glenn H. Weaver, President
      PennRock Financial Services Corp.
      P.O. Box 580
      Blue Ball, PA  17506

                      PENNROCK FINANCIAL SERVICES CORP.


ITEM 6.  SELECTED FINANCIAL DATA

In thousands, except per share data

                                   2001         2000          1999         1998          1997
                                 ----------   ----------    ----------   ----------    ----------
FOR THE YEAR:
Interest income                  $  62,274    $  64,234     $ 54,783     $  50,643     $ 45,618
Interest expense                    32,366       37,073       28,137        25,458       21,878
Net interest income                 29,908       27,161       26,646        25,185       23,740
Provision for loan losses            1,548        3,076        1,026         1,225          258
Non-interest income                 11,030        7,315        6,159         5,087        5,105
Non-interest expense                25,282       20,280       18,566        17,451       16,665
Income from continuing
  operations, net of tax            12,067        9,546       10,710         9,615        9,315
Loss from discontinued
  operations, net of tax                                                                 (1,555)
Net income                          12,067        9,546       10,710         9,615        7,760
Per share:
  Income from continuing
   operations, net of tax             1.92         1.52         1.71          1.51         1.47
  Loss from discontinued
   operations, net of tax                                                                  (.25)
  Net income                          1.92         1.52         1.71          1.51         1.22
Cash dividends                        0.76         0.66         0.59          0.57         0.47
Book value as of year-end            12.43        11.65         9.50         10.61         9.62
Market value as of year-end          22.24        13.34        16.67         22.86        18.34

AS OF YEAR-END:
Securities                        $303,334     $323,556     $309,462      $273,722     $224,408
Loans                              558,369      501,140      461,179       407,930      382,647
Earning assets                     861,648      845,616      767,828       683,813      604,898
Total assets                       948,938      910,950      842,446       730,531      649,089
Total deposits                     663,694      682,994      631,415       550,046      492,795
Short-term borrowings               76,754       54,175       53,207        13,780       12,832
Long-term debt                     121,000       91,000       90,000        90,700       77,000
Stockholders' equity                78,404       72,598       59,233        66,911       61,267
Full-time equivalent employees         321          276          271           255          238
Number of shares outstanding     6,306,876    6,233,285    6,237,997     6,307,187    6,369,993

SELECTED RATIOS:
Return on average assets:
  From continuing operations        1.34%        1.09%          1.37%        1.39%        1.54%
  From net income                   1.34         1.09           1.37         1.39         1.28
Return on average equity:
  From continuing operations       15.80        14.93          16.39        14.86        16.47
  From net income                  15.80        14.93          16.39        14.86        13.72
Efficiency ratio                   59.28        55.90          54.03        53.74        56.59
Net interest margin (tax
  equivalent)                       3.95         3.71           4.02         4.36         4.48
Total capital to average assets     9.21         8.86           9.01         9.96        10.46
Total capital to risk-weighted
  assets                           11.71        12.42          12.80        14.77        14.22
Price to earnings                  11.58         8.78           9.81        15.14        15.03
Market to book value                1.79         1.15           1.75         2.15         1.91
Allowance for loan losses to
  loans                             1.30         1.19           1.20         1.20         1.11
Non-performing loans to loans       0.21         0.85           0.43         0.33         0.56
Dividend payout ratio              39.70        43.66          34.52        37.70        38.29

                      PENNROCK FINANCIAL SERVICES CORP.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section presents management's discussion and analysis of the financial condition and results of operations of PennRock Financial Services Corp., a bank holding company ("PennRock"), its subsidiaries, The National Advisory Group, Inc. ("National") and Blue Ball National Bank ("the Bank"), and the Bank's subsidiary, PennRock Insurance Group, Inc. ("PIGI"). This discussion and analysis should be read in conjunction with the financial statements and other financial data presented elsewhere in this Annual Report. The following discussion is intended to focus on certain financial data that might not otherwise be readily apparent.

OVERVIEW

PennRock Financial Services Corp. recorded net income of $12.1 million or $1.92 per share in 2001, an increase of $2.5 million or 26.4% from net income of $9.5 million or $1.52 per share recorded in 2000. Net income was $10.7 million or $1.71 per share in 1999. Return on average assets was 1.34% in 2001, 1.09% in 2000 and 1.37% in 1999. Return on average equity was 15.80% in 2001, 14.93% in 2000 and 16.39% in 1999.

Average earning assets increased $16.5 million or 2.0% during 2001, while average interest bearing liabilities grew $2.5 million or 0.4%. The average yield on earning assets decreased from 8.29% in 2000 to 7.86% in 2001, while the average yield on paying liabilities decreased from 5.19% in 2000 to 4.52% in 2001. PennRock's net interest income on a fully taxable equivalent basis increased $2.5 million or 8.5% during 2001 and $816,000 or 2.8% in 2000. The net interest margin was 4.02% in 1999, 3.71% in 2000 and 3.95% in 2001.

The provision for loan losses decreased from $3.1 million in 2000 to $1.5 million in 2001. The provision for loan losses was $1.0 million in 1999.

Non-interest income from sources other than realized securities gains increased $3.7 million or 64.6% in 2001 compared with an increase of $1.1 million or 24.8% in 2000 and an increase of $765,000 or 19.8% in 1999. In 2001, gross fees totaling $2.0 million were earned from investment management and benefit plan administration services provided by National, acquired by PennRock on March 19, 2001. Service charges on deposit accounts increased $806,000 in 2001. The increase in cash surrender value of Bank Owned Life Insurance ("BOLI") totaled $1.0 million in 2001, $821,000 in 2000 and $451,000 in 1999 is included in other non-interest income.

Non-interest expenses increased $5.0 million or 24.7% in 2001 of which $1.5 million is attributable to National. Non-interest expenses increased $1.7 million or 9.2% in 2000 and $1.1 million or 6.4% in 1999.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is the amount by which interest income on loans, investments and other earning assets exceeds interest paid on deposits and other interest bearing liabilities. Net interest income is the primary source of revenue for PennRock. The amount of net interest income is affected by changes in interest rates and the balances of the various types of earning assets and interest bearing liabilities. For comparative purposes, and throughout this discussion unless otherwise noted, net interest income and corresponding yields are shown on a taxable equivalent basis. This adjustment will give effect to the interest earned on tax-exempt loans and investments by an amount equivalent to the federal income taxes, which would have been paid if the income received on these assets were taxable at the statutory rate of 34% for 2001, 2000, and 1999.

Net interest income is the product of the volume of average earning assets and the average rates earned on them, less the volume of average interest bearing liabilities and the average rates paid on them. Table 1 presents average balances, taxable equivalent interest income and expense and rates for PennRock's assets and liabilities.

                      PENNROCK FINANCIAL SERVICES CORP.


TABLE 1 - AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE SUMMARY (Taxable equivalent basis)

In thousands                       2001                     2000                     1999
                          --------------------------- --------------------------- -----------------------------
                          AVERAGE             AVERAGE   AVERAGE           AVERAGE    AVERAGE            AVERAGE
                          BALANCE    INTEREST  RATE     BALANCE  INTEREST   RATE     BALANCE   INTEREST  RATE
                          --------   -------- ------- ---------  -------- ------- -----------  -------  -------
ASSETS

Short-term investments    $  8,978   $  374    4.17%   $  7,407   $  479    6.47%   $  4,250   $  197    4.64%
Mortgages held for sale      2,347      212    9.03         274       27    9.85       2,797      202    7.22
Securities available
for sale:
  U.S. Treasury and
  agency                    91,930    6,168    6.71     132,638    9,448    7.12     124,060    8,253    6.65
  State and municipal       71,731    5,703    7.95      97,988    8,686    8.86      93,147    7,587    8.15
  Other                    135,367    8,610    6.36      90,421    6,372    7.05      75,201    4,644    6.18
                          ---------  -------           ---------  -------           ---------  -------
  Total securities
  available for sale       299,028   20,481    6.85     321,047   24,506    7.63     292,408   20,484    7.01
Loans: (1)
  Mortgage                 292,324   24,780    8.48     271,585   22,567    8.31     247,909   20,780    8.38
  Commercial               141,685   11,873    8.38     127,203   12,169    9.57     104,876    9,203    8.78
  Consumer (2)              82,816    7,281    8.79      83,135    7,417    8.92      76,274    6,547    8.58
                          ---------  -------           ---------  -------           ---------  -------
  Total loans              516,825   43,934    8.50     481,923   42,153    8.75     429,059   36,530    8.51
                          ---------  -------           ---------  -------           ---------  -------

Total earning assets       827,178   65,001    7.86     810,651   67,165    8.29     728,514   57,413    7.88
                                     -------                      -------                      -------

Other assets                70,514                       65,350                       51,122
                          ---------                    ---------                    ---------

Total assets              $897,692             7.24%   $876,001             7.67%   $779,636             7.36%
                          =========          =======   =========          =======   =========          =======

LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest bearing deposits:
  Demand                  $149,441    4,582    3.07%   $139,570    5,207    3.73%   $142,980    5,113    3.58%
  Savings                   57,548    1,064    1.85      55,457    1,095    1.97      58,412    1,198    2.05
  Time                     357,190   18,366    5.14     368,803   21,379    5.80     299,533   15,155    5.06
                          --------  --------           --------  --------           --------  --------
  Total interest bearing
    deposits               564,179   24,012    4.26     563,830   27,681    4.91     500,925   21,466    4.29
Short-term borrowings       38,094    1,304    3.42      63,975    3,891    6.08      31,059    1,511    4.86
Long-term debt             114,342    7,050    6.17      86,292    5,501    6.37      90,228    5,160    5.72
                          --------  --------           --------  --------           --------  --------
Total interest bearing
liabilities                716,615   32,366    4.52     714,097   37,073    5.19     622,212   28,137    4.52
                                    --------                     --------                      -------

Non-interest bearing
  demand deposits           94,990                       87,786                       83,382
Other liabilities            9,692                       10,162                        8,706
Stockholders' equity        76,395                       63,956                       65,336
                          ---------                    ---------                    ---------
Total liabilities and
  stockholders' equity    $897,692            3.61%    $876,001            4.23%    $779,636             3.61%
                          =========         =======   =========           =======   =========           =======

Net interest income                  $32,635                    $30,092                       $29,276
                                     =======                    =======                       =======

Interest rate spread                         3.34%                         3.10%                         3.36%
Effect of non-interest
  bearing funds                              0.61                          0.61                          0.66
                                           -------                       -------                       -------

Net interest margin                          3.95%                         3.71%                         4.02%
                                           =======                       =======                       =======

(1) Interest income on loans includes fees of $1,598,000 in 2001, $775,000 in 2000 and $1,039,000 in 1999. Average loan balances exclude non-accrual loans.

(2) Consumer loans outstanding net of unearned income.

                      PENNROCK FINANCIAL SERVICES CORP.


Table 2 presents the net interest income on a fully taxable equivalent basis for the years ended December 31, 2001, 2000 and 1999.

TABLE 2 - NET INTEREST INCOME

In thousands                                2001        2000         1999
                                           --------    ---------    --------
Total interest income                       $62,274     $64,234      $54,783
Total interest expense                       32,366      37,073       28,137
                                           --------    ---------    --------
Net interest income                          29,908      27,161       26,646
Tax equivalent adjustment                     2,727       2,931        2,630
                                           --------    ---------    --------
Net interest income (fully taxable
equivalent)                                 $32,635     $30,092      $29,276
                                           ========    =========    ========

Net interest income on a fully taxable equivalent basis was $32.6 million in 2001, an increase of $2.5 million or 8.5% from the $30.1 million earned in 2000. Taxable equivalent net interest income in 2000 increased $815,000 or 2.8% from $29.3 million in 1999.

Changes in interest rates as well as changes in average balances (or volumes) of earning assets and paying liabilities have an impact on the amount of net interest income earned and the net interest margins realized by PennRock from year-to-year. By isolating the effect that changes in rates have on net interest income from the effect of changes in volume, we can analyze the degree that each influences the change in net interest income and net interest margins. Table 3 analyzes the changes in the volume and rate components of net interest income. During 2001, net interest income increased $1.7 million due to changes in volume and increased $815,000 due to changes in interest rates. In 2000, net interest income increased $1.8 million due to changes in volume and decreased by $958,000 due to changes in interest rates.

TABLE 3 - VOLUME AND RATE ANALYSIS OF CHANGES IN INTEREST INCOME
(Taxable equivalent basis)

In thousands                                        Year Ended December 31,
                                -----------------------------------------------------------------
                                        2001 OVER 2000                   2000 over 1999
                                --------------------------------  -------------------------------
                                   CHANGE DUE TO       TOTAL        Change due to        Total
                                ---------------------             --------------------
                                 VOLUME      RATE      CHANGE     Volume      Rate      Change
                                ----------  --------- ----------  ---------  --------- ----------
Interest earned on:
  Short-term investments         $    102   ($   207)  ($   105)  $   146     $   136    $   282
  Mortgages held for sale             204        (19)       185      (182)          7       (175)
  Securities                       (1,681)    (2,344)    (4,025)    2,006       2,015      4,021
  Loans                             3,053     (1,272)     1,781     4,501       1,122      5,623
                                ----------  --------- ----------  ---------  --------- ----------
  Total interest income             1,678     (3,842)    (2,164)    6,471       3,280      9,751
                                ----------  --------- ----------  ---------  --------- ----------

Interest paid on:
  Interest bearing demand
  deposits                            368       (993)      (625)     (122)        216         94
  Savings deposits                     41        (72)       (31)      (61)        (42)      (103)
  Time deposits                      (673)    (2,340)    (3,013)    3,505       2,719      6,224
  Short-term borrowings            (1,574)    (1,013)    (2,587)    1,601         779      2,380
  Long-term debt                    1,788       (239)     1,549      (225)        566        341
                                ----------  --------- ----------  ---------  --------- ----------
  Total interest expense              (50)    (4,657)    (4,707)    4,698       4,238      8,936
                                ----------  --------- ----------  ---------  --------- ----------
Net interest income                $1,728    $   815    $ 2,543    $1,773     ($  958)    $  815
                                ==========  ========= ==========  =========  ========= ==========

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

                      PENNROCK FINANCIAL SERVICES CORP.


TABLE 4 - INTEREST RATE SPREAD AND NET INTEREST MARGIN ON EARNING ASSETS (Taxable equivalent basis)

In thousands
                                 2001                     2000                     1999
                          ---------------------    ---------------------    ---------------------
                          AVERAGE                  Average                  Average
                          BALANCES      RATE       Balances      Rate       Balances      Rate
                          ---------    --------    ----------   --------    ----------    -------
Earning assets             $827,178      7.86%      $810,651      8.29%      $728,514       7.88%
                          =========                ==========               ==========
Interest bearing                                                                                %
liabilities                $716,615      4.52%      $714,097      5.19%      $622,212       4.52
                                       --------                 --------                  -------
Interest rate spread                     3.34%                    3.10%                     3.36%
Interest free sources
 used to fund earning
 assets                     110,563      0.61%        96,554      0.61%       106,302       0.66%
                          ---------    --------    ----------   --------    ----------    -------
Total sources of funds     $827,178                 $810,651                 $728,514
                          =========                ==========               ==========
Net interest margin                       3.95%                    3.71%                     4.02%
                                       ========                 ========                  =======

Both the interest rate spread and the net interest margin grew by 24 percentage points in 2001. The yield on earning assets declined by 43 percentage points but this was more than offset by a 67 percentage point decrease in the cost of funds, exactly reversing the increase in the cost of funds experienced in 2000. The prime rate was cut in half during 2001, from 9.5% to 4.75% by the end of the year as the Federal Reserve lowered rates on 11 different occasions. The decline in market rates had a greater impact on the yield of securities available for sale which declined 78 percentage points, while loan yields dropped only 25 percentage points, benefiting from an increase in loan fees of $823,000 over loan fees earned in 2000. Interest bearing deposit costs decreased 65 percentage points as both interest bearing demand deposit and time deposit rates dropped by 66 percentage points during the year. Short-term borrowings costs decreased 266 percentage points and the rates paid on long-term debt dropped 20 percentage points in 2001.

Interest rate spreads decreased 26 percentage points in 2000 while the net interest margin declined 31 percentage points. The yield on earning assets increased 41 percentage points but this was more than offset by a 67 percentage point increase in the cost of funds. Although the prime rate increased 100 percentage points in 2000, loan yields increased only 24 percentage points due to continued intense competition for loans in our market area. Fees on loans decreased $264,000 in 2000 from 1999. The yield on securities available for sale increased 62 percentage points due in part to the increase in yield of adjustable rate securities purchased in 1999 and to the purchase of higher yielding municipal bonds during 2000. Interest bearing deposit costs increased 62 percentage points as the result of various time deposit promotions held during the year in an effort to attract new deposits. A majority of these new deposits mature within the first two months of 2001 and should renew or be replaced by other funds at lower rates. Short-term borrowings costs increased 122 percentage points in 2000.

PROVISION FOR LOAN LOSSES

The amount of provision for loan losses that was charged against earnings was $1.5 million in 2001 compared with $3.1 million in 2000 and $1.0 million in 1999. The amount of the provision is based, among other factors, on the amount of realized net credit losses. Net credit losses totaled $259,000 in 2001, $2.6 million in 2000 and $409,000 in 1999. We review the adequacy of the allowance in light of past loan loss experience, current economic conditions, size and characteristics of the loan portfolio, volume of non-performing and delinquent loans and other relevant information.

The ratio of net charge-offs to average loans increased from 0.10% in 1999 to 0.54% in 2000 and decreased to 0.05% in 2001. Net charge-offs in 2001 totaled 3.57% of the allowance for loan losses compared with 43.81% in 2000 and 7.42% in 1999. Non-performing loans (loans on which we have stopped accruing interest and loans 90 days or more past due which we continue to accrue interest) decreased from $4.2 million at the end of 2000 to $1.2 million at the end of 2001. Non-performing loans represented 0.21% of total loans as of December 31, 2001 and 0.85% at the end of 2000.

                      PENNROCK FINANCIAL SERVICES CORP.

NON-INTEREST INCOME

Total non-interest income increased $3.7 million or 50.8% in 2001 and by $1.2 million or 18.8% in 2000. Excluding net security gains, non-interest income increased $3.7 million or 64.6% in 2001 compared with a $1.1 million or 24.8% increase in 2000. Table 5 indicates changes in the major categories of non-interest income.

TABLE 5 - NON-INTEREST INCOME

In thousands                            2001/2000                          2000/1999
                             ---------------------------------  ----------------------------------
                                           INCREASE                      Increase
                                          (DECREASE)                    (Decrease)
                                       ------------------             -----------------
                              2001     AMOUNT      %       2000      Amount      %       1999
                             --------- ------------------ ---------  --------  -------  ---------
Service charges on deposit
  accounts                     $2,544   $  806     46.4%     $1,738    $  131     8.2%     $1,607
Other service charges and
  fees                            286        4      1.4         282        31    12.4         251
Fiduciary activities            1,492       90      6.4       1,402       201    16.7       1,201
Investment management and
  benefit plan administration   1,990    1,990
Net realized gains on sales
  of available for sale
  securities                    1,537      (10)    (0.6)      1,547        10     0.7       1,537
Mortgage banking                  500      191     61.8         309        50    19.3         259
Increase in cash surrender
  value of bank owned life
  insurance                     1,015      233     29.8         821       347    79.8         451
Other                           1,666      411     32.7       1,216       386    44.4         853
                             --------- ---------           ---------  --------           ---------

Total                         $11,030   $3,715     50.8%     $7,315    $1,156    18.8%     $6,159
                             ========= ========= ========  =========  ========  =======  =========

Service charges on deposit accounts increased $806,000 in 2001 compared with an increase of $131,000 in 2000. The increase in fees reflects not only the growth of the number of deposit accounts but also the introduction of several new deposit products and services during 2000 and 2001.

Net security gains totaled $1.5 million in 2001, 2000 and 1999. Securities gains and losses in all three years were attributable to sales of PennRock's equity portfolio and to the sale of other securities for the purpose of adding liquidity, to control interest rate risk and reflect the Bank's active management of the available for sale security portfolio. We continuously monitor PennRock's interest rate sensitivity position and periodically restructure the security portfolio as conditions warrant such as expected changes in liquidity or projected movements in future interest rates. PennRock and the Bank both maintain and actively manage a portfolio of equity securities. Net equity gains totaled $223,000 in 2001, $852,000 in 2000 and $505,000 in 1999.

Fiduciary fees increased $90,000 or 6.4% in 2001 and by $201,000 or 16.7% in 2000. The market value of assets under trust management were $279 million at the end of 2001, an increase of $8 million or 3.0% over assets of $271 million at the end of 2000. Trust assets increased $10 million or 3.8% in 2000.

Investment management and benefit plan administration income earned in 2001 represents fees earned by National since their acquisition by PennRock on March 19, 2001. National had $116 million in assets under management at the end of 2001.

In May 1999, the Bank purchased $15 million of Bank Owned Life Insurance ("BOLI"). In August 2001, the Bank purchased an additional $8 million of BOLI. The income from BOLI represents the increase in the cash surrender value of BOLI and is intended to partially cover the costs of the Bank's employee benefit plans including group life, disability and health insurance. Income from BOLI totaled $1.0 million in 2001, $821,000 in 2000 and $451,000 in 1999.

All other non-interest income increased $606,000 or 32.8% in 2001 and by $467,000 or 33.9% in 2000.

                      PENNROCK FINANCIAL SERVICES CORP.

NON-INTEREST EXPENSE

Total non-interest expense for 2001 increased $5.0 million or 24.7% compared with a $1.7 million or 9.2% increase in 2000. Most of this increase is attributable to increases in salaries and employee benefits which grew $3.1 million or 26.0% in 2001 and $950,000 or 8.5% in 2000. Total full-time equivalent employees increased from 271 at year-end 1999 to 276 at the end of 2000 and to 321 in 2001. The Bank opened two new community offices in 2001 and the acquisition of National added another 24 full-time equivalent employees. The ratio of average assets (in millions) per employee was $2.88 in 1999, $3.17 in 2000 and $2.80 in 2001. The average salary expense per employee was $31,000 in 1999, $34,000 in 2000 and $36,000 in 2001.

Expenses related to occupancy, real estate depreciation and building maintenance increased $181,000 or 13.0% in 2001 and by $102,000 or 7.9% in 2000. Expenses relating to equipment, depreciation and service increased by $107,000 in 2001 and by $44,000 in 2000.

Other non-interest expenses increased $1.0 million or 25.7% in 2001 and by $359,000 or 9.7% in 2000. Table 6 summarizes the changes in the major categories of non-interest expense.

TABLE 6 - NON-INTEREST EXPENSE

In thousands                            2001/2000                         2000/1999
                             --------------------------------- ---------------------------------
                                           INCREASE                     Increase
                                          (DECREASE)                   (Decrease)
                                       ------------------           ------------------
                              2001     AMOUNT      %       2000     Amount      %        1999
                             --------- --------- -------- --------- --------- --------  --------
Salaries and employee        $15,218    $3,138    26.0%   $12,080      $950     8.5%    $11,130
  benefits
Occupancy, net                 1,570       181    13.0      1,389       102     7.9       1,287
Equipment, depreciation and
  service                      1,359       107     8.5      1,252        44     3.6       1,208
Advertising and marketing        955       261    37.6        694       221    46.7         473
Computer program
  amortization
  and maintenance              1,076       272    33.8        804        38     5.0         766
Other                          5,104     1,043    25.7      4,061       359     9.7       3,702
                             --------- ---------          --------- ---------           --------
Total                        $25,282    $5,002    24.7%   $20,280    $1,714     9.2%    $18,566
                             ========= ========= ======== ========= ========= ========  ========

PROVISION FOR INCOME TAXES

Income tax expense totaled $2.0 million in 2001, $1.6 million in 2000 and $2.5 million in 1999. The statutory federal tax rate was 34% each year. PennRock's effective tax rate was 14.5% in 2001 compared to 14.2% in 2000 and 18.9% in 1999. The primary reason for the change in the effective tax rate is due to the change in tax-exempt income and to the amount of tax credits available from low-income housing and rehabilitation projects in which the Bank becomes involved. For a more comprehensive analysis of income tax expense, refer to
Note 11 of the Notes to Consolidated Financial Statements.

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

                      PENNROCK FINANCIAL SERVICES CORP.


FINANCIAL CONDITION

SOURCES AND USES OF FUNDS

Table 7 examines PennRock's financial condition in terms of its sources and uses of funds. Average funding uses increased $16.5 million or 2.0% in 2001 compared with an increase of $82.1 million or 11.3% in 2000.

TABLE 7 - SOURCES AND USES OF FUNDS

In thousands                       2001                             2000                  1999
                       ------------------------------- -------------------------------- ----------
                                       INCREASE                         INCREASE
                                      (DECREASE)                       (DECREASE)
                       AVERAGE    -------------------- AVERAGE     -------------------- AVERAGE
                       BALANCE    AMOUNT        %      BALANCE      AMOUNT       %      BALANCE
                       ---------  ---------  --------- ----------  ---------- --------- ----------
Funding uses:
  Short-term
    investments        $   8,978  $  1,571      21.2%   $  7,407   $  3,157      74.3%  $   4,250
  Mortgages held for
    sale                   2,347     2,073     756.6         274     (2,523)    (90.2)      2,797
  Securities available
    for sale             299,028   (22,019)     (6.9)    321,047     28,639       9.8     292,408
  Loans                  516,825    34,902       7.2     481,923     52,864      12.3     429,059
                       ---------  ---------            ----------  ----------           ----------

  Total uses            $827,178   $16,527       2.0%   $810,651    $82,137      11.3%   $728,514
                       =========  =========  ========= ==========  ========== ========= ==========

Funding sources:
  Interest-bearing
    demand deposits     $149,441  $  9,871       7.1%   $139,570   ($  3,410)    (2.4%)  $142,980
  Savings deposits        57,548     2,091       3.8      55,457     (2,955)     (5.1)     58,412
  Time deposits          357,190   (11,613)     (3.1)    368,803     69,270      23.1     299,533
  Short-term
    borrowings            38,094   (25,881)    (40.5)     63,975     32,916     106.0      31,059
  Long-term debt         114,342    28,050      32.5      86,292     (3,936)     (4.4)     90,228
  Non-interest bearing
    funds, net           110,563    14,009      14.5      96,554     (9,748)     (9.2)    106,302
                       ---------  ---------            ----------  ----------           ----------

  Total sources         $827,178   $16,527       2.0%   $810,651    $82,137      11.3%   $728,514
                       =========  =========  ========= ==========  ========== ========= ==========

SECURITIES AND SHORT-TERM INVESTMENTS

Table 8 indicates the composition and maturity of the securities available for sale ("AFS") portfolio as of December 31, 2001. Included in the portfolio are callable agencies, state and municipal securities, mortgage-backed securities (including adjustable rate mortgage-backed securities) and CMOs that may be called, prepaid or reprice before final maturity. For mortgage-backed securities, maturity is based on average lives rather than contractual maturity. The weighted average duration of the portfolio declined from 5.2 years at the end of 2000 to 3.6 years at the end of 2001. Duration is weighted-average present value of future cash flows from a financial instrument. Investment managers use it as an indication of the potential price volatility of a financial instrument for a change in market interest rates. The higher the duration, the more the market value of a portfolio would be expected to fluctuate as interest rates change.

                      PENNROCK FINANCIAL SERVICES CORP.

TABLE 8 - ANALYSIS OF SECURITIES AVAILABLE FOR SALE

In thousands
                              Within                                                   Taxable
                               One       1-5      6-10    Over 10                     Equivalent
                               Year     Years    Years     Years   Equities  Total      Yield
                              -------- ------------------ -------- ------------------ ----------
U.S. Treasury and agency       $         $       $ 3,986   $ 13,096  $       $17,082     6.48%
States and political
  subdivisions                                               45,448            45,448     8.48%
Mortgage backed securities         172    37,534   2,027                       39,733     6.14%
Collateralized mortgage
  obligations                    5,616    75,794   3,727                       85,137     5.61%
Corporate obligations                                        65,600            65,600     3.38%
Equity securities                                                     58,160   58,160     6.40%
                              -------- ------------------ --------- ------------------
Total (amortized cost)          $5,788  $113,328  $9,740   $124,144  $58,160 $311,160     5.82%
                              ======== ================== ========= ==================

Total fair value                $5,783  $113,385  $9,844   $117,416  $56,160 $303,334
Taxable equivalent yield         4.95%     5.79%   5.86%     4.83%     6.40%    5.82%

Percent of portfolio             1.87%    36.42%   3.13%    39.89%    18.69%

Average maturity              13.1 YEARS

Measured on an amortized cost basis, securities decreased $16.3 million or 5.2% in 2001 and increased $1.9 million or 0.6% during 2000. As of December 31, 2001, securities available for sale at fair value totaled $303.3 million compared with $323.6 million at the end of 2000. During 2001, PennRock sold $200.3 million and purchased $269.0 million in available for sale securities. During 2000, PennRock sold $90.4 million in securities and purchased $100.9 million. In addition, $87.6 million in 2001 and $11.1 million in 2000 was received from securities that matured or were called and from principal repayments of mortgage-backed securities.

As of December 31, 2001, the AFS portfolio had a net unrealized loss of $7.8 million consisting of gross unrealized gains of $2.1 million and gross unrealized losses of $9.9 million. As of December 31, 2000, the AFS portfolio had a net unrealized loss of $3.9 million consisting of gross unrealized gains of $2.4 million and gross unrealized losses of $6.3 million.

As of December 31, 2001, PennRock had $124.9 million invested in mortgage-backed pass-through securities and CMOs compared with $33.1 million as of December 31, 2000. A mortgage-backed pass-through security depends on an underlying pool of mortgage loans to provide a cash flow pass-through of principal and interest. PennRock had $39.7 million in mortgage-backed pass-through securities as of December 31, 2001 of which $172,000 were adjustable rate and $39.6 million were fixed rate securities. A CMO is a mortgage-backed security that is comprised of classes of bonds created by prioritizing the cash flows from the underlying mortgage pool in order to meet different objectives of investors. PennRock had $85.1 million in CMO securities at the end of 2001 all of which were fixed rate. None of the CMOs in the portfolio was considered "high risk CMOs" as defined by banking regulations.

The decline in the duration of the portfolio and the increased investment in mortgage-backed securities indicate efforts by management to structure the portfolio for a higher interest rate environment. The shorter duration should make the market value of the portfolio less volatile and thereby limit the expected market value depreciation should interest rates rise. The increased investment in mortgage-backed securities is intended to generate more cash flow from the portfolio to utilize should interest rates rise.

During 2001 and 2000, there were no investments in securities of any single, non-federal issues in excess of 10% of stockholders' equity.

                      PENNROCK FINANCIAL SERVICES CORP.


LOANS

Table 9 presents loans outstanding, by type of loan, for the past five years. Loans increased in 2001 by $57.2 million or 11.4%, compared with a $40.0 million or 8.7% increase during 2000. The largest category of loan portfolio growth in 2001 was commercial real estate loans which grew $52.9 million or 23.6%. Real estate construction loans grew by 104.7%. PennRock sold $57.8 million in conforming residential mortgage loans in 2001 and $23.4 million in 2000. Servicing was retained on all loans sold. The Bank's mortgage servicing portfolio grew from $167.5 million at the end of 2000 to $182.7 million at the end of 2001.

TABLE 9 - LOANS OUTSTANDING, NET OF UNEARNED INCOME

In thousands                                            December 31,
                                   --------------------------------------------------------
                                     2001       2000        1999       1998        1997
                                   ---------- ----------  ---------- ----------  ----------
Commercial, financial and
agricultural:
  Commercial, secured by real
  estate                            $276,667   $223,722    $200,633   $168,074    $162,227
  Agricultural                         6,368      6,589       7,408      8,999      10,087
  Other                               77,849     80,497      62,964     58,553      58,405
Real estate - construction            46,558     22,745      26,669     17,474      22,365
Real estate - mortgage               137,929    151,709     146,500    136,969     111,689
Consumer loans                        12,998     15,878      17,005     17,861      17,874
                                   ---------- ----------  ---------- ----------  ----------
Total loans                         $558,369   $501,140    $461,179   $407,930    $382,647
                                   ========== ==========  ========== ==========  ==========

TABLE 10 - LOAN MATURITIES AND INTEREST SENSITIVITY (1)

In thousands                                          DECEMBER 31, 2001
                                     ------------------------------------------------------
                                      ONE YEAR     ONE THROUGH       OVER
                                       OR LESS     FIVE YEARS     FIVE YEARS     TOTAL
                                     ------------- -------------  ------------ ------------
Commercial, financial and                $15,240        $63,111      $282,533     $360,884
  agricultural
Real estate - construction                46,558                                    46,558
                                     ------------- -------------  ------------ ------------
Total                                    $61,798        $63,111      $282,533     $407,442
                                     ============= =============  ============ ============

Loans with predetermined interest
  rate                                   $22,649        $37,975     $  18,460    $  79,084
Loans with variable interest rate         39,149         25,136       264,073      328,358
                                     ------------- -------------  ------------ ------------
Total                                    $61,798        $63,111      $282,533     $407,442
                                     ============= =============  ============ ============

(1) Excludes residential mortgages and consumer loans.

NON-PERFORMING ASSETS

Table 11 shows PennRock's non-performing loans for the five years ended December 31, 2001. PennRock's policy is to discontinue the accrual of interest on loans for which the principal or interest is past due 90 days or more unless the loan is well-secured and corrective action has begun or the loan is in the process of collection. When a loan is placed on non-accrual status, any unpaid interest is charged against income.

                      PENNROCK FINANCIAL SERVICES CORP.

TABLE 11 - NON-PERFORMING ASSETS

In thousands                                              December 31,
                                     ---------------------------------------------------------
                                       2001        2000        1999       1998        1997
                                     ----------- ----------  ---------- ----------  ----------
Non-accrual loans                       $  692      $3,675      $1,114    $   143      $  288
Loans accruing but 90 days past due
as to principal or interest                476         569         853      1,196       1,853
                                     ----------- ----------  ---------- ----------  ----------
Total non-performing loans               1,168       4,244       1,967      1,339       2,141
Other real estate owned                    208         188         162                     65
                                     ----------- ----------  ---------- ----------  ----------
Total non-performing assets             $1,376      $4,432      $2,129     $1,339      $2,206
                                     =========== ==========  ========== ==========  ==========

Ratios:
  Non-performing loans to total
  loans                                  0.21%       0.85%       0.43%       0.33%      0.56%
  Non-performing assets to total
  loans and other real estate
  owned                                  0.25%       0.88%       0.46%       0.33%      0.58%
  Allowance for loan losses to
    non-performing loans               621.75%     140.74%     280.33%     365.72%    198.37%

As of December 31, 2001, PennRock did not have any loan concentrations exceeding 10% of total loans to any particular economic group or industry. The loan portfolio is well diversified as to industry and companies within each industry which helps minimize risk. Loan quality is maintained through diversification of risk, strict credit control practices and continued monitoring of the loan portfolio. As of December 31, 2001, PennRock did not have any loans outstanding to any foreign entity or government.

As of December 31, 2001, real estate acquired in foreclosure known as "other real estate owned" ("OREO") totaled $208,000 and was included in other assets on the Consolidated Balance Sheets. As of December 31, 2000, OREO totaled $188,000. Valuation reserves are established for OREO properties whenever estimated current realizable values fall below the original fair value recorded.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses (Table 12) is maintained at a level that is adequate to absorb all estimated losses in the Bank's loan portfolio and is monitored on a continuous basis internally as well as with independent formal loan reviews conducted on a semiannual basis. These reviews result in the identification and quantification of loss factors that are used to determine the amount of the allowance. Problem loans are identified and rated and either a specific reserve or a general reserve is established. For commercial, financial and agricultural loans, the general reserve is based on our internal rating system and our charge-off experience. For consumer loans that do not have a specific reserve, the reserve is based on historical loss experience. Other factors used in establishing specific reserves include current national and local economic conditions, trends in the portfolio, levels of delinquencies and non-accruals, exposures to specific geographic areas or industries and management's judgment.

                      PENNROCK FINANCIAL SERVICES CORP.

TABLE 12 - ALLOWANCE FOR LOAN LOSSES

In thousands                                         Year Ended December 31,
                                     ---------------------------------------------------------
                                       2001        2000        1999       1998        1997
                                     ----------- ----------  ---------- ----------  ----------
Balance, beginning of year              $5,973      $5,514      $4,897     $4,247      $4,049
Provision charged to expense             1,548       3,076       1,026      1,225         338
Loans charged off:
  Commercial, financial and
  agricultural                             393       1,258         216        396          74
  Consumer                                 195       1,582         277        283         231
                                     ----------- ----------  ---------- ----------  ----------
  Total loans charged off                  588       2,840         493        679         305
                                     ----------- ----------  ---------- ----------  ----------

Recoveries:
  Commercial, financial and
  agricultural                             290         106          21         51         129
  Consumer                                  39         117          63         53          36
                                     ----------- ----------  ---------- ----------  ----------
  Total recoveries                         329         223          84        104         165
                                     ----------- ----------  ---------- ----------  ----------
  Net charge-offs                          259       2,617         409        575         140
                                     ----------- ----------  ---------- ----------  ----------
Balance, end of year                    $7,262      $5,973      $5,514     $4,897      $4,247
                                     =========== ==========  ========== ==========  ==========

Total loans
  Average                             $518,202    $485,999    $430,015   $395,460    $347,803
  Year-end                             558,369     501,140     461,179    407,930     382,647

Ratios:
  Net charge-offs to:
    Average loans                        0.05%       0.54%       0.10%      0.15%       0.04%
    Total loans                          0.05%       0.52%       0.09%      0.14%       0.04%
    Allowance for loan losses            3.57%      43.81%       7.42%     11.74%       3.30%
    Provision for loan losses           16.73%      85.08%      39.86%     46.94%      41.42%
  Allowance for loan losses to:
    Average loans                        1.40%       1.23%       1.28%      1.24%       1.22%
    Loans as of year-end                 1.30%       1.19%       1.20%      1.20%       1.11%

The allowance for loan losses totaled $7.3 million as of December 31, 2001, an increase of 21.6% from 2000. The allowance for loan losses as a percentage of year-end loans was 1.30% as of December 31, 2001 and 1.19% as of December 31, 2000. The provision for loan losses exceeded net charge-offs by $1.3 million in 2001, by $459,000 in 2000 and by $617,000 in 1999. The allowance for loan losses as a percentage of non-performing loans was 621.8% as of December 31, 2001 and 140.7% as of December 31, 2000.

Total loans charged-off decreased from $2.8 million in 2000 to $588,000 in 2001. Loans charged-off in 1999 totaled $493,000. The large charge-off balance in 2000 was due to the charge-off on one commercial loan customer who declared bankruptcy in 2000. Recoveries of loans previously charged-off increased from $84,000 in 1999 to $223,000 in 2000 and to $329,000 in 2001. The ratio of net charge-offs to average loans was 0.05% in 2001, 0.54% in 2000 and 0.10% in 1999.

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

                      PENNROCK FINANCIAL SERVICES CORP.


TABLE 13 - ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

In thousands                                         December 31,
                    -------------------------------------------------------------------------------
                         2001            2000            1999            1998            1997
                    --------------- --------------- --------------- --------------- ---------------
                             % OF            % of            % of            % of           % of
                    AMOUNT  LOANS   AMOUNT  LOANS   AMOUNT  LOANS   AMOUNT  LOANS   AMOUNT  LOANS
                    --------------- ------- ------- ------- ------- ------- ------- ---------------
Commercial,
financial
  and agricultural   $6,216   64.6%  $4,232   61.7%  $4,181   58.7%  $3,523   57.7%  $2,858  60.3%
Real estate -
  construction                 8.4             4.6             5.8             4.3            5.8
Real estate -
mortgage                 71   24.7      185   30.5      225   31.8      235   33.6       60  29.2
Consumer                975    2.3      484    3.2      440    3.7      407    4.4      335   4.7
Unallocated                           1,072             668             732             994
                    --------------- ------- ------- ------- ------- ------- ------- ---------------

Total                $7,262  100.0%  $5,973  100.0%  $5,514  100.0%  $4,897  100.0%  $4,247 100.0%
                    =============== ======= ======= ======= ======= ======= ======= ===============

As of December 31, 2001, PennRock's recorded investment in loans considered to be impaired under Statement of Financial Accounting Standards No. 114 ("SFAS 114") was $705,000 of which $692,000 was on non-accrual status. Included in this amount is $308,000 of impaired loans for which the related allowance is $80,000 and $397,000 for which there is no related allowance. The average recorded investment in impaired loans for 2001 was $2.3 million and the interest recognized for the year was $39,000.

As of December 31, 2000, the recorded investment in loans considered to be impaired under SFAS 114 was $3.8 million of which $3.7 million was on non-accrual status. Included in this amount are $2.6 million of impaired loans for which the related allowance is $830,000 and $1.2 million for which there is no related allowance. The average recorded investment in impaired loans for 2000 was $2.7 million and the interest recognized for the year was $111,000.

LIQUIDITY

The purpose of liquidity management is to ensure that there are sufficient cash flows available to meet a variety of needs. These include financial commitments such as satisfying the credit needs of our borrowers and withdrawals by our depositors, the ability to capitalize on investment and business opportunities as they occur, and the funding of PennRock's own operations. Liquidity is measured by PennRock's ability to convert assets to cash at a reasonable cost or a minimum loss. Maturities and sales of investment securities (Table 8), loan payments and maturities (Table 10), and liquidating money market investments such as federal funds sold all provide liquidity. In addition, PennRock is a member of the Federal Home Loan Bank of Pittsburgh which provides a reliable source of long and short-term funds. However, PennRock's primary source of liquidity lies in our ability to renew, replace and expand its base of core deposits (consisting of demand, NOW, money market and cash management accounts, savings accounts and time deposits less than $100,000.)

Total deposits declined $19.3 million or 2.8% in 2001 compared with an increase of $51.6 million or 8.2% in 2000. Core deposits increased $1.9 million in 2001 compared with an increase of $41.5 million in 2000. We implemented several programs during 2001 that were intended to restructure the deposit base. These programs included certain marketing campaigns and a change in our deposit pricing structure. As a result of these programs, total time deposits declined $108.3 million while non-maturity deposits (checking, money market and savings accounts) increased $89.0 million. Total non-maturity deposits increased from 41.7% of total deposits at the end of 2000 to 56.4% of total deposits by the end of 2001. We believe this change in the deposit base will result in a lower cost of funds since non-maturity deposits generally carry a lower interest rate than do time deposits. Table 14 reflects the changes in the major classifications of deposits by comparing the year-end balances for the past five years. Table 15 reflects the maturity of time deposits of $100,000 or more.

                      PENNROCK FINANCIAL SERVICES CORP.


TABLE 14 - DEPOSITS BY MAJOR CLASSIFICATION

In thousands                                          December 31,
                                 --------------------------------------------------------
                                   2001       2000        1999       1998        1997
                                 ---------- ----------  ---------- ----------  ----------
Non-interest bearing deposits     $108,529  $  94,001   $  87,524  $  88,061   $  77,106
NOW accounts                        40,936     37,390      38,418     39,931      39,061
Money market deposit accounts      160,590     98,130     117,603     80,048      35,080
Savings accounts                    63,966     55,526      57,545     56,534      57,557
Time deposits under $100,000       253,757    340,868     283,309    248,252     250,364
                                 ---------- ----------  ---------- ----------  ----------
Total core accounts                627,778    625,915     584,399    512,826     459,168
Time deposits of $100,000 or
more                                35,916     57,079      47,016     37,220      33,627
                                 ---------- ----------  ---------- ----------  ----------
Total deposits                    $663,694   $682,994    $631,415   $550,046    $492,795
                                 ========== ==========  ========== ==========  ==========

TABLE 15 - MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

In thousands                                      December 31,
                                      --------------------------------------
                                        2001          2000          1999
                                      ----------    ----------    ----------
Three months or less                    $10,182       $28,208       $19,228
Over three months through six months      5,660        11,416         9,786
Over six months through twelve
  months                                 14,677        13,809         9,374
Over twelve months                        5,397         3,646         8,628
                                      ----------    ----------    ----------
Total                                   $35,916       $57,079       $47,016
                                      ==========    ==========    ==========

The Bank maintains lines of credit with various correspondent banks to use as sources of short-term funds in addition to repurchase agreements with bank customers. Short-term borrowings increased from $54.2 million as of December 31, 2000 to $76.8 million as of December 31, 2001. Of the repurchase agreements outstanding at year-end 2001, $26.8 million at year-end 2001 were with bank customers while $45 million were outstanding at the Federal Home Loan Bank of Pittsburgh ("FHLB"). The level of short-term borrowings depends on loan growth, deposit growth, current market rates and other factors. The average cost of short-term borrowings increased from 4.86% in 1999 to 6.08% in 2000 and decreased to 3.42% in 2001. The average balance of short-term borrowings outstanding during the year was $31.1 million in 1999, $64.0 million in 2000 and $38.1 million on 2001. Table 16 shows PennRock's short-term borrowings for the five years ended December 31, 2001.

TABLE 16 - SHORT-TERM BORROWINGS

In thousands                                          December 31,
                                     -------------------------------------------------
                                      2001      2000      1999      1998      1997
                                     --------  --------  --------- --------- ---------
Securities sold under agreements to
  repurchase:
  FHLB                                $45,000   $30,000   $40,000   $         $
  Customers                            26,752    21,567     8,107     7,192     9,332
Federal funds purchased                 4,330               3,600     6,550
Advances from FHLB                                                              2,000
U.S. Treasury tax and loan note           672     2,608     1,500        38     1,500
                                     --------  --------  --------- --------- ---------
Total short-term borrowings           $76,754   $54,175   $53,207   $13,780   $12,832
                                     ========  ========  ========= ========= =========

CAPITAL RESOURCES

On June 26, 2001, PennRock announced that the Board of Directors had authorized the purchase of up to 400,000 shares of PennRock's outstanding common stock. Any repurchased shares will be held as treasury shares available for issuance with future stock dividends and stock splits, employee benefit plans, executive compensation plans or for issuance under the Dividend Reinvestment Plan. PennRock began open market repurchases of its outstanding common stock in 1995. In 2001, PennRock purchased 31,524 shares for $588,000 and reissued 104,295 shares. In 2000, PennRock purchased 99,600 shares for $1.6 million and reissued 95,709 shares. PennRock purchased

                      PENNROCK FINANCIAL SERVICES CORP.



137,246 shares for $2.9 million and reissued 68,583 shares in 1999. There were 73,760 shares with a cost of $1.6 million as of December 31, 2001 and 146,531 shares with a cost of $2.8 million as of December 31, 2000 held as treasury stock.

Total stockholders' equity increased $5.8 million or 8.0% in 2001 compared with an increase of $13.4 million or 22.6% in 2000. In 2001, stockholders' equity increased by net income of $12.1 million less dividends of $4.8 million. The change in net unrealized gains and losses on securities available for sale decreased equity by $2.6 million. In 2000, stockholders' equity increased by net income of $9.5 million less dividends of $4.2 million. The change in net unrealized gains and losses on securities available for sale increased equity by $8.0 million. The ratio of average equity to average assets was 8.51% in 2001, compared with 7.30% for 2000 and 8.38% in 1999. The ratio of average equity to average assets excluding the net accumulated other comprehensive income or loss adjustment was 8.88% in 2001, 8.38% in 2000 and 8.12% in 1999. Internal capital generation is calculated by multiplying return on average equity by the percentage of earnings retained. Internal capital generation amounted to 9.53% in 2001, 8.41% in 2000 and 10.73% in 1999.

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

As of December 31, 2001, the most recent notification from the Federal Reserve Bank categorized PennRock as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, PennRock must maintain minimum total risk-based capital of 10%, Tier 1 risk-based capital of 6% and Tier 1 leverage ratios of 5%. There are no conditions or events since that notification that management believes have changed this category. Table 17 shows PennRock's and the Bank's capital resources for the past three years.

TABLE 17 - CAPITAL RESOURCES

                                                     December 31,
                                        -------------------------------------
                                         2001          2000          1999
                                        ---------    ----------    ----------
PennRock Financial Services Corp:
---------------------------------------
  Leverage ratios:
    Total capital to total average
     assets                                 9.21%        8.86%         9.01%
    Tier 1 capital to total average
     assets                                 8.40%        8.20%         8.33%
  Risk-based ratios:
    Common stockholders' equity to
     risk weighted assets                  11.10%       11.38%         9.98%
    Tier 1 capital to risk-weighted
     assets                                10.68%       11.52%        11.84%
    Total capital to risk-weighted
     assets                                11.71%       12.45%        12.80%

Blue Ball National Bank:
---------------------------------------
  Leverage ratios:
    Total capital to total average
     assets                                 8.85%        8.33%         8.34%
    Tier 1 capital to total average
     assets                                 7.99%        7.66%         7.67%
  Risk-based ratios:
    Common stockholders' equity to
     risk weighted assets                   9.59%       10.62%         9.18%
    Tier 1 capital to risk-weighted
     assets                                10.13%       10.76%        10.95%
    Total capital to risk-weighted
     assets                                11.22%       11.70%        11.90%

                      PENNROCK FINANCIAL SERVICES CORP.


INTEREST RATE RISK

Information regarding interest rate risk may be found in Item 7A of this Annual Report under the caption "Quantitative and Qualitative Disclosures about Market Risk."

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141, effective for all business combinations that are initiated after June 30, 2001, requires that the purchase method of accounting be used for all business combinations and prohibits the use of the pooling-of-interests method. PennRock adopted the provisions of SFAS 141 on July 1, 2001. We do not expect the adoption of SFAS 141 to have a material effect on PennRock's financial position or results of operations.

SFAS 142 is effective for fiscal years beginning after December 15, 2001. This statement eliminates the regularly scheduled amortization of goodwill and other intangibles and replaces this method with a two-step process for testing the impairment of goodwill on at least an annual basis. This includes goodwill and intangibles recorded from past business combinations and acquisitions. As of December 31, 2001, PennRock has goodwill resulting from the purchase of National with a net amortized value of $6.7 million. This goodwill was being amortized over a period of 20 years which would be an annual amortization expense of $347,000. On January 1, 2002, PennRock adopted the provisions of SFAS 142. We have not determined what impact, if any, the goodwill impairment provisions will have on PennRock's financial statements. PennRock also has an intangible with a net amortized value of $308,000 as of December 31, 2001 with an indefinite life resulting from the purchase of loans, deposits and banking facilities from another financial institution. This deposit premium is not covered by the provisions of SFAS 142 and will continue to be amortized on a straight-line basis over 10 years.

On July 6, 2001, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 102 ("SAB 102"), "Selected Loan Loss Allowance Methodology and Documentation Issues," which expresses certain views of the Commission's staff on the development, documentation and application of a systematic methodology for determining the allowance for loan losses in accordance with generally accepted accounting principles. In particular, the guidance focuses on the documentation the staff normally would expect registrants to prepare and maintain in support of their allowances for loan losses. SAB 102 became effective immediately on the issue date. Management believes that it is currently in compliance with the requirements of SAB 102.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PennRock's financial performance is impacted by, among other factors, interest rate risk and credit risk. We manage credit risk by relying on strict credit standards, loan review and adequate loan loss reserves. Interest rate risk refers to PennRock's degree of exposure to loss of earnings resulting from changes in market interest rates. The magnitude of this exposure depends on the severity and timing of the market rate changes and on our ability to adjust. PennRock's Asset Liability Management Committee ("the ALCO") addresses this risk. The Bank's senior management team comprises the ALCO. The ALCO monitors interest rate risk by modeling the estimated net interest income and net income under various interest rate scenarios. The ALCO attempts to manage the various components of PennRock's balance sheet to minimize the impact of sudden and sustained changes in interest rates on net interest income and net income. However, the ALCO may sometimes structure the balance sheet to take advantage of expected interest rate movements.

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

The mismatch of maturities of assets and liabilities within a specific time frame is referred to as a rate sensitivity gap. If more assets than liabilities mature or reprice within the time frame, PennRock is asset sensitive. If more

                      PENNROCK FINANCIAL SERVICES CORP.



liabilities mature or reprice, PennRock is liability sensitive. An asset sensitive gap will generally benefit PennRock in a period of rising rates while a liability sensitive gap will generally benefit PennRock during declining rates. Gap analysis has certain limitations. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Some types of financial instruments are very sensitive to changes in market rates while others may lag behind such changes. Certain assets such as adjustable-rate loans have limits on the amount of change in interest rates in the short-term and over the life of the loan. Further, changes in interest rates may change the characteristics of certain financial instruments and cause them to react differently than expected. For example, a decrease in market rates could trigger mortgage customers to refinance their mortgages while an increase in market rates may induce customers to redeem their certificates of deposit prior to maturity. These and other changes would likely cause actual results to deviate significantly from the assumptions used in calculating changes in net interest income or net income. While ALCO continuously monitors and adjusts the gap position to maximize profitability, the primary objective is to maintain net interest income and net income within self-imposed parameters for a wide range of possible changes in interest rates. The following table presents an interest sensitivity analysis of PennRock's assets and liabilities as of December 31, 2001. All interest rates are on a tax equivalent basis.

TABLE 18 - INTEREST SENSITIVITY ANALYSIS

In thousands                                                    DECEMBER 31, 2001
                                        -------------------------------------------------------------------
                                                           INTEREST SENSITIVITY PERIOD
                                        -------------------------------------------------------------------
                                                       MORE
                                                      THAN 3      MORE THAN  MORE THAN
                                        LESS THAN    MONTHS TO    6 MONTHS   1 YEAR TO  MORE THAN
                                        3 MONTHS     6 MONTHS       YEAR      5 YEARS    5 YEARS      TOTAL
                                        ----------  ----------   ---------- ---------- ----------  ----------
Earning assets:
  Short-term investments                $  4,787     $            $         $           $          $  4,787
  Weighted average interest rate           1.75%                                                      1.75%

  Mortgages held for sale                  2,420                                                      2,420
  Weighted average interest rate           6.27%                                                      6.27%

  Securities available for sale           87,078      12,999       28,516    148,136     34,431     311,160
  Weighted average interest rate           3.91%       6.22%        6.50%      6.57%      6.66%       5.82%

  Loans                                  200,232      41,150       64,198    224,939     27,850     558,369
  Weighted average interest rate           6.44%       7.89%        7.83%      8.07%      7.41%       7.41%
                                        ----------  ----------   ---------- ---------- ----------  ----------
  Total interest earning assets         $294,517     $54,149      $92,714   $373,075    $62,281    $876,736
                                        ==========  ==========   ========== ========== ==========  ==========

Interest bearing liabilities:
  Interest bearing demand
   deposits (1)                         $161,079         489          978   $  7,826    $31,154    $201,526
  Weighted average interest rate           2.73%       0.60%        0.60%      0.60%      0.60%       2.30%

  Savings deposits (2)                       800         800        1,599     12,793     47,974      63,966
  Weighted average interest rate           1.46%       1.46%        1.46%      1.46%      1.46%       1.46%

  Time deposits                           66,600      61,433      159,493      2,147                289,673
  Weighted average interest rate           3.22%       3.71%        4.13%      4.91%                  3.84%

  Short-term borrowings                   76,754                                                   76,754
  Weighted average interest rate           1.96%                                                    1.96%

  Long-term debt                                                   15,000     95,000     11,000     121,000
  Weighted average interest rate                                    5.74%      5.92%      6.76%       5.97%
                                        ----------  ----------  ----------  ---------- ----------  ----------
  Total interest bearing liabilities    $305,233     $62,722     $177,070   $117,766    $90,128    $752,919
                                        ==========  ==========  ==========  ========== ==========  ==========

Interest sensitivity gap:
  Period                                ($10,716)   ($ 8,573)    ($84,356)  $255,310   ($27,847)
  Cumulative                            ($10,716)   ($19,289)   ($103,645)  $151,665   $123,818

Interest sensitive assets to interest
  sensitive liabilities ratio:
  Period                                   96.49%      86.33%       52.36%    316.79%     69.10%
  Cumulative                               96.49%      94.76%       80.98%    122.88%    116.44%

                      PENNROCK FINANCIAL SERVICES CORP.

 (1) Assumes NOW account balances are withdrawn at 5% per year based on prior experience.

 (2) Assumes passbook and statement savings balances are withdrawn at 5% per year.

This analysis indicates that PennRock is liability sensitive out to one year but is asset sensitive beyond one year. If ALCO is concerned that rates may rise within the next year and that a rise in rates would reduce net interest income and net income, it can take action to reduce the liability sensitivity of the balance sheet such as by attracting new time deposits and paying down short-term borrowings.

While the preceding table helps provide some information about PennRock's interest sensitivity within one year, it is not reliable in predicting the trends of future earnings in the longer term. For this reason, we use financial modeling to forecast earnings under different interest rate projections. PennRock's Board of Directors has adopted an interest rate risk policy which establishes a maximum decrease in the net interest income and net income in the event of a sudden and sustained increase or decrease in market interest rates of 200 percentage points. The following tables present the Bank's projected change in net interest income and net income for 100 and 200 percentage point rate shocks as of December 31, 2001 and the Board's established limit. The impact on net interest income and net income relate to the Bank only. The assets and liabilities of the parent company only or for National are not considered in this analysis and their corresponding earnings at risk do not have a significant effect on this analysis.

TABLE 19 - CHANGES IN NET INTEREST INCOME
In thousands

                                  Net
                                Interest       Computed    Percent      Board
  Change in Interest Rates       Income         Change      Change      Limit
----------------------------- -------------  ------------- ----------  ---------
200 PERCENTAGE POINT RISE            $33,746        $944      2.88%    (15.00%)
100 PERCENTAGE POINT RISE             33,219         417      1.27%
BASE RATE SCENARIO                    32,802
100 PERCENTAGE POINT DECLINE          32,466        (336)    (1.02%)
200 PERCENTAGE POINT DECLINE          32,532        (270)    (0.82%)   (15.00%)

TABLE 20 - CHANGES IN NET INCOME
In thousands

                                               Computed    Percent      Board
  Change in Interest Rates     Net Income       Change      Change      Limit
----------------------------- -------------  ------------- ----------  ---------
200 PERCENTAGE POINT RISE            $12,886        $755      6.22%    (20.00%)
100 PERCENTAGE POINT RISE             12,473         342      2.82%
BASE RATE SCENARIO                    12,131
100 PERCENTAGE POINT DECLINE          11,837        (294)    (2.42%)
200 PERCENTAGE POINT DECLINE          11,813        (318)    (2.62%)   (20.00%)

The preceding tables indicate that as of December 31, 2001, in the event of a sudden and sustained decrease in prevailing market interest rates, both PennRock's net interest income and net income would be expected to decrease $270,000 and $318,000 respectively. However, if market rates increased by 200 percentage points, net interest income and net income would be expected to increase. At December 31, 2001, PennRock's estimated change in net interest income and net income is within target limits.

Computation of forecasted effects of hypothetical interest rate changes are based on numerous assumptions. These include loan and mortgage-backed security prepayment rates, calls of callable securities, conversions of fixed-rate FHLB advances to adjustable advances, and rates of deposit decay, and should not be relied upon as indicative of actual future results. Even minor changes in these assumptions may significantly alter the results of the model. Further, the computations do not contemplate any actions the ALCO could take to mitigate any negative effects of changes in interest rates as discussed above.

                      PENNROCK FINANCIAL SERVICES CORP.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following audited consolidated financial statements are set forth in this Annual Report of Form 10-K on the following pages:

PennRock Financial Services Corp. and Subsidiaries
   Independent Auditors' Report......................................29
   Consolidated Balance Sheets.......................................30
   Consolidated Statements of Income.................................31
   Consolidated Statements of Stockholders' Equity...................32
   Consolidated Statements of Cash Flows.............................33
   Notes to Consolidated Financial Statements........................34



INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of PennRock Financial Services Corp.

We have audited the accompanying consolidated balance sheets of PennRock Financial Services Corp. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of PennRock's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PennRock Financial Services Corp. and Subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


                                                 /s/   SIMON LEVER & COMPANY

January 31, 2002
Lancaster, Pennsylvania

                      PENNROCK FINANCIAL SERVICES CORP.


CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share data
                                                                December 31,
                                                          --------------------------
ASSETS                                                       2001           2000
                                                          ------------    ----------
Cash and due from banks                                    $  23,242       $  20,401
Short-term investments                                         4,787          26,658
Mortgages held for sale                                        2,420             235
Securities available for sale (at fair value)                303,334         323,556

Loans                                                        558,369         501,140
  Allowance for loan losses                                   (7,262)         (5,973)
                                                          ------------    ----------
  Net loans                                                  551,107         495,167
Premises and equipment                                        14,428          13,446
Accrued interest receivable                                    3,890           6,305
Bank owned life insurance                                     25,248          16,217
Other assets                                                  20,482           8,965
                                                          ------------    ----------
Total assets                                                $948,938        $910,950
                                                          ============    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Non-interest bearing                                    $108,529       $  94,001
    Interest bearing                                         555,165         588,993
                                                          ------------    ----------
    Total deposits                                           663,694         682,994
  Short-term borrowings                                       76,754          54,175
  Long-term debt                                             121,000          91,000
  Accrued interest payable                                     2,960           4,767
  Other liabilities                                            6,126           5,416
                                                          ------------    ----------
  Total liabilities                                          870,534         838,352
Stockholders' Equity:
  Common stock, par value $2.50 per share; authorized -
    20,000,000 shares; issued - 6,380,636 shares              15,952          15,194
  Surplus                                                     16,446          11,114
  Accumulated other comprehensive loss, net of tax            (5,165)         (2,577)
  Retained earnings                                           52,780          51,662
  Treasury stock at cost (73,760 and 146,531 shares)          (1,609)         (2,795)
                                                          ------------    ----------
  Total stockholders' equity                                  78,404          72,598
                                                          ------------    ----------
Total liabilities and stockholders' equity                  $948,938        $910,950
                                                          ============    ==========

See notes to consolidated financial statements.

                      PENNROCK FINANCIAL SERVICES CORP.


CONSOLIDATED STATEMENTS OF INCOME

In thousands, except per share data
                                                            Year Ended December 31,
                                                     ----------------------------------------
                                                       2001          2000           1999
                                                     ----------    -----------    -----------
Interest income:
  Interest and fees on loans                           $43,787       $41,959        $36,290
  Securities available for sale:
    Taxable                                             13,995        15,820         12,897
    Tax-exempt                                           3,906         5,949          5,197
  Mortgages held for sale                                  212            27            202
  Other                                                    374           479            197
                                                     ----------    -----------    -----------
  Total interest income                                 62,274        64,234         54,783
                                                     ----------    -----------    -----------
Interest expense:
  Deposits                                              24,012        27,681         21,466
  Short-term borrowings                                  1,304         3,891          1,511
  Long-term debt                                         7,050         5,501          5,160
                                                     ----------    -----------    -----------
  Total interest expense                                32,366        37,073         28,137
                                                     ----------    -----------    -----------
  Net interest income                                   29,908        27,161         26,646
Provision for loan losses                                1,548         3,076          1,026
                                                     ----------    -----------    -----------
Net interest income after provision for loan losses     28,360        24,085         25,620
                                                     ----------    -----------    -----------
Non-interest income:
  Service charges on deposit accounts                    2,544         1,738          1,607
  Other service charges and fees                           286           282            251
  Fiduciary activities                                   1,492         1,402          1,201
  Investment management and benefit plan
   administration                                        1,990
  Net realized gains on sales of available for
   sale securities                                       1,537         1,547          1,537
  Mortgage banking                                         500           309            259
  Increase in cash surrender value of bank owned
   life insurance                                        1,015           821            451
  Other                                                  1,666         1,216            853
                                                     ----------    -----------    -----------
  Total non-interest income                             11,030         7,315          6,159
                                                     ----------    -----------    -----------
Non-interest expenses:
  Salaries and benefits                                 15,218        12,080         11,130
  Occupancy, net                                         1,570         1,389          1,287
  Equipment depreciation and service                     1,359         1,252          1,208
  Advertising and marketing                                955           694            473
  Computer program amortization and maintenance          1,076           804            766
  Other                                                  5,104         4,061          3,702
                                                     ----------    -----------    -----------
  Total non-interest expense                            25,282        20,280         18,566
                                                     ----------    -----------    -----------

Income before income taxes                              14,108        11,120         13,213
Income taxes                                             2,041         1,574          2,503
                                                     ----------    -----------    -----------

Net income                                             $12,067      $  9,546        $10,710
                                                     ==========    ===========    ===========

Per share information:
  Basic earnings                                         $1.92         $1.52          $1.71
  Diluted earnings                                        1.91          1.52           1.71
  Cash dividends                                          0.76          0.66           0.59

Weighted average number of shares outstanding:
  Basic                                              6,287,625     6,266,642      6,274,128
  Diluted                                            6,333,826     6,285,014      6,277,762

See notes to consolidated financial statements.

                      PENNROCK FINANCIAL SERVICES CORP.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

In thousands, except per share data                                       Accumulated
                                                                             Other
                                    Common            Retained Treasury  Comprehensive
                                     Stock   Surplus  Earnings   Stock   Income (Loss)    Total
                                   ---------------------------------------------------------------
Balance as of January 1, 1999       $15,193   $11,106  $36,694  ($1,684)        $2,602   $66,911

Comprehensive income (loss):
  Net income                                            10,710                            10,710
  Change in net unrealized gains
  and losses on securities
  available for sale, net of
  reclassification
  adjustment and tax effects                                                   (13,218)  (13,218)
                                                                                        ----------
  Total comprehensive loss                                                                (2,508)
Purchase of treasury stock                                       (2,933)                  (2,933)
Sale of treasury stock under
  dividend reinvestment plan                               (93)   1,529                    1,436
Sale of treasury stock under
  Omnibus Stock Option Plan                                 (5)      18                       13
Treasury stock issued as
  compensation                            1         8                 2                       11
Cash dividend ($0.59 per share)                         (3,697)                           (3,697)
                                   ---------------------------------------------------------------
Balance as of December 31, 1999      15,194    11,114   46,609   (3,068)       (10,616)   59,233

Comprehensive income:
  Net income                                             9,546                             9,546
  Change in net unrealized gains
  and losses on securities
  available for sale, net of
  reclassification
  adjustment and tax effects                                                     8,039     8,039
                                                                                        ----------
  Total comprehensive income                                                              17,585
Purchase of treasury stock                                       (1,584)                  (1,584)
Sale of treasury stock under
  dividend reinvestment plan                              (318)   1,825                    1,507
Treasury stock issued as
  compensation                                              (7)      32                       25
Cash dividend ($0.66 per share)                         (4,168)                           (4,168)
                                   ---------------------------------------------------------------
Balance as of December 31, 2000      15,194    11,114   51,662   (2,795)        (2,577)   72,598

Comprehensive income:
  Net income                                            12,067                            12,067
  Change in net unrealized gains
  and losses on securities
  available for sale, net of
  reclassification
  adjustment and tax effects                                                    (2,588)   (2,588)
                                                                                        ----------
  Total comprehensive income                                                               9,479
Purchase of treasury stock                                         (588)                    (588)
Sale of treasury stock under
  dividend reinvestment plan                       28      (78)   1,751                    1,701
Treasury stock issued as
  compensation                                      1       (3)      23                       21
5% stock dividend and cash paid in                                                           (16)
  lieu of fractional shares             758     5,303   (6,077)
Cash dividend ($0.76 per share)                         (4,791)                           (4,791)
                                   ---------------------------------------------------------------
Balance as of December 31, 2001     $15,952   $16,446  $52,780  ($1,609)       ($5,165)  $78,404
                                   ===============================================================

See notes to consolidated financial statements.

                      PENNROCK FINANCIAL SERVICES CORP.


CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands
                                                                   Year Ended December 31,
                                                            -------------------------------------
                                                               2001          2000         1999
                                                            ----------    ----------   ----------
OPERATING ACTIVITIES:
  Net income                                                $  12,067     $   9,546    $  10,710
  Adjustments to reconcile income to net cash provided by
    operating activities:
    Provision for loan losses                                   1,548         3,076        1,026
    Depreciation and amortization                               1,462         1,310        1,291
    Amortization of goodwill                                      258
    Accretion and amortization of securities                     (958)         (998)        (808)
    Deferred income taxes                                        (323)         (125)         (91)
    Net realized gains on sale of available for sale
      securities                                               (1,537)       (1,547)      (1,537)
    Proceeds from sales of mortgage loans                      57,794        23,443       37,461
    Originations of mortgages held for sale                   (59,994)      (23,448)     (32,237)
    Loss on sale of mortgage loans, net                            15            65          372
    (Increase) decrease in interest receivable                  2,415          (427)         263
    Increase (decrease) in interest payable                    (1,807)        1,169          363
    Increase in cash surrender value of bank owned life
      insurance                                                (1,015)         (821)        (451)
    Other changes, net                                         (2,544)          678         (328)
                                                            ----------    ----------   ----------
  Net cash provided by operations                               7,381        11,921       16,034
                                                            ----------    ----------   ----------

INVESTING ACTIVITIES:
  Proceeds from sales of securities available for sale        200,277        90,373       79,648
  Purchases of securities available for sale                 (269,044)     (100,886)    (173,559)
  Maturities of securities available for sale                  87,563        11,144       40,491
  Proceeds from sale of other real estate                         367           266          167
  Purchase of bank owned life insurance                        (8,000)                   (15,000)
  Net increase in loans                                       (57,229)      (42,578)     (53,658)
  Net cash paid for business acquisition                       (7,677)
  Purchases of premises and equipment                          (2,274)       (1,369)      (1,102)
                                                            ----------    ----------   ----------
  Net cash used in investing activities                       (56,017)      (43,050)    (123,013)
                                                            ----------    ----------   ----------

FINANCING ACTIVITIES:
  Net increase (decrease) in non-interest bearing deposits     14,528         6,477         (537)
  Net increase (decrease) in interest bearing deposits        (33,828)       45,102       81,906
  Net increase in short-term borrowings                        22,579           968       39,427
  Net increase (decrease) in long-term debt                    30,000         1,000         (700)
  Issuance of common and treasury stock                         1,722         1,532        1,461
  Purchase of treasury stock                                     (588)       (1,584)      (2,933)
  Cash dividends                                               (4,791)       (4,168)      (3,697)
  Cash paid with stock dividend                                   (16)
                                                            ----------    ----------   ----------
  Net cash provided by financing activities                    29,606        49,327      114,927
                                                            ----------    ----------   ----------
  Increase (decrease) in cash and cash equivalents            (19,030)       18,198        7,948
  Cash and cash equivalents at beginning of year               47,059        28,861       20,913
                                                            ----------    ----------   ----------
  Cash and cash equivalents at end of year                    $28,029     $  47,059    $  28,861
                                                            ==========    ==========   ==========

Supplemental schedule of interest and income taxes paid:
  Total interest paid                                         $30,558       $33,367      $27,774
  Total income taxes paid                                       1,750         2,654        2,200

See notes to consolidated financial statements.

                      PENNROCK FINANCIAL SERVICES CORP.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a description of the more significant accounting policies of PennRock Financial Services Corp. and its subsidiaries.

BUSINESS:

PennRock Financial Services Corp. ("PennRock") is a bank holding company incorporated in 1986 under the laws of Pennsylvania. Blue Ball National Bank ("the Bank") and The National Advisory Group, Inc. ("National") are wholly owned subsidiaries of PennRock. The Bank provides a broad range of banking, trust and other financial services to consumers, small businesses and corporations in south-central and southeastern Pennsylvania. PennRock Insurance Group Inc., a wholly owned subsidiary of the Bank, began operations in the first quarter of 1999 to offer and sell annuity products. National, established in 1984, is the parent company of four corporations: National Actuarial Consultants, Ltd. which provides consulting, actuarial and administrative services to retirement and employee benefit plans; National Financial Advisors, Inc. which offers investment, advisory and asset management services to retirement plan sponsors and participants, and serves as an investment advisor to the Dresher Family of Funds; NFA Brokerage Services, Inc. which is a mutual-funds-only broker-dealer; and National Shareholder Services, Inc. which provides transfer agency services for the Dresher Family of Funds. The Dresher Family of Funds is an open-end diversified management investment company (mutual fund) that consists of two portfolios: The Dresher Comprehensive Growth Fund and The Dresher Classic Retirement Fund.

BASIS OF PRESENTATION:

The consolidated financial statements of PennRock include the accounts of PennRock and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to current year presentation. All share and per-share data have been restated to reflect the impact of the 5% stock dividend paid on August 10, 2001.

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

SECURITIES:

Securities are classified at the time of purchase, based on management's intention, as investments held to maturity or securities available for sale:

  INVESTMENTS HELD TO MATURITY:

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

                      PENNROCK FINANCIAL SERVICES CORP.

  SECURITIES AVAILABLE FOR SALE:

  Debt securities are classified as available for sale if management intends to hold these securities for an indefinite period of time but not necessarily to maturity. All equity securities are classified as available for sale. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of PennRock's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value.

  Unrealized gains or losses, net of the related deferred tax effect, are reported as other comprehensive income in stockholders' equity.

A decline in the market value of any debt or equity security below cost that is deemed to be other than temporary is charged to income resulting in the establishment of a new cost basis for the security.

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

LOANS:

Loans are carried at the principal amount outstanding, net of unearned income, if any, and are reduced by any charge-offs or specific valuation accounts. Interest income is accounted for on an accrual basis. Loan fees, net of certain origination costs are deferred and amortized over the lives of the underlying loans using a method, which approximates a level yield. Interest income is generally not accrued when, in the opinion of management, its full collectibility is doubtful or when the loan becomes past due 90 days as to principal or interest. When a loan is designated as non-accrual, any accrued interest receivable is charged against current earnings. Loans may be returned to accrual status when they become current as to principal and interest or demonstrate a period of performance under the contractual terms, and, in management's opinion, are fully collectible.

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

GOODWILL:

Goodwill represents the excess of cost over the assigned value of net assets acquired in a business combination. As of December 31, 2001, PennRock has goodwill resulting from the purchase of National with a net amortized value of $6.7 million. This goodwill was being amortized on a straight-line basis over 20 years. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 is effective for fiscal years beginning after December 15, 2001. This statement eliminates the regularly scheduled amortization of goodwill and other intangibles with indefinite lives and replaces this method with a two-step process for testing the impairment of goodwill on at least an annual basis. This includes goodwill and intangibles recorded from past business combinations and acquisitions. On January 1, 2002, PennRock adopted the provisions of SFAS 142. The adoption of SFAS 142 will eliminate annual goodwill amortization of approximately $347,000 per year. We have not determined what impact, if any, the goodwill impairment provisions will have on PennRock's financial statements.

MORTGAGE SERVICING RIGHTS:

Mortgage loan servicing rights ("MSRs") are capitalized when acquired either through the purchase or origination of mortgage loans that are subsequently sold with servicing rights retained. PennRock recognizes MSRs retained for loans sold by allocating total costs incurred between the loan and the servicing rights based on their relative fair values.

MSRs are periodically evaluated for impairment based on the fair value of these rights. The fair value of MSRs is determined by discounting the estimated future cash flows using a discount rate commensurate with the risks involved. This method of valuation incorporates assumptions that market participants would use in estimating future servicing income and expense, including assumptions about prepayment, default, and interest rates. For purposes of measuring impairment, the loans underlying the MSRs are stratified by type (conventional fixed-rate, conventional adjustable-rate). Impairment is measured by the amount the book value of the MSRs exceeds the fair value of the MSRs. Impairment, if any, is recognized through a valuation allowance and a charge to current operations. The recovery of any previously established impairment reserve is recognized as income in current operations. MSRs, net of valuation allowances, are amortized in proportion to, and over the period of, the estimated net servicing revenue of the underlying mortgages, which are secured by single-family properties. Servicing fee revenue represents fees earned for servicing single-family loans for investors and related ancillary income, including late charges. Servicing fee revenue is recognized as earned, unless collection is doubtful. The amortization expense is deducted from the related servicing fee revenue in the Consolidated Statements of Income. The amortization of MSRs is periodically evaluated and adjusted, if necessary, to reflect changes in prepayment rates or other related factors.

                      PENNROCK FINANCIAL SERVICES CORP.

DEPOSIT PREMIUM:

The deposit premium is the excess of the value of deposit liabilities over cash received for the assumption of those liabilities for branch offices acquired through business combinations that are recorded using the purchase method of accounting. Included in other assets are $308,000 and $408,000 of deposit premiums as of December 31, 2001 and 2000, respectively. This premium is being amortized using the straight-line method over 10 years.

LONG-LIVED ASSETS:

PennRock evaluates long-lived assets and certain intangibles for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair-value of the asset and long-lived assets to be disposed of are reported at the lower of carrying amount or fair-value less cost to sell.

TRUST ASSETS AND ASSETS UNDER MANAGEMENT:

Assets held by the Bank or National in a fiduciary or agency capacity are not included in the consolidated financial statements since such assets are not assets of the Bank or National. In accordance with banking industry practice, income from fiduciary activities is generally recognized on a cash basis which is not significantly different from amounts that would have been recognized on the accrual basis.

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

ADVERTISING:

PennRock expenses advertising costs as incurred. Advertising expenses for 2001, 2000 and 1999 were $955,000, $694,000 and $473,000.

STOCK-BASED COMPENSATION:

PennRock accounts for its stock options and stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Based Compensation." Under this method, no compensation expense is recognized for stock options when the exercise price equals fair value at the date of grant. Under the provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," the fair value of a stock option is recognized as compensation expense over the service period (generally the vesting period). Since we have chosen to continue to account for stock options and stock-based compensation plans in accordance with APB 25, we must provide pro forma net income and earnings per share information as if the fair value approach of SFAS 123 had been adopted. Such disclosure is provided in Note 13.

NET INCOME PER SHARE:

Basic earnings per share ("EPS") is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares and potentially

                      PENNROCK FINANCIAL SERVICES CORP.

dilutive common shares outstanding during the period. Potentially dilutive common shares are computed using the treasury stock method.

SEGMENT DISCLOSURE:

Management measures the performance and allocates the resources of PennRock as a single segment and, therefore, does not have any operating segments that require additional information.

MORTGAGE BANKING ACTIVITIES:

Fees for servicing loans for investors are based on the outstanding principal balance on the loans serviced. Fees are recognized as earned and are included in the Consolidated Statements of Income under other income.

NOTE 2: RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average balances of reserves on deposit with the Federal Reserve Bank based on deposits outstanding. The amount of those required reserves as of December 31, 2001 was approximately $8.7 million. Balances maintained at the Federal Reserve Bank are included in cash and due from banks.

NOTE 3: SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of securities available for sale are as follows:

In thousands                                          DECEMBER 31, 2001
                                       --------------------------------------------------
                                                     GROSS        GROSS      ESTIMATED
                                      AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                                         COST        GAINS        LOSSES       VALUE
                                      ------------ ------------ ------------ ------------
U.S. Treasury securities and other
  U.S. government agencies               $ 17,082     $   205     ($     38)  $  17,249
Obligations of states and political
  subdivisions                             45,448         171        (1,209)     44,410
U.S. agency mortgage-backed
  securities                               39,733         171           (61)     39,843
Collateralized mortgage obligations        85,137         456          (486)     85,107
Corporate notes                            65,600           2        (5,783)     59,819
                                      ------------ ------------ ------------ ------------
Total debt securities available for
  sale                                    253,000       1,005        (7,577)    246,428
Equity securities                          58,160       1,077        (2,331)     56,906
                                      ------------ ------------ ------------ ------------
Total securities available for sale      $311,160      $2,082       ($9,908)   $303,334
                                      ============ ============ ============ ============

                                                      December 31, 2000
                                       -------------------------------------------------
                                                     Gross        Gross      Estimated
                                      Amortized    Unrealized   Unrealized      Fair
                                         Cost        Gains        Losses       Value
                                      ------------ ------------ ------------ ------------
U.S. Treasury securities and other
  U.S. government agencies               $120,986    $    334       ($1,219)   $120,101
Obligations of states and political
  subdivisions                             87,145       1,318        (1,135)     87,328
U.S. agency mortgage-backed
  securities                               23,564          24          (174)     23,414
Collateralized mortgage obligations         9,552          61          (142)      9,471
Corporate notes                            58,519         302        (1,738)     57,083
Other                                       2,833          92                     2,925
                                      ------------ ------------ ------------ ------------
Total debt securities available for
  sale                                    302,599       2,131        (4,408)    300,322
Equity securities                          24,862         261        (1,889)     23,234
                                      ------------ ------------ ------------ ------------
Total securities available for sale      $327,461      $2,392       ($6,297)   $323,556
                                      ============ ============ ============ ============

                      PENNROCK FINANCIAL SERVICES CORP.

The amortized cost and fair value of debt securities as of December 31, 2001, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

In thousands                                DECEMBER 31, 2001
                                         -------------------------
                                          AMORTIZED        FAIR
                                             COST         VALUE
                                         -----------    ----------
Due after five years through ten years        3,986         4,062
Due after ten years                         124,144       117,416
                                         -----------    ----------

                                            128,130       121,478
Mortgage backed securities                   39,733        39,843
Collateralized mortgage obligations          85,137        85,107
                                         -----------    ----------
Total debt securities                      $253,000      $246,428
                                         ===========    ==========

Gains and losses from sales of securities available for sale are as follows:

In thousands
                                2001         2000         1999
                               ---------    ---------    ---------
Debt securities
  Gross gains                    $1,693       $  708       $1,144
  Gross losses                     (379)         (13)        (112)
                               ---------    ---------    ---------
  Total debt securities           1,314          695        1,032
Equity securities, net              223          852          505
                               ---------    ---------    ---------
Total securities gains           $1,537       $1,547       $1,537
                               =========    =========    =========

Proceeds from sales of securities available for sale are as follows:

In thousands
                                 2001         2000         1999
                               ----------    ---------    ---------
Debt securities                $172,499       $62,942      $75,071
Equity securities                27,778        27,431        4,577
                               ----------    ---------    ---------
Total proceeds                 $200,277       $90,373      $79,648
                               ==========    =========    =========

Securities with a carrying value of $81.5 million and $130.0 million as of December 31, 2001 and 2000 were pledged to secure public and trust deposits, repurchase agreements as well as other purposes.

NOTE 4: LOANS

The loan portfolio, net of unearned income and deferred loan fees, as of December 31, 2001 and 2000 is as follows:

In thousands
                                           2001          2000
                                         ----------    ----------
Commercial, financial and agricultural:
  Commercial, secured by real estate      $276,667      $223,722
  Agricultural                               6,368         6,589
  Other                                     77,849        80,497
Real estate - construction                  46,558        22,745
Real estate - mortgage                     137,929       151,709
Consumer                                    12,998        15,878
                                         ----------    ----------
Total loans                               $558,369      $501,140
                                         ==========    ==========

                      PENNROCK FINANCIAL SERVICES CORP.

In the ordinary course of business, the Bank has loan, deposit, and other transactions with its directors, their affiliated companies, executive management and their associates (as defined), collectively referred to as related parties. Such transactions are on substantially the same terms, including interest rates and collateral (with regard to loans), as those prevailing at the time for comparable transactions with others. Activity for the related party loans for the year ended December 31, 2001, was as follows:

In thousands
Balance, January 1, 2001              $11,208
New loans                               9,481
Repayments                             (9,356)
                                     ---------
Balance, December 31, 2001            $11,333
                                     =========

Included in the loan portfolio are loans on which the Bank has ceased the accrual of interest. Such loans amounted to $692,000 and $3.7 million as of December 31, 2001 and 2000. If interest income had been recorded on all non-accrual loans outstanding during the years 2001, 2000 and 1999, interest income would have been increased as shown in the following table:

In thousands
                                         2001      2000       1999
                                         -------   -------    ------
Interest which would have been recorded
  under original terms                     $161      $527       $226
Interest income recorded during the
  year                                       25        31          8
                                         -------   -------    ------
Net impact on interest income              $136      $496       $218
                                         =======   =======    ======

As of December 31, 2001, PennRock's recorded investment in loans considered to be impaired under Statement of Financial Accounting Standards No. 114 ("SFAS 114") was $705,000 of which $692,000 was on non-accrual status. Included in this amount is $308,000 of impaired loans for which the related allowance is $80,000 and $397,000 for which there is no related allowance. The average recorded investment in impaired loans for 2001 was $2.3 million and the interest recognized for the year was $39,000.

As of December 31, 2000, PennRock's recorded investment in loans considered to be impaired under SFAS 114 was $3.8 million of which $3.7 million was on non-accrual status. Included in this amount are $2.6 million of impaired loans for which the related allowance is $830,000 and $1.2 million for which there is no related allowance. The average recorded investment in impaired loans for 2000 was $2.7 million and the interest recognized for the year was $111,000.

NOTE 5: LOAN SERVICING

Mortgage loans serviced for Fannie Mae and Federal Home Loan Mortgage Corporation are not included in the accompanying Consolidated Balance Sheets. The unpaid principal balances of those loans were $182.7 million as of December 31, 2001 and $167.5 million as of December 31, 2000.

During 2001, $280,000 of originated mortgage servicing rights was capitalized and $244,000 of amortization and impairment of mortgage servicing rights was recorded. In 2000, $126,000 of originated mortgage servicing rights was capitalized and $185,000 of amortization and impairment of mortgage servicing rights was recorded. The estimated fair value of mortgage servicing rights was $630,000 as of December 31, 2001 and $593,000 as of December 31, 2000.

                      PENNROCK FINANCIAL SERVICES CORP.

NOTE 6: ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows:

In thousands
                                      2001       2000        1999
                                     --------    -------    --------
Balance at beginning of year         $5,973      $5,514     $4,897
Provision charged to expense          1,548       3,076      1,026
Recoveries of loans charged-off         329         223         84
                                     --------    -------    --------
                                      7,850       8,813      6,007
Loans charged off                      (588)     (2,840)      (493)
                                     --------    -------    --------
Balance at end of year               $7,262      $5,973     $5,514
                                     ========    =======    ========

NOTE 7: PREMISES AND EQUIPMENT

Details of premises and equipment as of December 31 are as follows:

In thousands
                                     2001          2000
                                    ---------    ----------
Land                                 $  2,097     $  2,097
Premises                               12,932       11,728
Furniture and equipment                13,021       11,949
Construction in progress                  347          116
                                    ---------    ----------
Total cost                             28,397       25,890
Less accumulated depreciation         (13,969)     (12,444)
                                    ---------    ----------
Net book value                        $14,428      $13,446
                                    =========    ==========

Depreciation expense was $1.3 million in 2001 and $1.2 million in 2000 and in 1999.

Future minimum rental payments that are related to non-cancelable operating leases having initial terms in excess of one year are:

    2002                   $304,000
    2003                    216,000
    2004                    193,000
    2005                    188,000
    2006                    123,000
    Thereafter              402,000

Total lease payments were $229,000, $108,000 and $95,000 in 2001, 2000 and
1999.

                      PENNROCK FINANCIAL SERVICES CORP.

NOTE 8: SHORT-TERM BORROWINGS

Federal funds purchased, securities sold under agreements to repurchase and the treasury tax and loan note generally mature within one to thirty days from the transaction date.

A summary of short-term borrowings is as follows for the years ended December 31, 2001, 2000 and 1999.

In thousands
                                                     2001           2000          1999
                                                  -----------    -----------   -----------
Securities sold under agreements to repurchase:
  Federal Home Loan Bank                            $45,000      $  30,000      $40,000
  Customers                                          26,752         21,567        8,107
Federal funds purchased                               4,330                       3,600
U.S. Treasury tax and loan note                         672          2,608        1,500
                                                  -----------    -----------   -----------
Total short-term borrowings outstanding at
  year-end                                          $76,754      $  54,175      $53,207
                                                  ===========    ===========   ===========

Average interest rate at year-end                      1.68%          6.04%         4.66%
Maximum outstanding at any month-end                $76,754       $107,726      $58,700
Average amount outstanding                          $38,094      $  63,975      $31,059
Weighted average interest rate                         3.42%          6.08%         4.86%

The Bank controls all securities that serve as collateral for the securities sold under agreements to repurchase. The Bank has approved federal funds lines totaling $12.0 million and a borrowing capacity of $232.9 million at the Federal Home Loan Bank of Pittsburgh ("the FHLB").

NOTE 9: LONG-TERM DEBT

Long-term debt consists of fixed rate advances from the FHLB with maturity schedules as follows:

In thousands
             DECEMBER 31, 2001                              December 31, 2000
---------------------------------------------   -------------------------------------------
                                   INTEREST                                      Interest
  AMOUNT        MATURITY DATE        RATE        Amount       Maturity Date        Rate
------------  ------------------   ----------   ----------  -------------------  ----------
  $15,000     SEPTEMBER 17, 2002      5.74%       $15,000   September 17, 2002      5.74%
   25,000     JUNE 2, 2003            7.11         25,000   June 2, 2003            7.11
   15,000     APRIL 21, 2005          6.27         15,000   April 21, 2005          6.27
   25,000     JUNE 2, 2005            6.89         25,000   June 2, 2005            6.89
   11,000     JUNE 4, 2007            6.76         11,000   June 4, 2007            6.76
   30,000     MARCH 23, 2011          3.94
------------                                    ----------
 $121,000                                         $91,000
============                                    ==========

Certain of the outstanding advances have options that allow the FHLB to convert the existing fixed-rate advance to a 3-month LIBOR variable-rate advance. If the FHLB exercises its option to convert the advance, the balance may be prepaid without penalty. During 2001, the FHLB did not exercise its option to convert any advances.

                      PENNROCK FINANCIAL SERVICES CORP.

NOTE 10: CAPITAL TRANSACTIONS

On June 26, 2001, PennRock announced that the Board of Directors had authorized the purchase of up to 400,000 shares of PennRock's outstanding common stock. Any repurchased shares will be held as treasury shares available for issuance with future stock dividends and stock splits, employee benefit plans, executive compensation plans or for issuance under the Dividend Reinvestment Plan. PennRock began open market repurchases of its outstanding common stock in 1995. In 2001, PennRock purchased 31,524 shares for $588,000 and reissued 104,295 shares. In 2000, PennRock purchased 99,600 shares for $1.6 million and reissued 95,709 shares. PennRock purchased 137,246 shares for $2.9 million and reissued 68,583 shares in 1999. There were 73,760 shares with a cost of $1.6 million as of December 31, 2001 and 146,531 shares with a cost of $2.8 million as of December 31, 2000 held as treasury stock.

NOTE 11: INCOME TAXES

An analysis of the provision for income taxes included in the Consolidated Statements of Income is as follows:

In thousands
                                          2001        2000       1999
                                         --------    --------   --------
Current expense                           $2,364      $1,699     $2,594
Deferred taxes                              (323)       (125)       (91)
                                         --------    --------   --------
Total income tax expense                  $2,041      $1,574     $2,503
                                         ========    ========   ========

A reconciliation between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before provision for income taxes is as follows:


                                       2001        2000       1999
                                      --------    --------    -------
Statutory federal income tax rate       34.0%       34.0%       34.0%
Tax exempt income                      (17.6)      (23.8)      (16.8)
Low income housing and
  rehabilitation credits                (4.9)       (0.5)       (0.5)
Loan loss provision                      3.1         4.1         1.6
Other, net                              (0.1)        0.4         0.6
                                      --------    --------    -------
Effective income tax rate               14.5%       14.2%       18.9%
                                      ========    ========    =======

                      PENNROCK FINANCIAL SERVICES CORP.

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of PennRock's deferred tax liabilities and assets as of December 31, 2001 and 2000 are as follows:

In thousands
                                                  2001        2000
                                                 --------    ---------
Deferred tax assets:
  Allowance for loan losses                        $2,367      $1,929
  Net unrealized loss on securities available
    for sale                                        2,661       1,328
  Other                                                82          69
                                                 --------    ---------
  Total deferred tax assets                         5,110       3,326
                                                 --------    ---------

Deferred tax liabilities:
  Depreciation                                        196         244
  Investment security discount                        323         164
  Other                                                85          68
                                                 --------    ---------
  Total deferred tax liabilities                      604         476
                                                 --------    ---------
Net deferred tax asset                             $4,506      $2,850
                                                 ========    =========

Included in the table above is the recognition of unrealized gains and losses on certain investments in debt and equity securities accounted for under SFAS 115 for which no deferred tax expense or benefit was recognized in the Consolidated Statements of Income.

Management believes that it is more likely than not that the net deferred tax asset of $4.5 million will be realized since PennRock has a long history of earnings and has a carry-back potential greater than the deferred tax asset and is unaware of any reason that PennRock would not ultimately realize this asset.

NOTE 12: EMPLOYEE BENEFIT PLAN

The Bank has a non-contributory profit sharing plan covering substantially all full time employees of the Bank. Contributions made to the plan by PennRock were $1.1 million in 2001, $825,000 in 2000 and $906,000 in 1999.

NOTE 13: STOCK OPTION PLAN

PennRock has an Omnibus Stock Option Plan ("the Plan"), the terms of which permit the granting of non-qualified stock options, incentive stock options, stock appreciation rights, performance shares, performance units, and restricted stock to senior executives of PennRock and its subsidiaries. All options under this Plan are granted at an exercise price equal to the market price at the date of the grant. Except for 41,850 options granted in 2001 which vest and become exercisable one year after the grant date, all of the other incentive stock options vest and become exercisable one-half after three years and the balance after five years of date granted.

There were 7,638 shares exercisable as of December 31, 2001. No options were exercised in 2001.

                      PENNROCK FINANCIAL SERVICES CORP.

A summary of PennRock's options outstanding as of December 31 is as follows:

                                2001                     2000                     1999
                        ----------------------   ----------------------   ----------------------
                                     WEIGHTED                 Weighted                 Weighted
                                     AVERAGE                  Average                  Average
                                     EXERCISE                 Exercise                 Exercise
                         SHARES       PRICE       Shares       Price       Shares       Price
                        ---------    ---------   ---------    ---------   ---------    ---------
Outstanding, beginning
  of year                 77,716       $18.30      43,080       $20.72      14,464       $20.21
  Granted                 82,794        14.77      34,636        15.30      29,404        20.95
  Exercised                                                                   (788)       16.11
                        ---------                ---------                ---------
Outstanding, end of
  year                   160,510       $16.48      77,716       $18.30      43,080       $20.72
                        =========    =========   =========    =========   =========    =========

The weighted average fair value of options granted in the past three years is as follows:

          2001                       2000                     1999
-------------------------    ----------------------   ---------------------
                   PER                      PER                      PER
   TOTAL          SHARE       TOTAL        SHARE       TOTAL        SHARE
-------------    --------    ---------    ---------   ---------    --------
$294,515            $3.56    $159,152        $4.59    $163,678        $5.57
=============    ========    =========    =========   =========    ========

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

In thousands, except per share data
                                                  2001         2000         1999
                                                ---------    ---------    ---------
Net income                     As reported       $12,067       $9,546      $10,710
                               Pro forma          11,881        9,481       10,669
Basic earnings per share       As reported          1.92         1.52         1.71
                               Pro forma            1.89         1.51         1.70
Diluted earnings per share     As reported          1.91         1.52         1.71
                               Pro forma            1.88         1.51         1.70

The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999:

                                    2001           2000           1999
                                 ------------   ------------   ------------
Dividend yield                        3.82%          2.50%          2.50%
Expected volatility                  30.00%         30.00%         30.00%
Risk free interest rate               5.44%          6.67%          4.65%
Expected average life            3.41 YEARS       5 years        5 years

                      PENNROCK FINANCIAL SERVICES CORP.

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

A summary of PennRock's commitments and contingent liabilities as of December 31, 2001 and 2000 are as follows:

In thousands
                                                 2001          2000
                                               ----------    ----------
Commitments to extend credit                    $156,707      $118,640
Financial and performance standby letters of
credit                                            40,137        37,606
Commercial letters of credit                         189           452
Commitments to purchase securities                                 871

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

Most of PennRock's business activity is with customers located within PennRock's defined market area. Investments in state and municipal securities may also involve government entities within PennRock's market area. The concentrations by loan type are set forth in Note 4. The distribution of commitments to extend credit approximates the distribution of loans outstanding. The Bank, as a matter of policy, does not extend credit to any single borrower or group of related borrowers in excess of 65% of its legal lending limit. As of December 31, 2001, this limit was $7,332,000.

NOTE 15: RESTRICTIONS ON RETAINED EARNINGS

Certain restrictions exist regarding the ability of the bank subsidiary to transfer funds to PennRock in the form of cash dividends. The approval of the Comptroller of the Currency is required if the total dividends declared by a national bank in any calendar year exceeds the Bank's net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank can declare dividends during 2002, without approval of the Comptroller of the Currency, of approximately $8.3 million plus an additional amount equal to the Bank's net profit (as defined) for 2002 up to the date of any such dividend declaration.

                      PENNROCK FINANCIAL SERVICES CORP.

NOTE 16: COMPREHENSIVE INCOME

PennRock has elected to report its comprehensive income in the Consolidated Statements of Stockholders' Equity. The only element of "other comprehensive income" applicable to PennRock is the net unrealized gain or loss on available for sale securities.

The components of the change in unrealized gains (losses) on securities available for sale are as follows:

In thousands
                                                                    2001          2000         1999
                                                                 ----------    ----------    ---------
Net unrealized holding gains (losses) arising during the year     ($2,384)      $13,726      ($18,490)
Reclassification adjustment for gains realized in net income       (1,537)       (1,547)       (1,537)
                                                                 ----------    ----------    ---------
Net unrealized holding gains (losses) before taxes                 (3,921)       12,179       (20,027)
Tax effect                                                          1,333        (4,140)        6,809
                                                                 ----------    ----------    ---------
Net change                                                        ($2,588)      $ 8,039      ($13,218)
                                                                 ==========    ==========    =========

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

Quantitative measures established by regulation to ensure capital adequacy require PennRock and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that PennRock and the Bank meet all capital adequacy requirements to which it is subject.

As of December 31, 2001, the most recent notification from the Federal Reserve Bank categorized PennRock as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, PennRock must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth below. There are no conditions or events since that notification that management believes have changed this category. PennRock's and the Bank's actual capital amounts and ratios are also presented in the table.

                      PENNROCK FINANCIAL SERVICES CORP.

                                                          To Be Well
                                                       Capitalized Under
                                                       Prompt Corrective         For Capital
                                    Actual             Action Provisions      Adequacy Purposes
                              --------------------    --------------------   --------------------
                               Amount      Ratio      Amount      Ratio       Amount      Ratio
                              ---------   --------    --------   ---------   ---------   --------
PennRock Financial
  Services Corp.
As of December 31, 2001:
  Total capital to
    risk-weighted assets       $82,647     11.71%                             $56,482       8.0%
  Tier 1 capital:
    to risk-weighted
     assets                    $75,385     10.68%                             $28,241       4.0%
    to average assets          $75,385      8.40%                             $35,908       4.0%

As of December 31, 2000:
  Total capital to
    risk-weighted assets       $79,452     12.42%                             $51,175       8.0%
  Tier 1 capital:
    to risk-weighted
     assets                    $73,479     11.49%                             $25,588       4.0%
    to average assets          $73,479      8.18%                             $35,950       4.0%

Blue Ball National Bank
As of December 31, 2001:
  Total capital to
    risk-weighted assets       $78,686     11.22%     $70,147       10.0%     $56,118       8.0%
  Tier 1 capital:
    to risk-weighted
     assets                    $71,055     10.13%     $42,088        6.0%     $28,059       4.0%
    to average assets          $71,055      7.99%     $44,477        5.0%     $35,581       4.0%

As of December 31, 2000:
  Total capital to
    risk-weighted assets       $74,379     11.70%     $63,584       10.0%     $50,867       8.0%
  Tier 1 capital:
    to risk-weighted
     assets                    $68,406     10.76%     $38,150        6.0%     $25,433       4.0%
    to average assets          $68,406      7.66%     $43,480        5.0%     $34,784       4.0%

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

                      PENNROCK FINANCIAL SERVICES CORP.

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

   Deposit liabilities:

    The fair values of deposits with no stated maturities, such as demand deposits, savings accounts, NOW and money market deposits are calculated using estimated future cash flows, discounted at the FHLB overnight advance rate less the Bank's operating costs to service the account. We also assume that 1% of the outstanding balance of the accounts will be withdrawn each month for 100 months. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

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

                      PENNROCK FINANCIAL SERVICES CORP.

As of December 31, 2001 and 2000, the estimated fair values of financial instruments based on disclosed assumptions are as follows:

In thousands
                                                  2001                       2000
                                         ------------------------    -----------------------
                                         CARRYING        FAIR        CARRYING       FAIR
                                          AMOUNT        VALUE         AMOUNT       VALUE
                                         ----------    ----------    ----------   ----------
Financial assets:
  Cash and due from banks                $  23,242     $  23,242     $  20,401    $  20,401
  Short-term investments                     4,787         4,787        26,658       26,658
  Mortgages held for sale                    2,420         2,423           235          235
  Securities available for sale            303,334       303,334       323,556      323,556
  Loans:
    Commercial, financial and
    agricultural                           360,884       378,833       310,808      312,052
    Real estate - construction              46,558        48,789        22,745       22,836
    Real estate - mortgage                 137,929       142,375       151,709      150,485
    Consumer                                12,998        12,953        15,878       15,445
    Allowance for loan losses               (7,262)                     (5,973)
                                         ----------    ----------    ----------   ----------

    Net loans                              551,107       582,950       495,167      500,818
  Accrued interest receivable                3,890         3,890         6,305        6,305

Financial liabilities:
  Deposits:
    Non-interest bearing demand            108,529        99,159        94,001       98,150
    Interest bearing demand                201,526       187,585       135,520      123,706
    Savings                                 63,966        58,885        55,526       54,047
    Time deposits under $100,000           253,757       257,649       340,868      341,466
    Time deposits over $100,000             35,916        36,094        57,079       57,179
                                         ----------    ----------    ----------   ----------

    Total deposits                         663,694       639,372       682,994      674,548
  Short-term borrowings                     76,754        76,754        54,175       54,175
  Long-term debt                           121,000       136,402        91,000       91,888
  Accrued interest payable                   2,960         2,960         4,767        4,767

Off-balance sheet financial instruments:
  Commitments to extend credit             156,707       156,707       118,640      118,640
  Financial and performance standby
    letters of credit                       40,137        40,137        37,606       37,606
  Commercial letters of credit                 189           189           452          452
  Commitments to purchase securities                                       871          871

NOTE 19: ACQUISITION

On March 19, 2001, PennRock purchased 100% of the stock of The National Advisory Group, Inc., headquartered in Dresher, Pennsylvania, for $6.9 million in cash. The transaction was accounted for under the purchase method of accounting. Substantially all of the purchase price was allocated to goodwill which will be amortized over a period of 20 years. National will retain its name and location, and will operate as a wholly owned subsidiary of PennRock. National has over $100 million in assets under management and provides retirement plan administration services to more than 500 corporate programs. Since the acquisition was accounted for under the purchase method of accounting, the accounts and results of operations of National are not included in the financial statements of PennRock for periods prior to March 19, 2001.

                      PENNROCK FINANCIAL SERVICES CORP.

NOTE 20: PARENT COMPANY ONLY FINANCIAL INFORMATION

The following represents parent only financial information:

PENNROCK FINANCIAL SERVICES CORP. (PARENT COMPANY ONLY) BALANCE SHEETS

In thousands
                                                               December 31,
                                                          -----------------------
                                                            2001         2000
                                                          ----------    ---------
ASSETS:
Cash and cash equivalents                                 $      20      $  1,921
Securities available for sale                                 2,420         3,397
Investment in subsidiaries                                   74,797        67,526
Receivable from subsidiary                                    2,054           225
Other assets                                                  1,364           669
                                                          ----------    ---------
Total assets                                                $80,655       $73,738
                                                          ==========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
  Dividends payable                                        $  1,324      $  1,129
  Note payable to subsidiary                                    909
  Accrued expenses and taxes                                     18            11
                                                          ----------    ---------
  Total liabilities                                           2,251         1,140
                                                          ----------    ---------
Stockholders' equity:
  Common stock                                               15,952        15,194
  Surplus                                                    16,446        11,114
  Accumulated other comprehensive loss, net of tax           (5,165)       (2,577)
  Retained earnings                                          52,780        51,662
  Treasury stock at cost                                     (1,609)       (2,795)
                                                          ----------    ---------
  Total stockholders' equity                                 78,404        72,598
                                                          ----------    ---------
 Total liabilities and stockholders' equity                 $80,655       $73,738
                                                          ==========    =========

PENNROCK FINANCIAL SERVICES CORP. (PARENT COMPANY ONLY) STATEMENTS OF INCOME

In thousands
                                                             December 31,
                                                     -------------------------------
                                                      2001       2000        1999
                                                     --------   --------    --------
Income:
  Dividends from bank subsidiary                     $10,020     $4,500     $ 6,200
  Securities available for sale                           54        215         223
  Management fee from subsidiary                         456
  Net realized gains (losses) on sales of
   available for sale securities                        (537)       586         505
                                                     --------   --------    --------
  Total income                                         9,993      5,301       6,928
                                                     --------   --------    --------
General and administrative expenses                      628        802         720
                                                     --------   --------    --------

Income before income taxes and undistributed net
  income of subsidiaries                               9,365      4,499       6,208
Income tax expense (benefit)                            (309)         8         (42)
Equity in undistributed net income of subsidiaries     2,393      5,055       4,460
                                                     --------   --------    --------
Net income                                           $12,067     $9,546     $10,710
                                                     ========   ========    ========

                      PENNROCK FINANCIAL SERVICES CORP.

PENNROCK FINANCIAL SERVICES CORP. (PARENT COMPANY ONLY) STATEMENTS OF CASH
FLOWS

In thousands
                                                           Year Ended December 31,
                                                     -------------------------------------
                                                       2001         2000          1999
                                                     ----------    ---------    ----------
OPERATING ACTIVITIES
  Net income                                           $12,067       $ 9,546      $10,710
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Equity in undistributed net income from
     subsidiaries                                       (2,651)       (5,055)      (4,460)
    Net realized (gains) losses on sale of
     available for sale securities                         537          (586)        (505)
    (Increase) decrease in receivable from
     subsidiary                                         (1,829)         (432)         972
    Other, net                                             265           136         (299)
                                                     ----------    ---------    ----------
  Net cash provided by operating activities              8,389         3,609        6,418
                                                     ----------    ---------    ----------

INVESTING ACTIVITIES
  Net cash paid for business acquisition                (7,677)
  Proceeds from sale of securities available for
   sale                                                  1,599        10,530        4,577
  Purchases of securities available for sale            (1,448)       (8,097)      (6,031)
                                                     ----------    ---------    ----------
  Net cash provided by (used in) investing
   activities                                           (7,526)        2,433       (1,454)
                                                     ----------    ---------    ----------

FINANCING ACTIVITIES
  Net increase in short-term borrowings                    909
  Issuance of common and treasury stock                  1,722         1,532        1,461
  Purchase of treasury stock                              (588)       (1,584)      (2,933)
  Cash dividends paid                                   (4,791)       (4,168)      (3,697)
  Cash paid with stock dividend                            (16)
                                                     ----------    ---------    ----------
  Net cash used in financing activities                 (2,764)       (4,220)      (5,169)
                                                     ----------    ---------    ----------
  Increase (decrease) in cash and cash equivalents      (1,901)        1,822         (205)
  Cash and cash equivalents at beginning of year         1,921            99          304
                                                     ----------    ---------    ----------
  Cash and cash equivalents at end of year           $      20       $ 1,921     $     99
                                                     ==========    =========    ==========

                      PENNROCK FINANCIAL SERVICES CORP.

NOTE 21: CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

In thousands except per share data
                                                               2001
                                         ---------------------------------------------------
                                          FIRST         SECOND        THIRD        FOURTH
                                         QUARTER       QUARTER       QUARTER      QUARTER
                                         ----------    ----------    ----------   ----------
Interest income                            $16,299       $15,797       $15,310      $14,868
Interest expense                             9,438         8,717         7,734        6,477
                                         ----------    ----------    ----------   ----------

Net interest income                          6,861         7,080         7,576        8,391
Provision for loan losses                      444           376           227          502
Non-interest income                          2,628         2,538         3,032        2,831
Non-interest expense                         5,396         6,004         6,685        7,196
                                         ----------    ----------    ----------   ----------

Income before income taxes                   3,649         3,238         3,696        3,524
Income taxes                                   628           232           694          486
                                         ----------    ----------    ----------   ----------

Net income                                  $3,021        $3,006        $3,002       $3,038
                                         ==========    ==========    ==========   ==========

Net income per share                       $  0.48       $  0.48       $  0.48      $  0.48
                                         ==========    ==========    ==========   ==========

Dividends declared per share               $  0.18       $  0.18       $  0.19      $  0.21
                                         ==========    ==========    ==========   ==========


                                                               2000
                                         ---------------------------------------------------
                                          First         Second        Third        Fourth
                                         Quarter       Quarter       Quarter      Quarter
                                         ----------    ----------    ----------   ----------
Interest income                            $15,207       $15,995       $16,242      $16,790
Interest expense                             8,299         9,030         9,734       10,010
                                         ----------    ----------    ----------   ----------

Net interest income                          6,908         6,965         6,508        6,780
Provision for loan losses                      371           373           377        1,955
Non-interest income                          1,644         1,645         1,574        2,452
Non-interest expense                         4,898         5,077         5,045        5,260
                                         ----------    ----------    ----------   ----------

Income before income taxes                   3,283         3,160         2,660        2,017
Income taxes                                   535           615           404           20
                                         ----------    ----------    ----------   ----------

Net income                                  $2,748        $2,545        $2,256       $1,997
                                         ==========    ==========    ==========   ==========

Net income per share                       $  0.46       $  0.43       $  0.38      $  0.34
                                         ==========    ==========    ==========   ==========

Dividends declared per share               $  0.17       $  0.17       $  0.17      $  0.19
                                         ==========    ==========    ==========   ==========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                      PENNROCK FINANCIAL SERVICES CORP.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors and nominees for election to the Board of Directors is incorporated herein by reference to the Registrant's Proxy Statement for its annual meeting to be held on April 23, 2002 under the caption "Information about Nominees and Continuing Directors", and information concerning executive officers is included under Part I, Item 3A, "Executive Officers of the Registrant" of this report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

Information concerning director compensation is incorporated herein by reference to the Registrant's Proxy Statement for its annual meeting to be held on April 23, 2002 under the caption "Compensation of Directors" and concerning executive compensation under the caption "Executive Compensation and Related Matters," except that information appearing under the caption "Board Report on Executive Compensation" and information appearing under the caption "Stock Performance Graph" is not incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners is incorporated herein by reference to the Registrant's Proxy Statement for its annual meeting to be held on April 23, 2002, under the caption "Voting of Shares and Principal Holders Thereof" and concerning security ownership of management under the caption "Information about Nominees and Continuing Directors."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information under the caption "Transactions with Directors and Executive Officers" is incorporated herein by reference to the Registrant's Proxy Statement for its annual meeting to be held on April 23, 2002.

                      PENNROCK FINANCIAL SERVICES CORP.


                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. The financial statements of PennRock required in response to this Item are incorporated by reference to Item 8 of this Report.

             The consolidated financial statements listed on the index to Item 8 of this Annual Report on Form 10-K are filed as a part of this Annual Report.

(a)2.   Not applicable.

(a)3.   See the exhibits listed below under Item 14(c).

(b) From October 1, 2001 to the date of this Report, PennRock filed one Current Report on Form 8-K:

             Current Report on Form 8-K dated November 13, 2001, announcing that PennRock had amended its bylaws.

(c)     Exhibit Index

        (3)(a) Articles of Incorporation of PennRock, incorporated by reference to Exhibit 3(a) of PennRock's Annual Report on Form 10-K for the year ended December 31, 2000.

        (3)(b) Bylaws of PennRock, incorporated by reference to Exhibit 99 of PennRock's Current Report on Form 8-K dated November 13, 2001.

        (10)(a) Omnibus Stock Plan, incorporated by reference to Exhibit 4.1 to PennRock's Registration Statement Number 33-53022 of Form S-8 dated October 8, 1992.

        (10)(b) Executive Incentive Compensation Plan, incorporated by reference to Exhibit 10(b) of PennRock's Annual Report on Form 10-K for the year ended December 31, 2000.

        (10)(c) Melvin Pankuch Deferred Compensation Agreement Plan, incorporated by reference to Exhibit 10(c) of PennRock's Annual Report on Form 10-K for the year ended. December 31, 2000.

        (10)(d) Melvin Pankuch Employment Agreement, incorporated by reference to Exhibit 10(d) of PennRock's Annual Report on Form 10-K for the year ended December 31, 2000.

        (10)(e) Employment Agreement with Certain Executive Officers, incorporated by reference to Exhibit 10(e) of PennRock's Annual Report on Form 10-K for the year ended December 31, 2000.

        (21)    Subsidiaries of the Registrant

        (23)    Consent of Simon Lever & Company, Independent Auditors

(d)     Financial Statement Schedules - None.

                      PENNROCK FINANCIAL SERVICES CORP.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                           PENNROCK FINANCIAL SERVICES CORP.
                                                       ------------------------------------------
                                                                     (Registrant)

Dated:  March 12, 2002                                 By    /s/    Glenn H. Weaver
                                                       ------------------------------------------
                                                       Glenn H. Weaver, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 12th of March 2002.

           Signatures                                                    Title
---------------------------------                        --------------------------------------
/s/    Norman Hahn                                       Chairman and Director
---------------------------------
          NORMAN HAHN

/s/    Glenn H. Weaver                                   President and Director
---------------------------------
        GLENN H. WEAVER

/s/    Robert K. Weaver                                  Secretary and Director
---------------------------------
        ROBERT K. WEAVER

/s/    Melvin Pankuch                                    Executive Vice President, Chief
---------------------------------                          Executive Officer and Director
         MELVIN PANKUCH

/s/    George B. Crisp                                   Vice President and Treasurer
---------------------------------                        (Principal Financial and Accounting
        GEORGE B. CRISP                                  Officer)


/s/    Dale M. Weaver                                    Director
---------------------------------
         DALE M. WEAVER

/s/    Aaron S. Kurtz                                    Director
---------------------------------
         AARON S. KURTZ

/s/    Robert L. Spotts                                  Director
---------------------------------
        ROBERT L. SPOTTS

/s/    Elton Horning                                     Director
---------------------------------
         ELTON HORNING

/s/    Lewis M. Good                                     Director
---------------------------------
         LEWIS M. GOOD

/s/    Irving E. Bressler                                Director
---------------------------------
       IRVING E. BRESSLER

/s/    Sandra J. Bricker                                 Director
---------------------------------
       SANDRA J. BRICKER