Form 10-Q
period 2002-03-31
PENNROCK FINANCIAL SERVICES CORP
filed 2002-05-14
CIK 790988

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
            -------------------------------------------------------

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended March 31, 2002   Commission File Number 0-15040
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

  Yes [X] No [ ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
                      Class                    Outstanding at May 1, 2002
          ------------------------------    --------------------------------
          Common Stock ($2.50 par value)            6,320,235 Shares


                       PENNROCK FINANCIAL SERVICES CORP.
                       ---------------------------------

                                   FORM 10-Q
                                   ---------
                      For the Quarter Ended March 31, 2002

                                    Contents
                                    --------
PART I. FINANCIAL INFORMATION
-----------------------------
Item 1. Financial Statements

        Consolidated balance sheets - March 31, 2002, December 31, 2001 and March 31, 2001.

        Consolidated statements of income - Three months ended March 31, 2002 and 2001.

        Consolidated statements of comprehensive income _ Three months ended March 31, 2002 and 2001.

        Consolidated statements of cash flows - Three months ended March 31, 2002 and 2001.

        Notes to condensed consolidated financial statements - March 31, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION
--------------------------
Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K

 SIGNATURES
----------

                         PART I.  FINANCIAL INFORMATION

                      For the Quarter Ended March 31, 2002

Item 1.  Financial Statements

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                   March 31,   December 31,    March 31,
(Amounts in thousands)                2002         2001          2001
                                  ------------  -----------  -------------
                                  (Unaudited)                 (Unaudited)
ASSETS
Cash and due from banks              $ 20,633     $ 23,242      $ 16,372
Short-term investments                  3,954        4,787         2,337
Mortgages held for sale                 1,019        2,420         3,283
Securities available for sale         302,989      303,334       314,965
Loans:
  Loans, net of unearned income       569,841      558,369       506,965
  Allowance for loan losses            (7,568)      (7,262)       (6,511)
                                    ---------    ---------     ---------
  Net loans                           562,273      551,107       500,454
Bank premises and equipment            14,697       14,428        13,492
Accrued interest receivable             4,511        3,890         6,304
Bank owned life insurance              25,544       25,248        16,419
Other assets                           24,323       20,482        19,443
                                    ---------    ---------     ---------
Total assets                         $959,943     $948,938      $893,069
                                    =========    =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:

  Deposits:
    Non-interest bearing             $111,725     $108,529      $ 90,274
    Interest bearing                  587,005      555,165       577,763
                                    ---------    ---------     ---------
    Total deposits                    698,730      663,694       668,037
  Short-term borrowings                50,515       76,754        19,476
  Long-term debt                      121,000      121,000       121,000
  Accrued interest payable              2,743        2,960         4,768
  Other liabilities                     7,584        6,126         5,396
                                    ---------    ---------     ---------
  Total liabilities                   880,572      870,534       818,677
Stockholders' Equity:
  Common stock, par value $2.50 per
    share; authorized - 20,000,000
    shares; issued - 6,380,636         15,952       15,952        15,194
  Surplus                              16,445       16,446        11,114
  Accumulated other comprehensive
    loss, net of tax                   (6,432)      (5,165)       (3,098)
  Retained earnings                    54,794       52,780        53,469
  Treasury stock at cost (63,702,
    73,760 and 114,256 shares)         (1,388)      (1,609)       (2,287)
                                    ---------    ---------     ---------
  Total stockholders' equity           79,371       78,404        74,392
                                    ---------    ---------     ---------
  Total liabilities and
    stockholders' equity             $959,943     $948,938      $893,069
                                    =========    =========     =========

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                       Three Months Ended
(Amounts in thousands)                     March 31,
                                       ------------------
                                        2002       2001
                                       ------     ------
Interest income:
 Interest and fees on loans           $10,668    $10,887
 Securities:
    Taxable                             3,290      4,088
    Tax-exempt                            646      1,198
 Other                                     82        126
                                      -------    -------
 Total interest income                 14,686     16,299
Interest expense:
 Deposits                               4,026      7,166
 Short-term borrowings                    294        734
 Long-term debt                         1,804      1,538
                                      -------    -------
 Total interest expense                 6,124      9,438
                                      -------    -------
 Net interest income                    8,562      6,861
Provision for loan losses                 444        444
                                      -------    -------
                                        8,118      6,417
Non-interest income:
 Service charges on deposit
   accounts                               676        566
 Other service charges and fees            69         65
 Fiduciary activities                     388        376
 Investment management and benefit
    plan administration fees              654
 Security gains (losses), net            (119)       986
 Mortgage banking                          73         70
 Increase in cash surrender value of
   bank owned life insurance              308        214
 Other                                    406        351
                                      -------    -------
 Total non-interest income              2,455      2,628
                                      -------    -------
Non-interest expenses:
 Salaries and benefits                  3,970      3,264
 Occupancy, net                           382        368
 Equipment depreciation and service       372        345
 Other                                  1,799      1,419
                                      -------    -------
 Total non-interest expense             6,523      5,396
                                      -------    -------
 Income before income taxes             4,050      3,649
Income taxes                              704        628
                                      -------    -------
Net Income                             $3,346     $3,021
                                      =======    =======
Per share information:
  Basic earnings                       $  .53     $  .48
  Diluted earnings                        .52        .48
  Cash dividends                          .21        .18

Weighted average shares outstanding 6,328,785  6,262,567


PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                       Three Months Ended
(Amounts in thousands)                     March 31,
                                       ------------------
                                        2002       2001
                                       ------     ------
Net income                             $3,346     $3,021
Other comprehensive income (loss),
    net of tax:
 Unrealized gains (losses) on
    securities available for sale:
    Gain (loss) arising during the
    period, net of tax (benefit) of
    ($693,000) and $67,000             (1,346)       130
    Reclassification adjustment for
      gains (losses) included in net
      income, net of (tax) benefit of
      $40,000 and ($335,000)               79       (651)
                                      -------    -------
Other comprehensive income (loss)      (1,267)      (521)
                                      -------    -------
Comprehensive income                   $2,079     $2,500
                                      =======    =======

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                 Three Months Ended
                                                     March 31,
(Amounts in thousands)                        -----------------------
                                                 2002           2001
                                              ---------      ---------
Net cash provided by (used in) operations       $ 2,672        ($ 4,187)
Investing activities:
  Proceeds from sales of securities available
    for sale                                     18,550          81,010
  Purchases of securities available for sale    (36,740)        (91,904)
  Maturities of securities available for sale    16,610          19,892
  Net increase in loans                         (11,610)         (5,454)
  Purchase of The National Advisory Group stock                  (6,966)
  Purchases of premises and equipment              (609)           (379)
                                               --------        --------
     Net cash used in investing activities      (13,799)         (3,801)
Financing activities:
  Net increase (decrease) in non-interest
     bearing deposits                             3,196          (3,727)
  Net increase (decrease) in interest bearing
     deposits                                    31,841         (11,230)
  Decrease in short-term borrowings             (26,239)        (34,699)
  Increase in long-term debt                                     30,000
  Issuance of treasury stock                        528             439
  Acquisition of treasury stock                    (313)            (11)
  Cash dividends                                 (1,327)         (1,134)
                                               --------        --------
     Net cash provided by (used in) financing
        activities                                7,686         (20,362)
                                               --------        --------
     Decrease in cash and cash equivalents       (3,441)        (28,350)
     Cash and cash equivalents,
       beginning of year                         28,029          47,059
                                               --------        --------
     Cash and cash equivalents, end of period   $24,588         $18,709
                                               ========        ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2002

NOTE 1. BASIS OF PRESENTATION

  The accompanying consolidated financial statements include the accounts of PennRock Financial Services Corp. and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

  The information contained in the financial statements is unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of interim periods have been made. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

  The accounting policies of PennRock Financial Services Corp. and Subsidiaries, as applied in the consolidated interim financial statements presented, are substantially the same as those followed on an annual basis as presented in the 2001 Annual Report to shareholders except as discussed in
  Note 5.

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

NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES

  The financial statements do not reflect various commitments and contingent liabilities, such as commitments to extend credit, letters of credit, guarantees, and liability for assets held in Trust, which arise in the normal course of business. Commitments under outstanding letters of credit amounted to $31.9 million and commitments to extend credit totaled $139.1 million at March 31, 2002. Management does not anticipate any significant loss as a result of these transactions.

NOTE 4. STOCK DIVIDEND

  All per share amounts in the accompanying financial statements have been restated for a 5% stock dividend paid on August 10, 2001.

NOTE 5. NEW ACCOUNTING STANDARDS

  In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 141, "Business Combinations," and
  142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires companies to use the purchase method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangibles acquired in a business combination. SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to acquisition. Under the new standard, goodwill is no longer amortized. Instead, it is tested for impairment at least annually. Other intangible assets continue to be amortized over their useful lives. PennRock adopted the provisions of SFAS No. 142 on January 1, 2002. The adoption of SFAS 142 will eliminate annual goodwill amortization of approximately $347,000 per year.
  Management does not expect the goodwill impairment tests to have a material effect on PennRock's financial condition or results of operations.

  The following table summarizes PennRock's intangible assets as of March 31, 2002:

                                                                       Balance
(Amounts in thousands)                                                March 31,
                                     Type of     Acquisition    -------------------
Description                           Asset         Date           2002       2001
---------------------------------  ----------   -------------   --------- ---------
Branch acquisition                     (1)      January, 1995      $  283    $  383
The National Advisory Group, Inc.   Goodwill      March, 2001       6,748     6,944

(1) Unidentified intangible asset as defined by Statement of Financial Accounting Standards No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." This intangible asset will continue to be amortized since it is excluded from the provisions of SFAS No. 142.

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

  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Total assets of PennRock increased $11.0 million or 1.2% since the end of 2001 and by $66.9 million or 7.5% over March 31, 2001. Securities available for sale decreased $345,000 from year end 2001 and by $12.0 from the first quarter of last year. Loans grew $11.5 million from year-end 2001 and by $62.9 million from last year while deposits increased $35.0 million from year end 2001 and by $30.7 million from last year. Borrowed funds decreased $26.2 million from year-end and increased by $31.0 million from last year.

  Net income for the quarter was $3.3 million or $.53 per share compared with $3.0 million or $.48 per share for the first quarter of 2001, an increase of $325,000 or 10.8%. Although interest income declined by $1.6 million from the first quarter of 2001, this was more than offset by a decline in funding costs as interest expense dropped $3.3 million. As a result, net interest income increased $1.7 million. Non-interest income declined $173,000. Excluding security gains and losses, non-interest income increased $932,000. Non-interest expenses increased $1.1 million.

  Dividends declared for the quarter totaled $1.3 million or $.21 per share. This represented 39.7% of net income. Dividends declared during the first quarter of last year were $1.1 million or $.18 per share.


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

  Table 1 presents net interest income on a fully taxable equivalent basis for the first quarters of 2002 and 2001. For the first quarter of 2002, net interest income on a fully taxable equivalent basis totaled $9.1 million, an increase of $1.8 million or 24.1% from $7.3 million earned for the same period of 2001.


TABLE 1 - NET INTEREST INCOME

                                Three Months Ended
(Amounts in thousands)               March 31,
                                -------------------
                                  2002        2001
                                -------     -------
Total interest income           $14,686     $16,299
Total interest expense            6,124       9,438
                                -------     -------
Net interest income               8,562       6,861
Tax equivalent adjustment           557         488
                                -------     -------
Net interest income
  (fully taxable equivalent)    $ 9,119     $ 7,349
                                =======     =======

  Table 2 presents the average balances, taxable equivalent interest income and expense and rates for PennRock's assets and liabilities for the three months ended March 31, 2002 and 2001. For the first quarter of 2002 compared with the first quarter of 2001, interest income decreased as a result of a decline in the yield on earning assets which fell 104 percentage points but was partially offset by volume increases. Interest expense decreased due a decline in the cost of funds which decreased 201 percentage points which was also partially offset by volume increases. Both the net interest margin and spread increased during the first quarter of 2002 compared with last year because funding costs decreased faster than the decline in earning asset yields.

TABLE 2 - AVERAGE BALANCES, RATES, AND INTEREST INCOME AND EXPENSE

                                              Three Months Ended March 31,
(Amounts in thousands)            ---------------------------------------------------
                                             2002                       2001
                                   ------------------------- ------------------------
                                   Average            Yield/  Average           Yield/
                                   Balance   Interest  Rate   Balance  Interest  Rate
                                  --------   -------- ------ --------  -------- ------
ASSETS
Interest earning assets
 Short-term investments            $  2,293  $    15   2.65%  $  7,461 $   106   5.78%
 Mortgages held for sale              3,378       67   8.04%       681      20  11.94%
 Securities available for sale      304,597    4,458   5.94%   329,036   5,837   7.21%
 Loans:
   Mortgage                         323,786    6,464   8.10%   279,070   5,869   8.55%
   Commercial                       157,196    2,623   6.77%   138,498   3,066   9.00%
   Consumer                          80,508    1,616   8.14%    84,475   1,889   9.09%
                                   --------  -------          -------- -------
   Total loans                      561,490   10,703   7.73%   502,043  10,824   8.77%
                                   --------  -------          -------- -------
 Total earning assets               871,758   15,243   7.09%   839,221  16,787   8.13%
Other assets                         80,377  -------            61,568 -------
                                   --------                   --------
                                   $952,135                   $900,789
                                   ========                   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
 Demand                            $206,884    1,083   2.12%  $128,450   1,050   3.32%
 Savings                             65,934      238   1.46%    53,948     263   1.98%
 Time                               294,624    2,705   3.72%   396,640   5,853   6.00%
                                   --------  -------          -------- -------
 Total interest bearing deposits    567,442    4,026   2.88%   579,038   7,166   5.03%
Short-term borrowings                72,297      294   1.65%    55,899     737   5.34%
Long-term debt                      121,000    1,804   6.05%    94,000   1,538   6.65%
                                   --------  -------          -------- -------
Total interest bearing liabilities  760,739    6,124   3.26%   728,937   9,438   5.27%
Non-interest bearing deposits       102,715  -------            87,758 -------
Other liabilities                     9,013                     10,134
Stockholders' equity                 79,668                     73,960
                                   --------                    -------
Total liabilities and stockholders'
 equity                            $952,135                   $900,789
                                   ========                   ========
Net interest income                          $ 9,119                   $ 7,349
                                             =======                   =======
Interest rate spread                                   3.83%                     2.87%
                                                      ======                    ======
Net interest margin                                    4.24%                     3.56%
                                                      ======                    ======

PROVISION AND ALLOWANCE FOR LOAN LOSSES

  The provision for loan losses charged to earnings was $444,000 for the first quarter of both 2002 and 2001. The amount of the provision is based, among other factors, on the amount of realized net credit losses. Net credit losses totaled $138,000 for the first quarter of 2002 while there was a net recovery of $94,000 in the first quarter of 2001. We review the adequacy of the allowance in light of past loan loss experience, current market conditions, size and characteristics of the loan portfolio, volume of non-performing and delinquent loans and other relevant information.

TABLE 3 - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                           Three Months Ended
(Amounts in thousands)                          March 31,
                                           -------------------
                                            2002        2001
                                          --------    --------
Balance, beginning of period               $7,262      $5,973
Provision charged to operating expense        444         444
Total loans charged off                      (166)       (137)
Total recoveries                               28         231
                                          -------     -------
Net (charge-offs) recoveries                 (138)         94
                                          -------     -------
Balance, end of period                     $7,568      $6,511
                                          =======     =======
Total loans:
  Average                                $564,745    $505,957
  Period-end                              569,841     506,965

Ratios:
  Net charge-offs to
    average loans (annualized)               0.10%      (0.09%)
  Allowance for loan losses to
    period-end loans                         1.33%       1.28%

NON-PERFORMING ASSETS

  Table 4 reflects PennRock's non-performing assets at March 31, 2002, December 31, 2001 and March 31, 2001. PennRock's policy is to discontinue the accrual of interest on loans for which the principal or interest is past due 90 days or more unless the loan is well secured and corrective action has begun or the loan is in the process of collection. When a loan is placed on non-accrual status, any unpaid interest is charged against income. Other real estate owned represents property acquired through foreclosure.

TABLE 4 - NON-PERFORMING ASSETS

                                       March 31,   December 31,   March 31,
(Amounts in thousands)                   2002          2001          2001
                                      ----------     ---------   -----------
Non-accrual loans                         $4,386          $692        $3,953
Loans accruing but 90 days past due
  as to principal or interest                490           476           512
                                      ----------     ---------    ----------
Total non-performing loans                 4,876         1,168         4,465
Other real estate owned                      208           208           292
                                       ---------     ---------     ---------
Total non-performing assets               $5,084        $1,376        $4,757
                                       =========     =========     =========
Ratios:
  Non-accrual loans to total loans          0.86%         0.21%         0.88%
  Non-accrual loans to total loans and
    other real estate owned                 0.89%         0.25%         0.94%
  Allowance for loan losses to
    non-accrual loans                     155.21%       621.75%       145.82%


  The large increase in non-accrual loans in the first quarter of 2002 represents the balance owed on a commercial equipment lease to a lessee that declared bankruptcy during the quarter. PennRock is in the process of recovering the leased equipment.

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

  Total deposits increased $35.0 million or 5.3% since year end and increased by $30.7 million or 4.6% from last year. Management continues to focus deposit growth in non-maturity deposits (which consists of all deposits other than time deposits) since they generally represent a source of lower cost funds. Since year-end, non-maturity deposits increased $23.5 million or 6.3% and increased $125.2 million or 46.0% from last year. Time deposits, on the other hand, increased $11.5 million or 4.0% since year end and decreased by $94.6 million or 23.9% from last year.

  Total borrowed funds decreased $26.2 million since year end and increased by $31.0 million from last year. Borrowed funds represented 200% of tier one capital at the end of the first quarter of 2002, 238% of tier one capital at year end 2001 and 181% at the end of the first quarter last year. Management's policy is to limit borrowed funds to no more than 250% of tier one capital.

  Table 5 reflects the changes in the major classifications of deposits and borrowings.

TABLE 5 - DEPOSITS AND BORROWINGS BY MAJOR CLASSIFICATION
(Amounts in thousands)

                                   March 31,   December 31,    March 31,
                                      2002         2001          2001
                                 ------------- ------------  -------------
Non-interest bearing deposits        $111,725     $108,529      $ 90,274
NOW accounts                           42,621       40,936        35,365
Money market deposit accounts         174,131      160,590        91,835
Savings accounts                       69,084       63,966        54,833
                                    ---------    ---------     ---------
Total non-maturity deposits           397,561      374,021       272,307
Time deposits under $100,000          285,179      253,757       362,682
                                    ---------    ---------     ---------
Total core deposits                   682,740      627,778       634,989
Time deposits of $100,000 or more      15,990       35,916        33,048
                                    ---------    ---------     ---------
Total deposits                        698,730      663,694       668,037
Short-term borrowings                  50,515       76,754        19,476
Long-term debt                        121,000      121,000       121,000
                                    ---------    ---------     ---------
Total deposits and borrowings        $870,245     $861,448      $808,513
                                    =========    =========     =========


CAPITAL RESOURCES:

  Total stockholders' equity increased $5.0 million or 6.7% from March 31, 2001 and by $967,000 or 1.2% since year-end 2001. Stockholders' equity is impacted by changes in the unrealized market gains and losses of the securities available for sale portfolio, net of deferred taxes and is shown on the consolidated balance sheets as a component of stockholders' equity as accumulated other comprehensive income, net of tax. This portfolio had net unrealized losses for all periods presented.

  On June 26, 2001, the Company announced that the Board of Directors had authorized the purchase of up to 400,000 shares of PennRock's outstanding common stock. The shares are to be used for general corporate purposes including stock dividends and splits, employee benefit and executive compensation plans or for issuance under the Dividend Reinvestment Plan. As of March 31, 2002, the Company held 63,702 shares as treasury stock.

  Table 6 shows PennRock's capital resources at March 31, 2002 and at December 31 and March 31, 2001. PennRock and its subsidiary bank exceed all minimum capital guidelines.

TABLE 6 - CAPITAL RESOURCES

                                   March 31,   December 31,    March 31,
                                      2002         2001          2001
                                 ------------- ------------  -------------
  Leverage ratio:
   Total capital to total assets        9.04%         9.21%        8.43%
   Tier 1 capital to total assets       8.24%         8.40%        7.70%
  Risk-based capital ratios:
   Tier 1 capital to risk weighted
     assets                            10.88%        10.68%       10.40%
   Total capital to risk weighted
     assets                            11.94%        11.71%       11.39%


                          PART II.  OTHER INFORMATION
                          ---------------------------
                      For the Quarter ended March 31, 2002

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits. The following list of exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated by reference.

  (b) Reports on Form 8-K

      There were no reports on Form 8-K filed during the first quarter of 2002.


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


Date: May 14, 2002            By:  /s/ Melvin Pankuch
-----------------------       -----------------------------------------------
                                   Melvin Pankuch
                                   Executive Vice President and
                                   Chief Executive Officer

Date: May 14, 2002            By:  /s/ George B. Crisp
------------------------      -----------------------------------------------
                                   George B. Crisp
                                   Vice President and Treasurer
                                   (Principal Financial and Accounting Officer)

                          Exhibit Index
                       -------------------

      Exhibit Number                      Description
      --------------   ---------------------------------------------------------
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

        (10)(c) Melvin Pankuch Deferred Compensation Agreement Plan, incorporated by reference to Exhibit 10(c) of PennRock's
                       Annual Report on Form 10-K for the year ended
                       December 31, 2000.

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

        (10)(f)        Stock Incentive Plan of 2002