Form 10-Q
period 2002-06-30
PENNROCK FINANCIAL SERVICES CORP
filed 2002-08-13
CIK 790988

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
             -------------------------------------------------------

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended June 30, 2002    Commission File Number 0-15040
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

  Yes /X/ No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


                      Class                  Outstanding at August 12, 2002
          ------------------------------    --------------------------------
          Common Stock ($2.50 par value)            6,945,861 Shares

               PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
               --------------------------------------------------

                                   FORM 10-Q
                                   ---------
                      For the Quarter Ended June 30, 2002

                                    Contents
                                    --------
PART I. FINANCIAL INFORMATION
-----------------------------
Item 1. Financial Statements

        Consolidated balance sheets - June 30, 2002,
        December 31, 2001 and June 30, 2001.

        Consolidated statements of income - Three months and six months ended June 30, 2002 and 2001.

        Consolidated statements of comprehensive income - Three months and six months ended June 30, 2002 and 2001.

        Consolidated statements of cash flows - Six months ended
        June 30, 2002 and 2001.

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

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K


SIGNATURES
----------

                         PART I.  FINANCIAL INFORMATION

                      For the Quarter Ended June 30, 2002

Item 1.  Financial Statements


PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                    June 30,   December 31,    June 30,
(Amounts in thousands)                2002         2001          2001
                                  ------------  -----------  -------------
                                  (Unaudited)                 (Unaudited)
ASSETS
Cash and due from banks              $ 28,927     $ 23,242      $ 20,495
Short-term investments                  2,794        4,787        19,255
Mortgages held for sale                   639        2,420         1,571
Securities available for sale         302,727      303,334       300,586
Loans:
  Loans, net of unearned income       569,885      558,369       513,112
  Allowance for loan losses            (7,776)      (7,262)       (6,711)
                                    ---------    ---------     ---------
  Net loans                           562,109      551,107       506,401
Bank premises and equipment            15,473       14,428        14,074
Accrued interest receivable             4,304        3,890         6,305
Bank owned life insurance              25,860       25,248        16,619
Other assets                           22,096       20,482        18,947
                                    ---------    ---------     ---------
Total assets                         $964,929     $948,938      $904,253
                                    =========    =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Non-interest bearing             $114,490     $108,529      $ 99,299
    Interest bearing                  600,719      555,165       569,923
                                    ---------    ---------     ---------
    Total deposits                    715,209      663,694       669,222
  Short-term borrowings                32,179       76,754        27,026
  Long-term debt                      121,000      121,000       121,000
  Accrued interest payable              2,793        2,960         4,767
  Other liabilities                     9,138        6,126         6,843
                                    ---------    ---------     ---------
  Total liabilities                   880,319      870,534       828,858
Stockholders' Equity:
  Common stock, par value $2.50 per share;
    authorized - 20,000,000 shares;
    issued _ 7,016,986 shares          15,952       15,952        15,944
  Surplus                              16,416       16,446        16,666
  Accumulated other comprehensive
    loss, net of tax                   (2,832)      (5,165)       (4,144)
  Retained earnings                    56,633       52,780        49,055
  Less treasury stock, at cost (71,125,
    84,436 and 111,413 shares)         (1,559)      (1,609)       (2,126)
                                    ---------    ---------     ---------
  Total stockholders' equity           84,610       78,404        75,395
                                    ---------    ---------     ---------
  Total liabilities and
    stockholders' equity             $964,929     $948,938      $904,253
                                    =========    =========     =========


PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                 Three Months Ended       Six Months Ended
(Amounts in thousands)                June 30,                June 30,
                                --------------------   ---------------------
                                  2002        2001         2002       2001
                                 ------      ------       ------    -------
Interest income:
 Interest and fees on loans      $10,550    $11,012      $21,218    $21,898
 Securities:
    Taxable                        2,966      3,404        6,256      7,492
    Tax-exempt                       639      1,205        1,285      2,404
 Other                                52        177          134        302
                                 -------    -------      -------    -------
 Total interest income            14,207     15,798       28,893     32,096
Interest expense:
 Deposits                          3,915      6,704        7,941     13,871
 Borrowed funds                    2,039      2,013        4,137      4,284
                                 -------    -------      -------    -------
 Total interest expense            5,954      8,717       12,078     18,155
                                 -------    -------      -------    -------
 Net interest income               8,253      7,081       16,815     13,941
Provision for loan losses            375        376          819        819
                                 -------    -------      -------    -------
Net interest income after
 provision for loan losses         7,878      6,705       15,996     13,122
Other income:
 Service charges on deposit
   accounts                          694        604        1,371      1,170
 Other service charges and fees       81         74          150        139
 Fiduciary activities                423        375          811        751
 Investment management and
   benefit plan administration       597        575        1,251        575
 Security gains (losses), net         12        283         (107)     1,269
 Mortgage banking                     70         26          142         96
 Increase in cash surrender value
   of bank owned life insurance      328        212          636        426
 Other                               438        389          844        740
                                 -------    -------      -------    -------
 Total other income                2,643      2,538        5,098      5,166
                                 -------    -------      -------    -------
Non-interest expenses:
 Salaries and benefits             4,069      3,739        8,039      7,003
 Occupancy, net                      432        373          813        742
 Equipment expenses                  288        313          661        658
 Other                             1,983      1,580        3,782      2,998
                                 -------    -------      -------    -------
 Total non-interest expense        6,772      6,005       13,295     11,401
                                 -------    -------      -------    -------
 Income before income taxes        3,749      3,238        7,799      6,887
Income taxes                         605        233        1,310        861
                                 -------    -------      -------    -------
 Net Income                       $3,144     $3,005       $6,489     $6,026
                                 =======    =======      =======    =======
Per share information:
  Basic earnings                  $ 0.45     $ 0.44       $ 0.94     $ 0.87
  Diluted earnings                  0.45       0.43         0.92       0.86
  Cash dividend                     0.19       0.15         0.38       0.30
                                 =======    =======      =======    =======
Weighted average shares
  outstanding                  6,936,164  6,902,541    6,936,164  6,902,541
                               =========  =========    =========  =========


PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                      Three Months Ended     Six Months Ended
(Amounts in thousands)                     June 30,              June 30,
                                      ------------------   -------------------
                                       2002        2001      2002       2001
                                      -------     -------   -------   -------
Net income                             $3,144     $3,005    $6,489     $6,026
Other comprehensive income (loss),
 net of tax:
 Unrealized gains (losses) on
    securities available for sale:
    Gain (loss) arising during the
      period, net of tax (benefit)      3,608       (859)    2,262       (729)
    Reclassification adjustment
      for (gains) losses included
      in net income, net of (tax)
      benefit                              (8)      (187)       71       (838)
                                      -------    -------   -------    -------
Other comprehensive income (loss)       3,600     (1,046)    2,333     (1,567)
                                      -------    -------   -------    -------
Comprehensive income                   $6,744     $1,959    $8,822     $4,459
                                      =======    =======   =======    =======


PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                  Six Months Ended
                                                      June 30,
(Amounts in thousands)                        -----------------------
                                                 2002           2001
                                              ---------      ---------
Net cash provided by operations                $  4,905        $  5,370
Investing activities:
  Proceeds from sales of securities available
    for sale                                     49,742         118,436
  Purchases of securities available for sale    (80,966)       (136,465)
  Maturities of securities available for sale    34,930          40,407
  Net increase in loans                          (7,666)        (14,310)
  Purchase of The National Advisory Group, Inc.                  (6,966)
  Purchases of premises and equipment            (1,667)         (1,257)
  Sale of other real estate owned                    90
                                               --------        --------
     Net cash used in investing activities       (5,537)           (155)
Financing activities:
  Net increase in non-interest bearing deposits   5,961           5,298
  Net increase (decrease) in interest
    bearing deposits                             45,554         (19,070)
  Net decrease in short-term borrowings         (44,575)        (27,149)
  Increase in long-term debt                                     30,000
  Issuance of treasury stock                      1,190             918
  Acquisition of treasury stock                  (1,153)           (250)
  Cash dividends                                 (2,653)         (2,271)
                                               --------        --------
     Net cash provided by (used in) financing
      activities                                  4,324         (12,523)
                                               --------        --------
     Increase (decrease) in cash
       and cash equivalents                       3,692          (7,308)
     Cash and cash equivalents,
       beginning of year                         28,029          47,059
                                               --------        --------
     Cash and cash equivalents, end of period   $31,721         $39,750
                                               ========        ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2002

NOTE 1. BASIS OF PRESENTATION

  The accompanying consolidated financial statements include the accounts of PennRock Financial Services Corp. and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

  The information contained in the financial statements is unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of interim periods have been made. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES

  The financial statements do not reflect various commitments and contingent liabilities, such as commitments to extend credit, letters of credit, guarantees, and liability for assets held in Trust, which arise in the normal course of business. Commitments under outstanding letters of credit amounted to $37.8 million and commitments to extend credit totaled $138.5 million as of June 30, 2002. Management does not anticipate any significant loss as a result of these transactions.

NOTE 4. STOCKHOLDERS' EQUITY

  On July 9, 2002, the Board of Directors declared a 10% stock dividend payable on August 13, 2002 to shareholders of record on July 23, 2002. All per-share amounts in the accompanying financial statements have been restated for the 10% stock dividend and for a 5% stock dividend that was paid on August 10, 2001.

  On June 25, 2002, the Board of Directors authorized the repurchase of up to 400,000 shares of common stock to be held as treasury shares to be used in connection with future stock dividends and stock splits, employee benefit plans, executive compensation plans, the Dividend Reinvestment Plan and other corporate purposes.

NOTE 5. NEW ACCOUNTING STANDARDS

  In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 141, "Business Combinations," and 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires companies to use the purchase method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangibles acquired in a business combination. SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to acquisition. Under the new standard, goodwill is no longer amortized. Instead, it is tested for impairment at least annually. Other intangible assets continue to be amortized over their useful lives. PennRock adopted the provisions of SFAS No. 142 on January 1, 2002. The adoption of SFAS 142 will eliminate annual goodwill amortization of approximately $403,000 per year. Management does not expect the goodwill impairment tests to have a material effect on PennRock's financial condition or results of operations.

  The following table summarizes PennRock's intangible assets as of June 30, 2002:

                                                                       Balance
(Amounts in thousands)                                                 June 30,
                                         Type of    Acquisition  -------------------
            Description                   Asset         Date        2002       2001
---------------------------------       ---------- ------------- ---------  ---------
Branch acquisition                          (1)     January, 1995  $  258      $  358
The National Advisory Group, Inc.        Goodwill     March, 2001   7,811       8,069

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

  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Total assets of PennRock increased $60.7 million or 6.7% since June 30 last year and by $16.0 million or 1.7% from year-end 2001. Loans grew $56.8 million or 11.0% from June last year. For the first six months of 2002, loans increased $11.5 million or 2.1% with most of that growth coming in the first quarter of 2002. Securities available for sale remained substantially unchanged from last year and since year-end 2001. Deposits increased $46.0 million or 6.9% from last year and by $51.5 million or 7.8% from year-end. Short-term borrowings increased $5.2 million or 19.1% from last year but decreased $44.6 million or 58.1% from year-end. Long-term debt remained unchanged.

  Net income for the current quarter was $3.1 million or $.45 per share compared with $3.0 million or $.44 per share for the second quarter of 2001, an increase of $139,000 or 4.6%. Dividends paid in the second quarter of 2002 totaled $1.3 million or $.19 per share and $1.1 million or $.15 per share for the second quarter of 2001.

  For the first six months of 2001, net income totaled $6.5 million or $.94 per share compared with $6.0 million or $.87 per share for the first six months of 2001, an increase of 7.7%. Net interest income increased $2.9 million, non-interest income excluding security gains increased $1.2 million and non-interest expenses increased $1.9 million. Dividends of $2.7 million or $.38 per share were paid in the first half of 2002 compared with $2.3 million or $.30 per share in 2001. The dividend payout ratio was 41% in 2002 and 38% in 2001.

  NET INTEREST INCOME

  Net interest income is the product of the volume of average earning assets and the average rates earned on them, less the volume of average interest bearing liabilities and the average rates paid on them. The amount of net interest income is affected by changes in interest rates, volumes and the mix of earning assets and paying liabilities. For analytical purposes, net interest income is adjusted to a taxable equivalent basis. This adjustment allows for a more accurate comparison among taxable and tax-exempt assets by increasing tax-exempt income by an amount equivalent to the federal income tax that would have been paid if this income were taxable at the statutory rate of 34%.

  Table 1 presents net interest income on a fully taxable equivalent basis for the second quarter and first half of 2002 and 2001. For the second quarter of 2002, net interest income on a fully taxable equivalent basis totaled $8.8 million, an increase of $968,000 or 12.3% from $7.8 million earned for the same period of 2001. For the first six months of 2002 and 2001, net interest income on a fully taxable equivalent basis totaled $17.9 million and $15.4 million, respectively.


TABLE 1 - NET INTEREST INCOME
                                Three Months Ended        Six Months Ended
(Amounts in thousands)               June 30,                 June 30,
                               --------------------     --------------------
                                  2002        2001         2002       2001
                                --------    --------     --------   --------
Total interest income           $14,207     $15,798      $28,893    $32,096
Total interest expense            5,954       8,717       12,078     18,155
                                -------     -------     --------   --------
Net interest income               8,253       7,081       16,815     13,941
Tax equivalent adjustment           555         759        1,086      1,476
                                -------     -------     --------   --------
Net interest income
  (fully taxable equivalent)    $ 8,808     $ 7,840      $17,901    $15,417
                                =======     =======     ========   ========

  Table 2 presents the average balances, taxable equivalent interest income and expense and rates for PennRock's assets and liabilities for the three and six months ended June 30, 2002 and 2001.

  Net interest income for the second quarter and first six months of 2002 benefited from increases in both the interest rate spread and margin relative to the same period last year. Although the yield on earning assets declined in 2002 compared with 2001, the drop in PennRock's cost of funds was greater. However, both the interest rate spread and margin declined during the second quarter of 2002 as the yield on earning assets declined more than the cost of funds.


TABLE 2 - AVERAGE BALANCES, RATES, AND INTEREST INCOME AND EXPENSE
(Taxable equivalent basis)
                                               Three Months Ended June 30,
(Amounts in thousands)            -----------------------------------------==---------
                                             2002                       2001
                                   ------------------------  -------------------------
                                   Average            Yield/  Average           Yield/
                                   Balance   Interest  Rate   Balance  Interest  Rate
                                  --------   -------- ------- -------- -------- ------
ASSETS
Interest earning assets:
 Short-term investments            $  3,222  $    13   1.62%  $  9,714  $   95   3.92%
 Mortgages held for sale              1,770       39   8.84%     4,117      82   7.99%
 Securities available for sale      311,835    4,124   5.30%   307,512   5,332   6.95%
 Loans:
   Mortgage                         327,049    6,312   7.74%   280,753   6,052   8.65%
   Commercial                       158,535    2,657   6.72%   142,131   3,144   8.87%
   Consumer                          80,311    1,617   8.08%    83,051   1,853   8.95%
                                   --------  -------          -------- -------
   Total loans                      565,895   10,586   7.50%   505,935  11,049   8.76%
                                   --------  -------          -------- -------
 Total earning assets               882,722   14,762   6.71%   827,278  16,557   8.03%
Other assets                         87,085  -------            69,146 -------
                                   --------                   --------
                                   $969,807                   $896,424
                                   ========                   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
 Demand                            $213,892      951   1.78%  $132,466   1,050   3.18%
 Savings                             71,913      263   1.47%    55,833     276   1.98%
 Time                               306,266    1,617   3.54%   385,585   5,378   5.59%
                                   --------  -------          -------- -------
 Total interest bearing deposits    592,071    3,915   2.65%   573,884   6,704   4.69%
Short-term borrowings                54,124      215   1.59%    22,332     189   3.39%
Long-term debt                      121,000    1,824   6.05%   121,000   1,824   6.05%
                                   --------  -------          -------- -------
Total interest bearing liabilities  767,195    5,954   3.11%   717,216   8,717   4.87%
Non-interest bearing deposits       111,596  -------            93,212 -------
Other liabilities                    10,695                     10,487
Stockholders' equity                 80,321                     75,509
                                   --------                    -------
Total liabilities and stockholders'
 equity                            $969,807                   $896,424
                                   ========                   ========
Net interest income                          $ 8,808                   $ 7,840
                                             =======                   =======
Interest rate spread                                   3.59%                     3.15%
                                                      ======                    ======
Net interest margin                                    4.00%                     3.80%
                                                      ======                    ======


TABLE 2 - AVERAGE BALANCES, RATES, AND INTEREST INCOME AND EXPENSE (Continued)
(Taxable equivalent basis)
                                                Six Months Ended June 30,
(Amounts in thousands)            ----------------------------------------------------
                                             2002                       2001
                                   ------------------------  -------------------------
                                   Average            Yield/  Average           Yield/
                                   Balance   Interest  Rate   Balance  Interest  Rate
                                  --------   -------- ------- -------- -------- ------
ASSETS
Interest earning assets:
 Short-term investments            $  2,760  $    28   2.05%  $  8,593 $   200   4.69%
 Mortgages held for sale              2,632      106   8.12%     2,408     102   8.54%
 Securities available for sale      308,236    8,555   5.60%   318,215  11,298   7.16%
 Loans:
   Mortgage                         325,365   12,777   7.92%   279,916  11,922   8.59%
   Commercial                       157,886    5,268   6.73%   140,325   6,290   9.04%
   Consumer                          80,409    3,244   8.14%    83,759   3,761   9.05%
                                   --------  -------          -------- -------
   Total loans                      563,660   21,289   7.62%   504,000  21,973   8.79%
                                   --------  -------          -------- -------
 Total earning assets               877,288   29,979   6.89%   833,216  33,572   8.13%
Other assets                         83,750  -------            65,009 -------
                                   --------                   --------
                                   $961,038                   $898,225
                                   ========                   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
 Demand                            $210,288    2,035   1.95%  $130,469   2,100   3.25%
 Savings                             68,940      501   1.47%    54,896     539   1.98%
 Time                               300,597    5,405   3.63%   391,082  11,231   5.79%
                                   --------  -------          -------- -------
 Total interest bearing deposits    579,825    7,941   2.76%   576,447  13,870   4.85%
Short-term borrowings                63,111      509   1.63%    39,023     923   4.77%
Long-term debt                      121,000    3,628   6.05%   107,574   3,362   6.30%
                                   --------  -------          -------- -------
                                    763,936   12,078   3.19%   723,044  18,155   5.06%
Non-interest bearing deposits       107,180  -------            90,500 -------
Other liabilities                     9,926                      9,942
Stockholders' equity                 79,996                     74,739
                                   --------                   --------
Total liabilities and stockholders'
 equity                            $961,038                   $898,225
                                   ========                   ========
Net interest income                          $17,901                   $15,417
                                             =======                   =======
Interest rate spread                                   3.70%                     3.06%
                                                       ======                   ======
Net interest margin                                    4.11%                     3.73%
                                                       ======                   ======

PROVISION AND ALLOWANCE FOR LOAN LOSSES

  The provision for loan losses charged to earnings was $375,000 for the second quarter of 2002 compared with $376,000 for the second quarter of last year. The provision was $819,000 for the first six months of 2002 and 2001. The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. The adequacy of the allowance will be examined in light of past loan loss experience, current economic conditions, volume of non-performing and delinquent loans and other relevant factors.
  The allowance is established at a level considered by management to be adequate to absorb potential future losses contained in the portfolio and is monitored on a continuous basis with independent formal reviews conducted semiannually. The allowance is increased by provisions charged to expense and decreased by net charge-offs. Table 3 reflects an analysis of the allowance for loan losses for the second quarter and first six months of 2002 and 2001.



TABLE 3 - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                                           Three Months Ended      Six Months Ended
(Amounts in thousands)                          June 30,               June 30,
                                           -------------------    ------------------
                                            2002        2001       2002        2001
                                          --------    --------   --------   --------
Balance, beginning of period               $7,568      $6,511     $7,262      $5,973
Provision charged to operating expense        375         376        819         819

Total loans charged off                      (186)       (202)      (352)       (339)
Total recoveries                               19          26         47         258
                                          -------     -------    -------     -------
Net charge-offs                              (167)       (176)      (305)        (81)
                                          -------     -------    -------     -------
Balance, end of period                     $7,776      $6,711     $7,776      $6,711
                                          =======     =======    =======     =======
Total loans:
  Average                                $570,093    $509,144   $567,389    $507,559
  Period-end                              569,885     513,112    569,885     513,112

Ratios:
  Net charge-offs to
    average loans (annualized)               0.12%       0.14%      0.11%       0.03%
  Allowance for loan losses to
    period-end loans                         1.36%       1.31%      1.36%       1.31%


NON-PERFORMING ASSETS

  Table 4 reflects PennRock's non-performing assets at June 30, 2002, December 31, 2001 and June 30, 2001. PennRock's policy is to discontinue the accrual of interest on loans for which the principal or interest is past due 90 days or more unless the loan is well secured and corrective action has begun or the loan is in the process of collection. When a loan is placed on non-accrual status, any unpaid interest is charged against income. Other real estate owned represents property acquired through foreclosure.



TABLE 4 - NON-PERFORMING ASSETS
                                       June 30,    December 31,    June 30,
(Amounts in thousands)                   2002          2001          2001
                                      ----------     ---------   -----------
Non-accrual loans                        $ 4,155        $  692        $1,420
Loans accruing but 90 days past due
  as to principal or interest                857           476           241
                                      ----------     ---------    ----------
Total non-performing loans                 5,012         1,168         1,661
Other real estate owned                      372           208           145
                                       ---------     ---------     ---------
Total non-performing assets               $5,384        $1,376        $1,806
                                       =========     =========     =========
Ratios:
  Non-accrual loans to total loans          0.88%         0.21%         0.32%
  Non-accrual loans to total loans and
    other real estate owned                 0.94%         0.25%         0.35%
  Allowance for loan losses to
    non-performing loans                  155.15%       621.75%       404.03%


  Total non-performing loans increased $3.4 million from June 30 last year and by $3.8 million from year end. The large increase in non-accrual loans since year-end 2001 primarily represents the balance owed on a commercial equipment lease to a lessee that declared bankruptcy in the first quarter of 2002. The leased equipment has been recovered and is being refurbished for sale. The amount of recovery that PennRock may realize is not known.

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

  Total deposits increased $46.0 million or 6.9% since last year and by $51.5 million or 7.8% from last year. Most of the deposit growth has been in non-maturity deposits (which consists of all deposits other than time deposits). Non-maturity deposits increased $95.6 million from June 30 last year and by $23.3 million from year-end 2001. Time deposits declined by $49.6 million from last year and increased $28.2 million from year-end. Since time deposits generally carry higher rates than non-maturity deposits, the faster growth of non-maturity deposits has had a positive impact on PennRock's cost of funds.

  Table 5 reflects the changes in the major classifications of deposits and borrowed funds by comparing the balances at the end of the second quarter of 2002 with year-end and the second quarter of 2001.


TABLE 5 - DEPOSITS AND BORROWED FUNDS BY MAJOR CLASSIFICATION
(Amounts in thousands)
                                    June 30,   December 31,    June 30,
                                      2002         2001          2001
                                  -----------   -----------   -----------
Non-interest bearing                 $114,490     $108,529      $ 99,299
NOW accounts                           42,314       40,936        35,155
Money market deposit accounts         166,064      160,590       109,298
Savings accounts                       74,480       63,966        57,967
Time deposits under $100,000          303,180      253,757       340,900
                                    ---------    ---------     ---------
Total core deposits                   700,528      627,778       642,619
Time deposits of $100,000 or more      14,681       35,916        26,603
                                    ---------    ---------     ---------
Total deposits                        715,209      663,694       669,222
Short-term borrowings                  32,179       76,754        27,026
Long-term debt                        121,000      121,000       121,000
                                    ---------    ---------     ---------
Total deposits and borrowed funds    $868,388     $861,448      $817,248
                                    =========    =========     =========


CAPITAL RESOURCES

  Total stockholders' equity increased $9.2 million or 12.2% from June 30, 2001 and by $6.2 million or 7.9% since year end. Stockholders' equity is impacted by changes in the unrealized market gains and losses of the securities available for sale portfolio, net of deferred taxes and is shown on the consolidated balance sheets as a component of stockholders' equity as accumulated other comprehensive loss, net of tax. This portfolio had net unrealized losses in each period presented. The net unrealized loss declined by $1.3 million from June 30, 2001 and by $2.3 million from year-end 2001. The net unrealized gains and losses of the securities available for sale portfolio are excluded from computations of regulatory ratios.

  Table 6 shows PennRock's capital resources as of June 30, 2002, December 31 and June 30, 2001. PennRock and its subsidiary bank exceed all minimum capital guidelines.



TABLE 6 - CAPITAL RESOURCES
                                         June 30,   December 31,    June 30,
                                           2002         2001          2001
                                      -------------  -----------  -------------
  Leverage ratio:
   Total capital to total
     average assets                         8.88%        9.21%         8.44%
   Tier 1 capital to total
     average assets                         8.07%        8.40%         7.68%
  Risk-based capital ratios:
   Tier 1 capital to risk weighted
     assets                                10.87%       10.68%         9.92%
   Total capital to risk weighted
     assets                                11.96%       11.71%        10.89%


                          PART II.  OTHER INFORMATION
                          ---------------------------
                      For the Quarter ended June 30, 2002

Item 1. Legal Proceedings

  Various legal actions or proceedings are pending involving PennRock or its subsidiaries. Management believes that the aggregate liability or loss, if any, will not be material.

Item 2. Changes in Securities

  Not applicable

Item 3. Defaults Upon Senior Securities


  Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

  The Annual Meeting of Shareholders (the "Meeting") of PennRock Financial Services Corp. was held on April 23, 2002. Notice of the Meeting was mailed to shareholders on or about April 1, 2002, together with proxy materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulation promulgated thereunder.

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

  There were no solicitations in opposition to the nominees of the Board of Directors for the election to the Board. All nominees of the Board of Directors were elected. The number of votes cast for or withheld, as well as election to the Board of Directors, were as follows:


                                               Votes          Abstentions and
      Nominee                 Votes for       Withheld        Broker Nonvotes
 -----------------           -----------    -----------      -----------------
 Aaron S. Kurtz               4,363,114         35,507            1,920,741
 Robert K. Weaver             4,359,537         39,084            1,920,741
 Lewis M. Good                4,363,114         35,507            1,920,741


  In addition, a proposal to consider a Stock Incentive Plan of 2002 was approved by a vote of 3,710,436 in favor versus 165,734 votes against the plan with 100,502 abstentions.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits. The following list of exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated by reference.

  (b) Reports on Form 8-K: From April 1, 2002 to the date of this Report, PennRock filed two Current Reports on Form 8-K.

      A current report on Form 8-K dated June 25, 2002 was filed with the Securities and Exchange Commission on or about June 26, 2002. The report was filed under Item 5 _ "Other Events" and disclosed a press release dated June 25, 2002, related to the authorization for PennRock to repurchase up to 400,000 shares of common stock in open market and privately negotiated transactions.

      A current report on Form 8-K dated July 9, 2002 was filed with the Securities and Exchange Commission on or about July 10, 2002. The report was filed under Item 5 _ "Other Events" and disclosed that on July 9, 2002 the Company had declared a 10% stock dividend to all shareholders of record on July 23, 2002 payable on August 13, 2002.

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


Date: August 13, 2002         By:  /s/Melvin Pankuch
-----------------------       -----------------------------------------------
                                   Melvin Pankuch
                                   Executive Vice President and
                                   Chief Executive Officer

Date: August 13, 2002         By:  /s/George B. Crisp
------------------------      -----------------------------------------------
                                   George B. Crisp
                                   Vice President and Treasurer
                                   (Principal Financial and Accounting Officer)

                                 Exhibit Index
                                ----------------

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

      (10)(f) Stock Incentive Plan of 2002 incorporated by reference to Exhibit 10(f) of PennRock's Quarterly Report on Form
                       10-Q for the quarter ended March 31, 2002.

      (99)(a)          Certification of Chief Executive Officer and Chief
                       Financial Officer adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.