Form 10-Q
period 2002-09-30
PENNROCK FINANCIAL SERVICES CORP
filed 2002-11-14
CIK 790988

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

            -------------------------------------------------------

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended September 30, 2002    Commission File Number 0-15040
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

  Yes /X/ No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


                      Class                 Outstanding at November 14, 2002
          ------------------------------    --------------------------------
          Common Stock ($2.50 par value)            6,931,324 Shares


               PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
               --------------------------------------------------

                                   FORM 10-Q
                                   ---------
                    For the Quarter Ended September 30, 2002

                                    Contents
                                    --------
PART I. FINANCIAL INFORMATION
-----------------------------
Item 1. Financial Statements

        Consolidated balance sheets - September 30, 2002,
        December 31, 2001 and September 30, 2001.

        Consolidated statements of income - Three months and nine months ended September 30, 2002 and 2001.

        Consolidated statements of comprehensive income - Three months and nine months ended September 30, 2002 and 2001.

        Consolidated statements of cash flows - Nine months ended
        September 30, 2002 and 2001.

        Notes to consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 4. Controls and Procedures

PART II. OTHER INFORMATION
--------------------------
Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K


SIGNATURES
----------


                         PART I.  FINANCIAL INFORMATION

                    For the Quarter Ended September 30, 2002

Item 1.  Financial Statements


PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                 September 30, December 31,  September 30,
(Amounts in thousands)                2002         2001          2001
                                  ------------  -----------  -------------
                                  (Unaudited)                 (Unaudited)
ASSETS
Cash and due from banks            $   23,945     $ 23,242      $ 22,262
Short-term investments                  3,593        4,787        10,112
Mortgages held for sale                 1,346        2,420         2,475
Securities available for sale         336,465      303,334       260,628
Loans:
  Loans, net of unearned income       585,091      558,369       527,459
  Allowance for loan losses            (6,376)      (7,262)       (6,849)
                                    ---------    ---------     ---------
  Net loans                           578,715      551,107       520,610
Bank premises and equipment            16,210       14,428        14,437
Accrued interest receivable             4,232        3,890         4,862
Bank owned life insurance              26,185       25,248        24,929
Other assets                           27,284       20,482        23,332
                                   ----------    ---------     ---------
Total assets                       $1,017,975     $948,938      $883,647
                                   ==========    =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Non-interest bearing           $  114,015     $108,529      $101,424
    Interest bearing                  629,406      555,165       541,632
                                    ---------    ---------     ---------
    Total deposits                    743,421      663,694       643,056
  Short-term borrowings                47,285       76,754        31,823
  Long-term debt                      127,000      121,000       121,000
  Accrued interest payable              2,726        2,960         2,832
  Other liabilities                    10,732        6,126         6,874
                                    ---------    ---------     ---------
  Total liabilities                   931,164      870,534       805,585
Stockholders' Equity:
  Common stock, par value $2.50 per share;
    authorized - 20,000,000 shares;
    issued - 7,017,716 shares          17,544       15,952        15,952
  Surplus                              33,745       16,446        16,469
  Accumulated other comprehensive
    loss, net of tax                   (1,852)      (5,165)       (3,425)
  Retained earnings                    39,551       52,780        51,066
  Less treasury stock, at cost (87,518,
    84,436 and 100,427 shares)         (2,177)      (1,609)       (2,000)
                                   ----------    ---------     ---------
  Total stockholders' equity           86,811       78,404        78,062
                                   ----------    ---------     ---------
  Total liabilities and
    stockholders' equity           $1,017,975     $948,938      $883,647
                                   ==========    =========     =========



PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                 Three Months Ended      Nine Months Ended
(Amounts in thousands)              September 30,          September 30,
                                --------------------   ---------------------
                                  2002        2001         2002        2001
                                 ------      ------       ------     ------
Interest income:
 Interest and fees on loans      $10,585    $10,805      $31,803    $32,786
 Securities:
    Taxable                        2,725      3,366        8,981     10,858
    Tax-exempt                       370        866        1,655      3,270
 Other                                89        273          223        492
                                 -------    -------      -------    -------
 Total interest income            13,769     15,310       42,662     47,406
Interest expense:
 Deposits                          3,873      5,684       11,814     19,554
 Borrowed funds                    1,972      2,051        6,109      6,336
                                 -------    -------      -------    -------
 Total interest expense            5,845      7,735       17,923     25,890
                                 -------    -------      -------    -------
 Net interest income               7,924      7,575       24,739     21,516
Provision for loan losses            226        227        1,045      1,047
                                 -------    -------      -------    -------
Net interest income after
 provision for loan losses         7,698      7,348       23,694     20,469
Other income:
 Service charges on deposit
   accounts                          723        648        2,094      1,818
 Other service charges and fees       81         74          231        213
 Fiduciary activities                340        392        1,151      1,143
 Investment management and
   benefit plan administration       536        553        1,787      1,128
 Security gains (losses), net        306        452          199      1,721
 Mortgage banking                    193        159          335        255
 Increase in cash surrender value
   of bank owned life insurance      338        258          974        684
 Other                               462        497        1,306      1,237
                                 -------    -------      -------    -------
 Total other income                2,979      3,033        8,077      8,199
                                 -------    -------      -------    -------
Non-interest expenses:
 Salaries and benefits             4,050      3,490       12,089     10,493
 Occupancy, net                      477        351        1,290      1,092
 Equipment expenses                  312        321          973        979
 Other                             2,076      2,523        5,858      5,521
                                 -------    -------      -------    -------
 Total non-interest expense        6,915      6,685       20,210     18,085
                                 -------    -------      -------    -------
 Income before income taxes        3,762      3,696       11,561     10,583
Income taxes                         720        694        2,030      1,555
                                 -------    -------      -------    -------
 Net Income                       $3,042     $3,002       $9,531     $9,028
                                 =======    =======      =======    =======
Per share information:
  Basic earnings                  $ 0.44     $ 0.43       $ 1.37     $ 1.31
  Diluted earnings                  0.43       0.43         1.35       1.30
  Cash dividend                     0.19       0.17         0.59       0.52
                                 =======    =======      =======    =======
Weighted average shares
  outstanding                  6,949,857  6,908,825    6,949,857  6,908,825
                               =========  =========    =========  =========



PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                      Three Months Ended    Nine Months Ended
(Amounts in thousands)                   September 30,        September 30,
                                      ------------------   -------------------
                                       2002        2001      2002       2001
                                      -------     -------   -------   -------
Net income                             $3,042     $3,002   $ 9,531     $9,028
Other comprehensive income (loss),
 net of tax:
 Unrealized gains on securities
    available for sale:
    Gain arising during the period,
      net of tax                        1,182      1,017     3,444        289
    Reclassification adjustment
      for gains included in net
      income, net of tax                 (202)      (298)     (131)    (1,136)
                                      -------    -------   -------    -------
Other comprehensive income (loss)         980        719     3,313       (847)
                                      -------    -------   -------    -------
Comprehensive income                   $4,022     $3,721   $12,844     $8,181
                                      =======    =======   =======    =======


PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                 Nine Months Ended
                                                   September 30,
(Amounts in thousands)                        -----------------------
                                                 2002           2001
                                              ---------      ---------
Net cash provided by (used in) operations      $  7,351       ($  3,501)
Investing activities:
  Proceeds from sales of securities available
    for sale                                     94,408         193,574
  Purchases of securities available for sale   (187,571)       (193,347)
  Maturities of securities available for sale    64,128          63,873
  Net increase in loans                         (28,427)        (30,165)
  Purchase of The National Advisory Group, Inc.                  (7,205)
  Purchases of premises and equipment            (2,404)         (1,911)
  Sale of other real estate owned                   200
                                               --------        --------
     Net cash provided by (used in)
       investing activities                     (59,666)         24,819
Financing activities:
  Net increase in non-interest bearing deposits   5,486           7,423
  Net increase (decrease) in interest
    bearing deposits                             74,241         (47,361)
  Net decrease in short-term borrowings         (29,468)        (23,466)
  Increase in long-term debt                      6,000          30,000
  Issuance of treasury stock                      1,580           1,364
  Acquisition of treasury stock                  (2,046)           (516)
  Cash dividends                                 (3,970)         (3,467)
                                               --------        --------
     Net cash provided by (used in) financing
      activities                                 51,823         (36,003)
                                               --------        --------
     Decrease in cash and cash equivalents         (492)        (14,685)
     Cash and cash equivalents,
       beginning of year                         28,029          47,059
                                               --------        --------
     Cash and cash equivalents, end of period   $27,537         $32,374
                                               ========        ========


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2002

NOTE 1. BASIS OF PRESENTATION

  The accompanying consolidated financial statements include the accounts of PennRock Financial Services Corp. and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

  The information contained in the financial statements is unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of interim periods have been made. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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


NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES

  The financial statements do not reflect various commitments and contingent liabilities, such as commitments to extend credit, letters of credit, guarantees, and liability for assets held in Trust, which arise in the normal course of business. Commitments under outstanding letters of credit amounted to $42.2 million and commitments to extend credit totaled $133.1 million as of September 30, 2002. Management does not anticipate any significant loss as a result of these transactions.

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

NOTE 5. NEW ACCOUNTING STANDARDS

  In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 141, "Business Combinations," and 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires companies to use the purchase method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangibles acquired in a business combination. SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to acquisition. Under the new standard, goodwill is no longer amortized. Instead, it is tested for impairment at least annually. Other intangible assets continue to be amortized over their useful lives. PennRock adopted the provisions of SFAS No. 142 on January 1, 2002. The adoption of SFAS 142 will eliminate annual goodwill amortization of approximately $403,000 per year. Goodwill was tested for impairment as of June 30, 2002. Based on this test, management concluded that there was no impairment. Goodwill totaled $7.8 million as of September 30, 2002, and $8.0 million as of September last year.

NOTE 6. RECENT REGULATORY DEVELOPMENTS

  On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 ("the Act"). This legislation impacts corporate governance of public companies including their officers and directors, their audit committees, their relationship with their accountants and the audit function itself. Certain provisions of the Act became effective on July 30, 2002. Others will become effective as the SEC adopts appropriate rules.

  The Act implements a broad range of governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act's principal legislation includes:

     The creation of an independent accounting oversight board to oversee the audit of public companies and auditors who perform such audits;

     Auditor independence provisions which restrict non-audit services that independent accountants may provide to their audit clients;

     Additional corporate governance and responsibility measures, including (i) requiring the chief executive officer and chief financial officer to certify financial statements; (ii) prohibiting trading of securities by officers and directors during periods in which certain employee benefit plans are prohibited from trading; (iii) requiring the chief executive officer and chief financial officer to forfeit salary and bonuses, including profits on sale of company securities, in certain situations;
     (iv) protecting whistleblowers and informants;

     Expansion of the power of the audit committee, including the requirements that the audit committee (i) have direct control of the engagement of the outside auditor, (ii) be able to hire and fire the auditor, and (iii) approve all non-audit services;

     Expanded disclosure requirements, including accelerated reporting of stock transactions by insiders and the prohibition of most loans to directors and executive officers of non-financial institutions and mandatory disclosure by analysts of potential conflicts of interest;

     A range of enhanced penalties for fraud and other violations.

NOTE 7. SUBSEQUENT EVENT

  On October 31, 2002, PennRock completed the acquisition of Pension Consulting Services, Inc. ("PCS") of New Jersey for approximately $1.7 million. PCS is a third party administrator for small to medium sized business and professional corporate retirement plans located in Pennsylvania, Maryland, New Jersey and Delaware. PCS will retain its name and function as a wholly owned subsidiary of PennRock. Operations and personnel will relocate to Dresher, Pennsylvania and will work out of the same offices as National.

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


  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Total assets of PennRock increased $134.3 million or 15.2% since September 30 last year and by $69.0 million or 7.3% from year-end 2001. Loans grew $57.6 million or 10.9% from September last year. For the first nine months of 2002, loans increased $26.7 million or 4.8%. Most of the loan growth was in commercial real estate loans. Securities available for sale increased $75.8 million or 29.1% from September last year and by $33.1 million or 10.9% since year-end. Most of the securities growth was in short duration mortgage-backed securities. Deposits increased $100.4 million or 15.6% from last year and by $79.7 million or 12.0% from year-end. Short-term borrowings increased $15.5 million or 48.6% from last year but decreased $29.5 million or 38.4% from year-end. Long-term debt increased $6.0 million.

  Net income for the current quarter was $3.0 million or $.44 per share compared with $3.0 million or $.43 per share for the third quarter of 2001, an increase of $40,000 or 1.3%. Dividends paid in the third quarter of 2002 totaled $1.3 million or $.19 per share and $1.2 million or $.17 per share for the third quarter of 2001.

  For the first nine months of 2002, net income totaled $9.5 million or $1.37 per share compared with $9.0 million or $1.31 per share for the first nine months of 2001, an increase of 5.6%. Net interest income increased $3.2 million, non-interest income excluding security gains increased $1.4 million and non-interest expenses increased $2.1 million. Dividends of $4.0 million or $.59 per share were paid in the first nine months of 2002 compared with $3.5 million or $.52 per share in 2001. The dividend payout ratio was 42% in 2002 and 40% in 2001.

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

  Table 1 presents net interest income on a fully taxable equivalent basis for the third quarter and first nine months of 2002 and 2001. For the third quarter of 2002, net interest income on a fully taxable equivalent basis totaled $8.4 million, an increase of $86,000 or 1.0% from $8.3 million earned for the same period of 2001. For the first nine months of 2002 and 2001, net interest income on a fully taxable equivalent basis totaled $26.5 million and $23.8 million, respectively, an increase of $2.6 million or 11.1%.



TABLE 1 - NET INTEREST INCOME
                                Three Months Ended       Nine Months Ended
(Amounts in thousands)             September 30,           September 30,
                               --------------------     --------------------
                                  2002        2001         2002       2001
                                --------    --------     --------   --------
Total interest income           $13,769     $15,309      $42,662    $47,406
Total interest expense            5,845       7,734       17,923     25,889
                                -------     -------     --------   --------
Net interest income               7,924       7,575       24,739     21,517
Tax equivalent adjustment           466         729        1,735      2,322
                                -------     -------     --------   --------
Net interest income
  (fully taxable equivalent)    $ 8,390     $ 8,304      $26,474    $23,839
                                =======     =======     ========   ========

  Table 2 presents the average balances, taxable equivalent interest income and expense and rates for PennRock's assets and liabilities for the three and nine months ended September 30, 2002 and 2001.

  Net interest income for the first nine months of 2002 benefited from increases in both the interest rate spread and margin relative to the same period last year. Although the yield on earning assets declined in 2002 compared with 2001, the drop in PennRock's cost of funds was greater. Although net interest income increased by $86,000, both the interest rate spread and margin declined during the third quarter of 2002 compared with the third quarter of 2001 as the yield on earning assets declined more than the cost of funds.



TABLE 2 - AVERAGE BALANCES, RATES, AND INTEREST INCOME AND EXPENSE
(Taxable equivalent basis)
                                             Three Months Ended September 30,
(Amounts in thousands)            --------------------------------------------------
                                             2002                       2001
                                   ------------------------  -----------------------
                                   Average            Yield/  Average           Yield/
                                   Balance   Interest  Rate   Balance  Interest  Rate
                                  --------   -------- ------- -------- -------- ------
ASSETS
Interest earning assets:
 Short-term investments            $ 12,484  $    56   1.78%  $ 15,008  $  129   3.41%
 Mortgages held for sale              1,332       33   9.83%     2,618      61   9.24%
 Securities available for sale      319,674    3,523   4.37%   285,111   4,924   6.85%
 Loans:
   Mortgage                         331,369    6,394   7.66%   295,517   6,258   8.40%
   Commercial                       157,794    2,650   6.66%   141,298   2,871   8.06%
   Consumer                          80,733    1,579   7.76%    82,307   1,795   8.65%
                                   --------  -------          -------- -------
   Total loans                      569,896   10,623   7.40%   519,122  10,924   8.35%
                                   --------  -------          -------- -------
 Total earning assets               903,386   14,235   6.25%   821,859  16,038   7.74%
Other assets                         86,275  -------            73,918 -------
                                   --------                   --------
                                   $989,661                   $895,777
                                   ========                   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
 Demand                            $214,023      896   1.66%  $163,082   1,236   3.01%
 Savings                             74,614      276   1.47%    58,986     295   1.98%
 Time                               337,396    2,702   3.18%   336,807   4,152   4.89%
                                   --------  -------          -------- -------
 Total interest bearing deposits    626,033    3,874   2.46%   558,875   5,683   4.03%
Short-term borrowings                28,885       90   1.24%    29,897     207   2.75%
Long-term debt                      125,566    1,881   5.94%   121,000   1,844   6.05%
                                   --------  -------          -------- -------
Total interest bearing liabilities  780,484    5,845   2.97%   709,772   7,734   4.32%
Non-interest bearing deposits       112,456  -------            99,181 -------
Other liabilities                    10,994                     10,152
Stockholders' equity                 85,727                     76,672
                                   --------                    -------
Total liabilities and stockholders'
 equity                            $989,661                   $895,777
                                   ========                   ========
Net interest income                          $ 8,390                   $ 8,304
                                             =======                   =======
Interest rate spread                                   3.28%                     3.42%
                                                       ======                   ======
Net interest margin                                    3.68%                     4.01%
                                                       ======                   ======



TABLE 2 - AVERAGE BALANCES, RATES, AND INTEREST INCOME AND EXPENSE (Continued)
(Taxable equivalent basis)
                                             Nine Months Ended September 30,
(Amounts in thousands)            --------------------------------------------------
                                             2002                       2001
                                   ------------------------  -----------------------
                                   Average            Yield/  Average           Yield/
                                   Balance   Interest  Rate   Balance  Interest  Rate
                                  --------   -------- ------- -------- -------- ------
ASSETS
Interest earning assets:
 Short-term investments            $  6,037  $    84   1.86%  $ 10,755 $   329   4.09%
 Mortgages held for sale              2,097      139   8.86%     2,479     163   8.79%
 Securities available for sale      312,090   12,263   5.25%   307,059  16,339   7.11%
 Loans:
   Mortgage                         327,485   19,170   7.83%   285,173  18,179   8.52%
   Commercial                       157,791    7,919   6.71%   140,605   9,161   8.71%
   Consumer                          80,519    4,822   8.01%    83,317   5,556   8.92%
                                   --------  -------          -------- -------
   Total loans                      565,795   31,911   7.54%   509,388  32,896   8.64%
                                   --------  -------          -------- -------
 Total earning assets               886,019   44,397   6.70%   829,388  49,728   8.02%
Other assets                         84,743  -------            67,846 -------
                                   --------                   --------
                                   $970,762                   $897,234
                                   ========                   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
 Demand                            $211,546    2,929   1.85%  $141,459   3,336   3.15%
 Savings                             70,852      777   1.47%    56,274     835   1.98%
 Time                               312,999    8,108   3.46%   372,792  15,383   5.52%
                                   --------  -------          -------- -------
 Total interest bearing deposits    595,397   11,814   2.65%   570,525  19,554   4.58%
Short-term borrowings                51,577      599   1.55%    35,948   1,129   4.20%
Long-term debt                      122,539    5,510   6.01%   112,099   5,206   6.21%
                                   --------  -------          -------- -------
                                    769,513   17,923   3.11%   718,572  25,889   4.82%
Non-interest bearing deposits       108,958  -------            93,425 -------
Other liabilities                    10,364                      9,847
Stockholders' equity                 81,927                     75,390
                                   --------                   --------
Total liabilities and stockholders'
 equity                            $970,762                   $897,234
                                   ========                   ========
Net interest income                          $26,474                   $23,839
                                             =======                   =======
Interest rate spread                                   3.59%                     3.20%
                                                       ======                   ======
Net interest margin                                    3.99%                     3.84%
                                                       ======                   ======


PROVISION AND ALLOWANCE FOR LOAN LOSSES

  The provision for loan losses charged to earnings was $227,000 for both the third quarter of 2002 and 2001. The provision was $1.0 million for the first nine months of 2002 and 2001. The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. The adequacy of the allowance will be examined in light of past loan loss experience, current economic conditions, volume of non-performing and delinquent loans and other relevant factors. The allowance is established at a level considered by management to be adequate to absorb potential future losses contained in the portfolio and is monitored on a continuous basis with independent formal reviews conducted semiannually. The allowance is increased by provisions charged to expense and decreased by net charge-offs. Table 3 reflects an analysis of the allowance for loan losses for the third quarter and first nine months of 2002 and 2001.



TABLE 3 - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                                           Three Months Ended     Nine Months Ended
(Amounts in thousands)                        September 30,         September 30,
                                           -------------------    ------------------
                                            2002        2001       2002        2001
                                          --------    --------   --------   --------
Balance, beginning of period               $7,776      $6,711     $7,262      $5,973
Provision charged to operating expense        227         227      1,046       1,047

Total loans charged off                    (1,665)       (115)    (2,017)       (454)
Total recoveries                               38          26         85         283
                                          -------     -------    -------     -------
Net charge-offs                            (1,627)        (89)    (1,932)       (171)
                                          -------     -------    -------     -------
Balance, end of period                     $6,376      $6,849     $6,376      $6,849
                                          =======     =======    =======     =======
Total loans:
  Average                                $574,832    $520,560   $569,638    $511,940
  Period-end                              587,737     528,858    587,737     528,858

Ratios:
  Net charge-offs to
    average loans (annualized)               1.13%       0.07%      0.45%       0.04%
  Allowance for loan losses to
    period-end loans                         1.08%       1.30%      1.08%       1.30%



NON-PERFORMING ASSETS

  Table 4 reflects PennRock's non-performing assets at September 30, 2002, December 31, 2001 and September 30, 2001. PennRock's policy is to discontinue the accrual of interest on loans for which the principal or interest is past due 90 days or more unless the loan is well secured and corrective action has begun or the loan is in the process of collection.
  When a loan is placed on non-accrual status, any unpaid interest is charged against income. Other real estate owned represents property acquired through foreclosure.



TABLE 4 - NON-PERFORMING ASSETS
                                     September 30, December 31, September 30,
(Amounts in thousands)                   2002          2001          2001
                                      ----------     ---------   -----------
Non-accrual loans                         $2,646        $  692        $1,399
Loans accruing but 90 days past due
  as to principal or interest                884           476           669
                                      ----------     ---------    ----------
Total non-performing loans                 3,530         1,168         2,068
Other real estate owned                      429           208           139
                                       ---------     ---------     ---------
Total non-performing assets               $3,959        $1,376        $2,207
                                       =========     =========     =========
Ratios:
  Non-accrual loans to total loans          0.60%         0.21%         0.39%
  Non-accrual loans to total loans and
    other real estate owned                 0.67%         0.25%         0.42%
  Allowance for loan losses to
    non-performing loans                  180.62%       621.75%       331.19%



  Total non-performing loans increased $1.5 million from September 30 last year and by $2.4 million from year end. The large increase in non-accrual loans since year-end 2001 primarily represents the balance owed for the financing of a commercial equipment lease to a lessee that declared bankruptcy in the first quarter of 2002. The leased equipment has been recovered and is being refurbished for sale. While the exact amount of recovery that PennRock may receive is not known, during the third quarter of 2002, management charged-off $1.5 million of this lease as unlikely to be realized.
  Management increased the provision for loan losses in the fourth quarter of 2002.

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

  Total deposits increased $100.4 million or 15.6% since September last year and by $79.7 million or 12.0% from year-end. Although most of the deposit growth during 2001 was in non-maturity deposits (which consists of all deposits other than time deposits), during 2002 non-maturity deposit growth has slowed while time deposit growth increased.

  Table 5 reflects the changes in the major classifications of deposits and borrowed funds by comparing the balances at the end of the third quarter of 2002 with year-end and the third quarter of 2001.


TABLE 5 - DEPOSITS AND BORROWED FUNDS BY MAJOR CLASSIFICATION
(Amounts in thousands)
                                 September 30, December 31,  September 30,
                                      2002         2001          2001
                                  -----------   -----------   -----------
Non-interest bearing                 $114,015     $108,529      $101,424
NOW accounts                           40,494       40,936        35,935
Money market deposit accounts         174,151      160,590       138,183
Savings accounts                       74,421       63,966        60,190
Time deposits under $100,000          327,303      253,757       284,086
                                    ---------    ---------     ---------
Total core deposits                   730,384      627,778       619,818
Time deposits of $100,000 or more      13,037       35,916        23,238
                                    ---------    ---------     ---------
Total deposits                        743,421      663,694       643,056
Short-term borrowings                  47,285       76,754        31,823
Long-term debt                        127,000      121,000       121,000
                                    ---------    ---------     ---------
Total deposits and borrowed funds    $917,706     $861,448      $795,879
                                    =========    =========     =========



CAPITAL RESOURCES

  Total stockholders' equity increased $8.7 million or 11.2% from September 30, 2001 and by $8.4 million or 10.7% since year end. Stockholders' equity is impacted by changes in the unrealized market gains and losses of the securities available for sale portfolio, net of deferred taxes and is shown on the consolidated balance sheets as a component of stockholders' equity as accumulated other comprehensive loss, net of tax. This portfolio had net unrealized losses in each period presented. The net unrealized loss declined by $1.6 million from September 30, 2001 and by $3.3 million from year-end 2001. The net unrealized gains and losses of the securities available for sale portfolio are excluded from computations of regulatory ratios.

  Table 6 shows PennRock's capital resources as of September 30, 2002, December 31 and September 30, 2001. PennRock and its subsidiary bank exceed all minimum capital guidelines.



TABLE 6 - CAPITAL RESOURCES
                                      September 30, December 31, September 30,
                                           2002         2001          2001
                                      -------------  -----------  -------------
  Leverage ratio:
   Total capital to total
     average assets                         8.82%        9.21%         8.91%
   Tier 1 capital to total
     average assets                         8.17%        8.40%         8.13%
  Risk-based capital ratios:
   Tier 1 capital to risk weighted
     assets                                10.78%       10.68%        11.04%
   Total capital to risk weighted
     assets                                11.64%       11.71%        12.08%


Item 4. Controls and Procedures

  Within 90 days prior to the date of this report, PennRock's Chief Executive Officer and Chief Financial Officer, with the assistance of other members of the management team, carried out an evaluation of the effectiveness of the design and operation of PennRock's disclosure controls and procedures. The term "disclosure controls and procedures" as defined in SEC Rule 13a-14(c) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that PennRock's disclosure controls and procedures are effective in all material respects.

  There have been no significant changes to PennRock's internal controls or in other factors that could significantly affect our internal controls.

                          PART II.  OTHER INFORMATION
                          ---------------------------
                    For the Quarter ended September 30, 2002

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


  (b) Reports on Form 8-K: From July 1, 2002 to the date of this Report, PennRock filed two Current Reports on Form 8-K.

      A current report on Form 8-K dated July 9, 2002 was filed with the Securities and Exchange Commission on or about July 10, 2002. The report was filed under Item 5 - "Other Events" and disclosed that on July 9, 2002 the Company had declared a 10% stock dividend to all shareholders of record on July 23, 2002 payable on August 13, 2002.

      A current report on Form 8-K dated October 31, 2002 was filed with the Securities and Exchange Commission on or about October 31, 2002. The report was filed under Item 5 - "Other Events" and disclosed that on October 31, 2002 the Company completed the acquisition of Pension Consulting Services, Inc., a third party retirement plan administrator.

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


Date: November 14, 2002       By:  /s/ Melvin Pankuch
-----------------------       -----------------------------------------------
                                   Melvin Pankuch
                                   Executive Vice President and
                                   Chief Executive Officer

Date: November 14, 2002       By:  /s/ George B. Crisp
------------------------      -----------------------------------------------
                                   George B. Crisp
                                   Vice President and Treasurer
                                   (Principal Financial and Accounting Officer)

                                 Certifications
                                 --------------

Certification of Chief Executive Officer:

I, Melvin Pankuch, Executive Vice President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of PennRock Financial Services Corp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002       By:  /s/ Melvin Pankuch
-----------------------       -----------------------------------------------
                                   Melvin Pankuch
                                   Executive Vice President and
                                   Chief Executive Officer


Certification of Chief Financial Officer:

I, George B. Crisp, Vice President and Treasurer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of PennRock Financial Services Corp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002       By:  /s/ George B. Crisp
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

      (99)(a)          Certification of Chief Executive Officer and Chief
                       Financial Officer adopted pursuant to 18 U.S.C. Section
                       350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.