Form 10-K
period 2002-12-31
PENNROCK FINANCIAL SERVICES CORP
filed 2003-03-21
CIK 790988

                        PENNROCK FINANCIAL SERVICES CORP.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       Or

              | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-15040

                        PENNROCK FINANCIAL SERVICES CORP.
             (Exact name of registrant as specified in its charter)

              PENNSYLVANIA                               23-2400021
        (State of incorporation)            (IRS Employer Identification Number)

            1060 Main Street
         Blue Ball, Pennsylvania                           17506
(Address of principal executive offices)                 (Zip code)

Registrant's telephone number, including area code (717) 354-4541

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $2.50 per share
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K | |

The aggregate market value of the shares of Common Stock of the Registrant held by non-affiliates of the Registrant as of February 14, 2003 was $165.9 million.

As of February 14, 2003, there were 6,909,009 shares of Common Stock, Par Value $2.50 Per Share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Pertinent extracts from the Registrant's definitive Proxy Statement for its 2003 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission are incorporated into Part III of this report.

                       PENNROCK FINANCIAL SERVICES CORP.

                                TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----
PART I
    Item 1.    Business...................................................................................      3
    Item 2.    Properties.................................................................................     11
    Item 3.    Legal Proceedings..........................................................................     11
    Item 3A.   Executive Officers of the Registrant.......................................................     12
    Item 4.    Submission of Matters to a Vote of Security Holders........................................     12
PART II
    Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters......................     13
    Item 6.    Selected Financial Data....................................................................     14
    Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations......     15
    Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.................................     36
    Item 8.    Financial Statements and Supplementary Data................................................     40
    Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures......     65
PART III
    Item 10.   Directors and Executive Officers of the Registrant.........................................     65
    Item 11.   Executive Compensation.....................................................................     65
    Item 12.   Security Ownership of Certain Beneficial Owners and Management.............................     65
    Item 13.   Certain Relationships and Related Transactions.............................................     65
    Item 14.   Controls and Procedures....................................................................     65
PART IV
    Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K............................     66

SIGNATURES................................................................................................     68
    Certification of Chief Executive Officer as Adopted Pursuant to
       Section 302 of the Sarbanes-Oxley Act of 2002......................................................     69
    Certification of Chief Financial Officer as Adopted Pursuant to
       Section 302 of the Sarbanes-Oxley Act of 2002......................................................     70

FORWARD LOOKING STATEMENTS

In our Annual Report, we may include certain forward looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we must inform you that a variety of factors could cause PennRock's actual results and experiences to differ materially from the anticipated results or other expectations expressed in these forward looking statements. Our ability to predict the results or the effect of future plans and strategies is inherently uncertain. The risks and uncertainties that may affect the operations, performance, development and results of PennRock's business include:

-     Changes in market interest rates;

- Changes in monetary and fiscal policies of the U.S. Treasury and Federal Reserve;

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

                       PENNROCK FINANCIAL SERVICES CORP.

PENSION CONSULTING SERVICES, INC.

PennRock acquired Pension Consulting Services, Inc. ("PCS") on October 31, 2002. PCS is a third party administrator of retirement plans for nearly 1,000 small to medium sized businesses and professional corporations. All operations were relocated to Dresher, Pennsylvania and will work out of the same offices as National.

EMPLOYEES

PennRock has no employees. At year-end 2002, the Bank and PIGI employed 261 full-time and 66 part-time employees; National employed 20 full-time and 3 part-time employees; PCS employed 11 full-time and 2 part-time employees.

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

The National Advisory Group, Inc. and Pension Consulting Services, Inc., both located in Dresher, Montgomery County, Pennsylvania, offer asset management and retirement plan administration services throughout southeastern Pennsylvania, New Jersey and Delaware. Numerous financial institutions, accounting and law firms, as well as other corporations offer similar services as those provided by National and PCS in the greater Philadelphia metropolitan area.

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

                       PENNROCK FINANCIAL SERVICES CORP.

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

The Bank is a national bank and a member of the Federal Reserve System, and its deposits are insured (up to applicable limits) by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is subject to regulation and examination by the Office of the Comptroller of the Currency (the "OCC"), and to a much lesser extent, the Federal Reserve Board and the FDIC. The primary supervisory authority of the Bank is the OCC, who regularly examines the Bank. The OCC has authority to prevent a national bank from engaging in unsafe or unsound practices in conducting its business. The Bank is also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, limitations on the types of investments that may be made and the types of services that may be offered, and the activities of a bank with respect to mergers and consolidations and the establishment of branches.

As a subsidiary bank of a bank holding company, the Bank is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or its subsidiaries, or investments in the stock or other securities as collateral for loans. The Federal Reserve Act and Federal Reserve regulations also place certain limitations and reporting requirements on extensions of credit by a bank to principal shareholders of its parent holding company, among others, and to related interests of such principal shareholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a principal shareholder of a holding company may obtain credit from banks with which the subsidiary bank maintains a correspondent relationship.

Under the Federal Deposit Insurance Act, the OCC possesses the power to prohibit institutions regulated by it (such as the Bank) from engaging in any activity that would be an unsafe and unsound banking practice or would otherwise be in violation of the law.

Under the Community Reinvestment Act of 1977 (the "CRA"), the OCC is required to assess the record of all financial institutions regulated by it to determine if these institutions are meeting the credit needs of the community, including low and moderate income neighborhoods, which they serve and to take this record into account in its evaluation of any application made by any of such institutions for, among other things, approval of a branch or other deposit facility, office relocation, a merger or an acquisition of bank shares. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 amended the CRA to require, among other things, that the OCC make publicly available the evaluation of a bank's record of meeting the credit needs of its entire community, including low and moderate income neighborhoods. This evaluation will include a descriptive rating like "outstanding", "satisfactory", "needs to improve" or "substantial noncompliance" and a statement describing the basis for the rating. These ratings are publicly disclosed.

Under the Bank Secrecy Act, banks and other financial institutions are required to report to the Internal Revenue Service currency transactions of more than $10,000 or multiple transactions of which a bank is aware in any one day that aggregate in excess of $10,000. Civil and criminal penalties are provided under the Bank Secrecy Act for failure to file a required report, for failure to supply information required by the Bank Secrecy Act or for filing a false or fraudulent report.

CAPITAL ADEQUACY GUIDELINES AND THE PROMPT CORRECTIVE ACTION RULES

Bank holding companies are required to comply with the Federal Reserve Board's risk-based capital guidelines. The required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be "Tier 1 capital," consisting principally of common shareholders' equity, less certain intangible assets. The remainder ("Tier 2 capital") may consist of certain preferred stock, a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, and a limited amount of the general allowance for loan losses. The risk-based capital guidelines are

                       PENNROCK FINANCIAL SERVICES CORP.

required to take adequate account of interest rate risk, concentration of credit risk, and risks of nontraditional activities.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires that institutions must be classified, based on their risk-based capital ratios into one of five defined categories, as illustrated below, "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized".

                                                 Total Risk             Tier 1 Risk                 Tier 1
                                                Based Ratio             Based Ratio             Leverage Ratio
                                                -----------             -----------             --------------
Well capitalized                                  > 10.0%                  > 6.0%                  > 5.0%
Adequately capitalized                             > 8.0%                  > 4.0%                  > 4.0%
Undercapitalized                                   < 8.0%                  < 4.0%                  < 4.0%
Significantly undercapitalized                     < 6.0%                  < 3.0%                  < 3.0%
Critically undercapitalized                                                                        < 2.0%

In the event an institution's capital deteriorates to the undercapitalized category or below, FDICIA prescribes an increasing amount of regulatory intervention, including: the institution of a capital restoration plan and a guarantee of the plan by a parent institution; and the placement of a hold on increases in assets, number of branches or lines of business. If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and, in critically undercapitalized situations, appointment of a receiver. For well capitalized institutions, FDICIA provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe or unsound practices or receives a less than satisfactory examination report rating for asset quality, management, earnings or liquidity. All but well capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval. Under FDICIA, financial institutions are subject to increased regulatory scrutiny and must comply with certain operational, managerial and compensation standards to be developed by Federal Reserve Board regulations. FDICIA also requires the regulators to issue new rules establishing certain minimum standards to which an institution must adhere including standards requiring a minimum ratio of classified assets to capital, minimum earnings necessary to absorb losses and minimum ratio of market value to book value for publicly held institutions. Additional regulations are required to be developed relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth and excessive compensation, fees and benefits.

REGULATORY EXAMINATIONS AND INDEPENDENT AUDITS

Annual full-scope, on site regulatory examinations are required for all the FDIC-insured institutions except institutions with assets under $100 million which are well capitalized, well-managed and not subject to a recent change in control, in which case, the examination period is every 18 months. Banks with total assets of $500 million or more, as of the beginning of fiscal year 1993, are required to submit to their supervising federal and state banking agencies a publicly available annual audit report. The independent auditors of such banks are required to attest to the accuracy of management's report regarding the internal control structure of the bank. In addition, such banks also are required to have an independent audit committee composed of outside directors who are independent of management, to review with management and the independent accountants, the reports that must be submitted to the bank regulatory agencies. If the independent accountants resign or are dismissed, written notification must be given to the bank's supervising government banking agencies. These accounting and reporting reforms do not apply to an institution such as a bank with total assets at the beginning of its fiscal year of less than $500 million.

OTHER PROVISIONS OF FDICIA

FDICIA also requires that banking agencies reintroduce loan-to-value ratio regulations that were previously repealed by the 1982 Act. Loan-to-values limit the amount of money a financial institution may lend to a borrower, when the loan is secured by real estate, to no more than a percentage, set by regulation, of the value of the real estate.

A separate subtitle within FDICIA, called the "Bank Enterprise Act of 1991", requires "truth-in-savings" on consumer deposit accounts so that consumers can make meaningful comparisons between the competing claims of banks with regard to deposit accounts and products. Under this provision, a bank is required to provide information to depositors concerning the terms of their deposit accounts, and in particular, to disclose the annual percentage yield.

                       PENNROCK FINANCIAL SERVICES CORP.

REGULATORY RESTRICTIONS ON DIVIDENDS

The Bank may not, under the National Bank Act, declare a dividend without approval of the Comptroller of the Currency, unless the dividend to be declared by the Bank's Board of Directors does not exceed the total of:

       i.   the Bank's net profits for the current year to date, plus

      ii. its retained net profits for the preceding two current years, less any required transfers to surplus.

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

Under these policies and subject to the restrictions applicable to the Bank, the Bank could declare, during 2003, without prior regulatory approval, aggregate dividends of approximately $11.3 million, plus net profits earned to the date of such dividend declaration.

FDIC INSURANCE ASSESSMENTS

The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measures. Under the risk-related premium schedule, the FDIC assigns, on a semiannual basis, each depository institution to one of three capital groups (well-capitalized, adequately capitalized or undercapitalized) and further assigns such institution to one of three subgroups within a capital group. The institution's subgroup assignment is based upon the FDIC's judgment of the institution's strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to measuring the risk posed by the institution. Only institutions with:

        i.  a total capital to risk-adjusted assets ratio of 10% or greater;

       ii.  a Tier 1 capital to risk-based assets ratio of 6% or greater; and

      iii.  a Tier 1 leverage ratio of 5% or greater,

are assigned to the well-capitalized group. As of December 31, 2002, the Bank was well capitalized for purposes of calculating insurance assessments.

The Bank Insurance Fund is presently fully funded at more than the minimum amount required by law. Accordingly, the 2003 Bank Insurance Fund assessment rates range from zero for those institutions with the least risk, to $0.027 for every $100 of insured deposits for institutions deemed to have the highest risk. The Bank is in the category of institutions that presently pay nothing for deposit insurance. The FDIC adjusts the rates every six months. The FDIC has indicated that it is possible that all banks will again be required to pay deposit insurance premiums in the future if the current trend of the size of the insurance funds relative to all insured deposits continues.

While the Bank presently pays no premiums for deposit insurance, it is subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. The FDIC sets the Financing Corporation assessment rate every quarter. The Financing Corporation assessment for the Bank for the first quarter of 2003 is an annual rate of $.0168 for each $100 of deposits.

THE GRAMM-LEACH-BLILEY ACT

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

                       PENNROCK FINANCIAL SERVICES CORP.

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

In addition to the foregoing provisions of the new law that make major changes to the federal banking laws, the new legislation also makes a number of additions and revisions to numerous federal laws that affect the business of banking. For example, there is now a federal law on privacy with respect to customer information held by banks. The federal banking regulators have adopted rules implementing the new law regarding privacy for customer information. Banks must:

        i.  establish a disclosure policy for non-public customer information;

       ii.  disclose the policy to their customers; and

      iii. give their customers the opportunity to object to non-public information being disclosed to a third party.

Also, the Community Reinvestment Act has been amended by the new law to provide that small banks (those under $250 million in assets) that previously received an "outstanding" on their last CRA exam will not have to undergo another CRA exam for five years or for four years if their last exam was "satisfactory." In addition, any CRA agreement entered into between a bank and a community group must be disclosed, with both the bank and the group receiving any grants from the bank detailing the amount of funding provided and what it was used for. The new law also requires a bank's policy on fees for transactions at ATM machines by non-customers to be conspicuously posted on the ATM. A number of other provisions affecting other general regulatory requirements for banking institutions were also adopted.

RECENT REGULATORY DEVELOPMENTS

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

                       PENNROCK FINANCIAL SERVICES CORP.

In July 2002, federal regulators proposed rules to implement Section 326 of the USA PATRIOT Act requiring financial institutions to establish procedures for identifying and verifying the identity of customers. Although these regulations have not yet been finalized, the proposed rules establish minimum standards for financial institutions to follow:

        i. implement procedures to verify the identity of persons seeking to open an account;

       ii. maintain records of the information used to verify a person's identity; and

      iii. determine whether the person appears on any governmental agency list of known or suspected terrorists or terrorist organizations.

PennRock has implemented and continues to implement procedures to comply with these new standards.

In July 2002, the Department of Housing and Urban Development proposed rules to reform the regulatory requirements under the Real Estate Settlement and Procedures Act that would

        i. change the way compensation to mortgage brokers is disclosed to consumers;

       ii.  revise the Good Faith Estimate settlement cost disclosure; and

      iii. remove regulatory barriers to permit an option for consumers with guaranteed packages of settlement services and mortgages.

These rules have not been finalized.

THE SARBANES-OXLEY ACT

On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 in response to public concerns regarding corporate accountability in connection with recent high visibility accounting scandals. The stated goals of the Sarbanes-Oxley Act are to:

        i.  increase corporate responsibility;

       ii. provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies; and

      iii. protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

The Sarbanes-Oxley Act is the most far-reaching U.S. securities legislation enacted in some time. The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission ("the SEC") under the Securities Exchange Act of 1934 ("the Exchange Act").

The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulations of the accounting profession and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

The Sarbanes-Oxley Act addresses among other matters:

         i. audit committees;

        ii. certification of financial statements by the chief executive officer and chief financial officer;

       iii. the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

        iv. a prohibition on insider trading during pension black-out periods;

         v. disclosure of off-balance sheet transactions;

        vi. a prohibition on personal loans to directors and officers unless subject to the provision of Regulation O;

       vii. expedited filing requirements for Form 4s;

      viii. disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

        ix. "real time" filing of periodic reports;

         x. the formation of a public accounting oversight board;

        xi. auditor independence; and

       xii. various increased criminal penalties for violations of securities laws.

                       PENNROCK FINANCIAL SERVICES CORP.

Since PennRock's stock is listed on the Nasdaq National Market, we are subject to regulations established by Nasdaq. In response to the Sarbanes-Oxley Act, the Nasdaq has proposed the following rules relative to corporate governance:

         i. Require shareholder approval for the adoption of all stock option plans and for any material modification of such plans;

        ii. Prohibit loans to officers and directors through the adoption of a Nasdaq rule that mirrors the Act;

       iii. Require a majority of independent directors on the board;

        iv. Require a regularly convened executive session of the independent directors;

         v. Require that a company's audit committee of the board of directors review and approve all related-party transactions;

        vi. Prohibit an independent director from receiving any payments in excess of $60,000 other than for board services, and extend such prohibition to the receipt of payments by a non-employee family member of the director. An audit committee member may not receive any compensation except for board or committee service;

       vii. Prohibit former partners or employees of the outside auditors who worked on a company's audit engagement from being deemed independent;

      viii. Apply a three-year "cooling off" period to directors who are not independent due to:

            a.    interlocking compensation committees;

            b. the receipt by the director or a family member of the director of any payments in excess of $60,000 other than for board service; or

            c.    having worked on the company's audit engagement;

        ix. Prohibit directors from serving on the audit committee in the event they are deemed an affiliated person of the issuer or any subsidiary;

         x. Require independent director approval of director nominations;

        xi. Require independent director approval of CEO compensation, either by an independent compensation committee or by a majority of the independent directors;

       xii. Require that audit committees have the sole authority to appoint, determine funding for, and oversee the outside auditors;

      xiii. Require that audit committees approve, in advance, the provision by the auditor of all permissible non-audit services;

       xiv. Require that audit committees have the authority to engage and determine the funding for independent counsel and other advisors;

        xv. Require that the audit committee establish procedures for the receipt, retention and treatment of complaints received by the issuer and ensure that such complaints are treated confidentially and anonymously;

       xvi. Require that in selecting the financial expert necessary for compliance with the Nasdaq audit committee composition requirements, issuers consider whether a person has, through education and experience as a public accountant or auditor or a principal financial officer, controller or principal accounting officer of an issuer or from a position involving the performance of similar functions, sufficient financial expertise in the accounting and auditing areas;

      xvii. Require that all audit committee members be able to read and understand financial statements at the time of their appointment rather than "within a reasonable period of time" thereafter;

     xviii. Require continuing education for all directors, pursuant to rules to be developed by the Nasdaq Listing and Hearing Review Council;

       xix. Require all companies to have a code of conduct addressing, at a minimum, conflicts of interest and compliance with applicable laws, rules and regulations, with an appropriate compliance mechanism and disclosure of any waivers to executive officers and directors. Only independent directors can grant waivers. The code of conduct must be publicly available;

       xx. Harmonize the Nasdaq rule on the disclosure of material information with the SEC's Regulation FD so that issuers may use Regulation FD compliant methods such as conference calls, press conferences and web casts, so long as the public is provided adequate notice (generally by press release) and granted access.

The Sarbanes-Oxley Act contains provisions that became effective upon enactment on July 30, 2002, and provisions that will become effective from within 30 days to one year from enactment. The SEC has been delegated the task of enacting rules to implement various of the provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restriction on, the business of PennRock or the Bank. It cannot be predicted whether any such legislation will be adopted or, if adopted, how such legislation would affect the business of PennRock or the Bank.

                       PENNROCK FINANCIAL SERVICES CORP.

As a consequence of the extensive regulation of commercial banking activities in the United States, PennRock's business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business.

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

BLUE BALL NATIONAL BANK

The principal executive office and main banking office is located in Blue Ball, Pennsylvania. An operations center, also located in Blue Ball, Pennsylvania, accommodates the Bank's data processing, accounting, human resource, and loan and deposit operations departments. These and 15 of the Bank's full service community offices are owned free and clear of any indebtedness. The land on which six of the branch offices are located is leased. The net book value of the Bank's premises and equipment as of December 31, 2002 is $16.3 million.

THE NATIONAL ADVISORY GROUP, INC.

National's offices are located in Dresher, Pennsylvania. All real estate is leased.

PENSION CONSULTING SERVICES, INC.

PCS's offices are located in Dresher, Pennsylvania. All real estate is leased.

ITEM 3. LEGAL PROCEEDINGS

Various legal actions or proceedings are pending involving PennRock or its subsidiaries. Management believes that the aggregate liability or loss, if any, will not be material.

                       PENNROCK FINANCIAL SERVICES CORP.

ITEM 3A. EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of all of the executive officers of PennRock as of February 14, 2003, are listed below, along with the positions with PennRock and Blue Ball National Bank held by each of them during the past five years. The Board of Directors elects officers annually.

                                                                     POSITION AND EXPERIENCE
           NAME                   AGE                                  DURING PAST 5 YEARS
----------------------------    --------     -----------------------------------------------------------------
Norman Hahn                       66         PennRock Financial Services Corp.:
                                               Chairman of the Board (January 1991 to date)
                                             Blue Ball National Bank:
                                               Chairman of the Board (January 1991 to date)

Glenn H. Weaver                   68         PennRock Financial Services Corp.:
                                               President (April 1989 to date)

Robert K. Weaver                  54         PennRock Financial Services Corp.:
                                               Secretary (March 1986 to date)
                                             Blue Ball National Bank:
                                               Secretary (1977 to date)

Melvin Pankuch                    63         PennRock Financial Services Corp.:
                                               Executive Vice President and Chief Executive Officer
                                               (April 1989 to date)
                                             Blue Ball National Bank:
                                               President and Chief Executive Officer (April 1988 to date)

George B. Crisp                   55         PennRock Financial Services Corp.:
                                               Vice President and Treasurer (April 1989 to date)
                                             Blue Ball National Bank:
                                               Senior Vice President - Operations (July 1993 to date)
                                               Chief Financial Officer (July 1987 to date)

Joseph C. Spada                   52         Blue Ball National Bank:
                                               Senior Vice President - Banking Sales/Service (July 1993 to date)

Michael H. Peuler                 52         Blue Ball National Bank:
                                               Senior Vice President - Financial Services (April 1995 to date)
                                               Vice President - Financial Services (June 1993 to April 1995)
                                             The National Advisory Group, Inc.
                                               President and Chief Executive Officer (March 2001 to date)
                                             Pension Consulting Services, Inc.
                                               President and Chief Executive Officer (October 2002 to date)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the 4th quarter of 2002.

                       PENNROCK FINANCIAL SERVICES CORP.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PennRock's common stock trades on the Nasdaq National Market under the symbol PRFS. The price of PennRock's stock ranged from $19.96 to $32.00 in 2002 and closed the year at $27.75. The price ranged from $11.80 to $20.91 in 2001 and closed the year at $20.22. The book value per share was $12.59 as of December 31, 2002 and $11.30 as of December 31, 2001. All per share data have been restated for a 5% stock dividend paid in 2001 and a 10% stock dividend paid in 2002. The prices listed below represent the high, low and quarter ending prices for stock trades reported during each quarter.

                                                                      Quarter        Per Share
                                        High           Low              End          Dividend
                                    -----------    -----------     ------------    ------------
2002
FIRST QUARTER                          $25.45         $19.96           $25.45          $0.18
SECOND QUARTER                          31.00          25.23            29.73           0.19
THIRD QUARTER                           32.00          28.12            29.00           0.19
FOURTH QUARTER                          29.66          26.34            27.75           0.20

2001
First quarter                          $13.85         $11.80           $13.20          $0.16
Second quarter                          17.75          12.99            17.54           0.17
Third quarter                           20.91          16.27            20.17           0.17
Fourth quarter                          20.23          18.46            20.22           0.19

PennRock maintains a Dividend Reinvestment Plan for eligible shareholders who elect to participate in the Plan. A copy of the Prospectus for this Plan may be obtained by writing to:

       Shannan B. Guthrie, Investor Relations Officer
       PennRock Financial Services Corp.
       P.O. Box 580
       Blue Ball, PA  17506

Copies of PennRock's Annual Report on Form 10-K, as well as all other reports and forms filed with the Securities and Exchange Commission by PennRock, are available without charge on the company's web site at www.pennrock.com, or by writing to Shannan B. Guthrie, Investor Relations Officer at the address listed directly above.

Registrar/Transfer Agent:

       American Stock Transfer and Trust  (800) 937-5449
       59 Maiden Lane
       New York, NY 10038

Nasdaq Market Makers:

      As of December 31, 2002, the following firms made a market in PennRock's common stock:

           F.J. Morrissey & Co., Inc.  (800) 842-8928
           Ferris, Baker, Watts, Inc.  (800) 638-7411
           Janney Montgomery LLC       (717) 293-4100
           RBC Dain Rauscher           (800) 456-9234

Independent Auditors:

       Simon Lever & Company

                       PENNROCK FINANCIAL SERVICES CORP.

ITEM 6. SELECTED FINANCIAL DATA

In thousands, except share and per share data

                                          2002          2001          2000          1999          1998
                                       ----------    ----------    ----------    ----------    ----------
FOR THE YEAR:
Interest income                        $   57,142    $   62,274    $   64,234    $   54,783    $   50,643
Interest expense                           23,283        32,366        37,073        28,137        25,458
Net interest income                        33,859        29,908        27,161        26,646        25,185
Provision for loan losses                   1,750         1,548         3,076         1,026         1,225
Non-interest income                        11,144        11,030         7,315         6,159         5,087
Non-interest expense                       27,447        25,282        20,280        18,566        17,451
Net income                                 13,226        12,067         9,546        10,710         9,615

Per share:
  Net income - Basic                         1.90          1.74          1.38          1.55          1.37
  Net income - Diluted                       1.88          1.73          1.38          1.55          1.37
  Cash dividends                             0.76          0.69          0.60          0.54          0.52
  Book value as of year-end                 12.59         11.30         10.59          8.37          9.65
  Market value as of year-end               27.75         20.22         12.12         15.48         19.91
Number of shares outstanding            6,909,337     6,936,580     6,856,532     6,861,797     6,937,906

AS OF YEAR-END:
Securities                             $  304,814    $  303,334    $  323,556    $  309,462    $  273,722
Loans                                     602,840       558,369       501,140       461,179       407,930
Earning assets                            915,749       860,957       841,940       766,714       683,671
Total assets                            1,008,589       948,938       910,950       842,446       730,531
Total deposits                            743,262       663,694       682,994       631,415       550,046
Short-term borrowings                      40,363        76,754        54,175        53,207        13,780
Long-term debt                            127,000       121,000        91,000        90,000        90,700
Stockholders' equity                       86,978        78,404        72,598        59,233        66,911
Full-time equivalent employees                335           321           276           271           255

SELECTED RATIOS:
Return on average assets                     1.34%         1.34%         1.09%         1.37%         1.39%
Return on average equity                    15.86%        15.80%        14.93%        16.39%        14.86%
Efficiency ratio                            58.10%        59.28%        55.90%        54.03%        53.74%
Net interest margin (tax equivalent)         3.98%         3.95%         3.71%         4.02%         4.36%
Total capital to average assets              8.64%         9.21%         8.86%         9.01%         9.96%
Total capital to risk-weighted
  assets                                    11.57%        11.71%        12.45%        12.80%        14.77%
Price to earnings (x)                       14.61         11.59          8.78          9.99         14.53
Market to book value (x)                     2.20          1.79          1.15          1.85          2.06
Allowance for loan losses to loans           1.17%         1.30%         1.19%         1.20%         1.20%
Non-performing loans to loans                0.41%         0.21%         0.85%         0.43%         0.33%
Dividend payout ratio                       40.49%        39.70%        43.66%        34.52%        37.70%

                       PENNROCK FINANCIAL SERVICES CORP.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following section presents management's discussion and analysis of the financial condition and results of operations of PennRock Financial Services Corp., a bank holding company ("PennRock"), its subsidiaries, The National Advisory Group, Inc. ("National"), Pension Consulting Services, Inc. ("PCS") and Blue Ball National Bank ("the Bank"), and the Bank's subsidiary, PennRock Insurance Group, Inc. ("PIGI"). This discussion and analysis is presented to assist the reader in understanding and evaluating the financial condition, results of operations and future prospects of PennRock and should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere in this Annual Report.

PennRock's results of operations are dependent primarily on its net interest income, which is the difference between the interest earned on its assets (primarily its loan and securities portfolios) and its cost of funds, which consists of the interest paid on its deposits and borrowings. PennRock's results of operations are also affected by its provision for loan losses as well as non-interest income, non-interest expenses and income tax expense. Non-interest expenses consist of salaries and benefits, occupancy and equipment expenses, advertising and marketing, data processing, insurance, professional fees, telecommunications and other operating expenses. Results of operations are also dependent on the dollar volume and asset quality of PennRock's loans and investments.

The results of PennRock's operations, like those of other financial institutions, are affected by our asset and liability management policies, as well as factors beyond our control, such as general economic conditions and the monetary and fiscal policies of the federal government. Lending activities are affected by the demand for commercial and mortgage financing and other types of loans, and are thus influenced by interest rates and other economic factors. Deposit flows and costs of funds are influenced by yields available on competing banking and non-banking investments and by general market rates of interest.

OVERVIEW

During 2002, PennRock recorded net income of $13.2 million, an increase of $1.2 million or 10% over 2001. Basic and diluted earnings per share for the year were $1.90 and $1.88, respectively, as compared to $1.74 and $1.73, respectively, for 2001. Net income was $9.5 million or $1.38 per share in 2000. Return on average assets was 1.34% in both 2002 and 2001, and 1.09% in 2000. Return on average equity was 15.86% in 2002, 15.80% in 2001 and 14.93% in 2000.

Assets grew $59.7 million to $1.008 billion, an increase of 6.3% from 2001. Average earning assets increased $71.5 million or 8.6% during 2002, while average interest bearing liabilities grew $62.6 million or 8.7%. The average yield on earning assets decreased 129 percentage points from 7.86% in 2001 to 6.57% in 2002. The average yield on paying liabilities decreased 153 percentage points from 4.52% in 2001 to 2.99% in 2002. PennRock's net interest income on a fully taxable equivalent basis increased $3.4 million or 10.3% during 2002 and $2.5 million or 8.5% in 2001. The net interest margin was 3.98% in 2002, 3.95% in 2001 and 3.71% in 2000.

The provision for loan losses increased from $1.5 million in 2001 to $1.8 million in 2002. The provision for loan losses was $3.1 million in 2000.

Non-interest income from sources other than realized securities gains increased $1.3 million or 13.5% in 2002 compared with an increase of $3.7 million or 64.6% in 2001 and an increase of $1.1 million or 24.8% in 2000. With the exception of realized gains on securities, all sources of non-interest income increased in 2002 over 2001 as well as in 2001 over 2000.

Non-interest expenses increased $2.2 million or 8.6% in 2002. Non-interest expenses increased $5.0 million or 24.7% in 2001 and $1.7 million or 9.2% in 2000.

CRITICAL ACCOUNTING POLICIES

PennRock's financial position and results of operations are impacted by management's application of accounting policies involving judgments made to arrive at the carrying value of certain assets. Management's greatest challenge in implementing its policies is the need to make estimates about the effect of matters that are inherently

                       PENNROCK FINANCIAL SERVICES CORP.

less than certain. For a detailed discussion of PennRock's significant accounting policies, see Note 1: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements. A material estimate that is susceptible to significant change is the determination of the allowance for loan losses. Estimates of the amount of the allowance for loan losses and the placement of loans on non-accrual status both affect the carrying amount of the loan portfolio.

The allowance for loan losses is a difficult subjective judgment that management must make regarding the loan portfolio, and is established and maintained at levels that management believes are adequate to cover losses resulting from the inability of borrowers to make required payments on loans. To estimate loan losses, we analyze:

         i. historical loan losses;

        ii. current trends in delinquencies and charge-offs;

       iii. plans for problem loan administration and resolution;

        iv. the views of regulators;

         v. changes in the size and composition of the loan portfolio;

        vi. peer group information;

       vii. the economic climate and direction;

      viii. increases or decreases in overall lending rates;

        ix. political conditions;

         x. legislation directly or indirectly impacting the banking industry;
            and

        xi. economic conditions affecting specific geographical areas in which PennRock conducts business.

Where there is a question as to the impairment of a specific loan, management obtains valuations of the property or collateral securing the loan, and current financial information of the borrower, including financial statements, when available. Since the calculation of appropriate loan loss allowances relies on management's estimates and judgments relating to inherently uncertain events, actual results may differ from these estimates. The American Institute of Certified Public Accountants is preparing further guidance for calculating the allowance for loan losses. Implementation of that guidance could result in an adjustment to the allowance. For a more detailed discussion on the allowance for loan losses, see Allowance For Loan Losses under the discussion of Financial Condition in Item 7 of this report and Allowance for Loan Losses in Note 1:
Summary of Significant Accounting Policies and Note 6: Allowance for Loan Losses in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is the amount by which interest income on loans, investments and other earning assets exceeds interest paid on deposits, borrowings and other interest bearing liabilities. Net interest income is the primary source of revenue for PennRock. The amount of net interest income earned is affected by changes in interest rates and the balances of the various types of earning assets and interest bearing liabilities. For comparative purposes, and throughout this discussion unless otherwise noted, net interest income and corresponding yields are shown on a taxable equivalent basis. This adjustment will give effect to the interest earned on tax-exempt loans and investments by an amount equivalent to the federal income taxes, which would have been paid if the income received on these assets were taxable at the statutory rate of 35% for 2002 and 34% for 2001, and 2000.

Net interest income is the product of the volume of average earning assets and the average rates earned on them, less the volume of average interest bearing liabilities and the average rates paid on them. Table 1 presents average balances, taxable equivalent interest income and expense and rates for PennRock's assets and liabilities for the years ended December 31, 2002, 2001 and 2000.

                       PENNROCK FINANCIAL SERVICES CORP.

TABLE 1 - AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE SUMMARY (Taxable equivalent basis)

In thousands                                 2002                            2001                          2000
                               ------------------------------   ----------------------------   -----------------------------
                                AVERAGE               AVERAGE    Average             Average   Average               Average
                                BALANCE    INTEREST     RATE     Balance   Interest   Rate     Balance    Interest     Rate
                               --------   ----------  -------   --------   --------  -------   --------   --------   -------
ASSETS
Short-term investments         $  5,375   $      100    1.86%   $  8,978   $    374    4.17%   $  7,407   $    479      6.47%
Mortgages held for sale           2,720          248    9.12%      2,347        212    9.03%        274         27      9.85%
Securities available for
sale:
   U.S. Treasury and agency      81,916        5,842    7.13%     91,930      6,168    6.71%    132,638      9,448      7.12%
   State and municipal           34,955        2,777    7.94%     71,731      5,703    7.95%     97,988      8,686      8.86%
   Other                        200,914        7,254    3.61%    135,367      8,610    6.36%     90,421      6,372      7.05%
                               --------   ----------            --------   --------            --------   --------

   Total securities available
     for sale                   317,785       15,873    4.99%    299,028     20,481    6.85%    321,047     24,506      7.63%

Loans: (1)
   Mortgage                     332,256       25,687    7.73%    292,324     24,780    8.48%    271,585     22,567      8.31%
   Commercial                   158,603       10,858    6.85%    141,685     11,873    8.38%    127,203     12,169      9.57%
   Consumer (2)                  81,930        6,321    7.72%     82,816      7,281    8.79%     83,135      7,417      8.92%
                               --------   ----------            --------   --------            --------   --------
   Total loans                  572,789       42,866    7.48%    516,825     43,934    8.50%    481,923     42,153      8.75%
                               --------   ----------            --------   --------            --------   --------
Total earning assets            898,669       59,087    6.57%    827,178     65,001    7.86%    810,651     67,165      8.29%
                                          ----------                       --------                       --------

Other assets                     85,931                           70,514                         65,350
                               --------                         --------                       --------

Total assets                   $984,600                 6.00%   $897,692               7.24%   $876,001                 7.67%
                               ========               ======    ========              =====    ========              =======

LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest bearing deposits:
   Demand                      $211,869        3,661    1.73%   $149,441      4,582    3.07%   $139,570      5,207      3.73%
   Savings                       72,542          991    1.37%     57,548      1,064    1.85%     55,457      1,095      1.97%
   Time                         317,432       10,505    3.31%    357,190     18,366    5.14%    368,803     21,379      5.80%
                               --------   ----------            --------   --------            --------   --------

   Total interest bearing
     deposits                   601,843       15,157    2.52%    564,179     24,012    4.26%    563,830     27,681      4.91%
Short-term borrowings            53,710          796    1.48%     38,094      1,304    3.42%     63,975      3,891      6.08%
Long-term debt                  123,663        7,330    5.93%    114,342      7,050    6.17%     86,292      5,501      6.37%
                               --------   ----------             --------   --------            --------   --------

Total interest bearing
liabilities                     779,216       23,283    2.99%    716,615     32,366    4.52%    714,097     37,073      5.19%
                                          ----------                       --------                       --------

Non-interest bearing
   demand deposits              110,808                           94,990                         87,786
Other liabilities                11,210                            9,692                         10,162
Stockholders' equity             83,366                           76,395                         63,956
                               --------                         --------                       --------

Total liabilities and
   stockholders' equity        $984,600                 2.36%   $897,692               3.61%   $876,001                 4.23%
                               ========               ======    ========              =====    ========              =======

Net interest income                         $ 35,804                       $ 32,635                       $30,092
                                          ==========                       ========                       ========

Interest rate spread                                    3.58%                          3.34%                            3.10%
Effect of non-interest
   bearing funds                                        0.40%                          0.61%                            0.61%
                                                      ------                          -----                          -------
Net interest margin                                     3.98%                         3.95%                            3.71%
                                                      ======                         =====                          =======

      (1) Interest income on loans includes fees of $1,619,000 in 2002, $1,598,000 in 2001 and $775,000 in 2000. Average loan balances exclude non-accrual loans.

      (2)   Consumer loans outstanding net of unearned income.

2002 over 2001:

The average balance of interest-earning assets grew $71.5 million in 2002 over 2001 while the average balance of interest-bearing liabilities grew $62.6 million. The increase in average interest-earning assets generated $5.9 million of additional interest income while the increase in average interest-bearing liabilities generated only $1.2 million of additional interest expense, resulting in an increase of $4.7 million of net interest income due to changes in volumes.

                       PENNROCK FINANCIAL SERVICES CORP.

Another factor that contributed to the change in our net interest income was the change in interest rates. The average rate earned on earning assets declined 129 percentage points which caused interest income to decline $11.8 million in 2002. The average rate paid on interest bearing liabilities declined 153 percentage points which caused interest expense to decline $10.3 million. Since interest income declined by more than interest expense, net interest income declined by $1.5 million due to changes in interest rates.

2001 over 2000

The average balance of interest earning assets increased by $16.5 million in 2001 over 2000 while the average balance of interest bearing liabilities increased $2.5 million. The increase in average interest-earning assets generated $1.7 million of additional interest income while the interest expense on interest-bearing liabilities actually declined by $50,000 due to changes in the mix of the interest-bearing liabilities. Net interest income increased $1.7 million due to changes in volumes.

The average rate earned on earning assets declined 43 percentage points which caused interest income to decline $3.8 million in 2001. The average rate paid on interest bearing liabilities declined 67 percentage points which caused interest expense to decline $4.7 million. Since interest expense declined by more than interest income, net interest income increased by $815,000 due to changes in interest rates.

Table 2 presents the adjustment required to convert net interest income to net interest income on a fully taxable equivalent basis for the years ended December 31, 2002, 2001 and 2000.

TABLE 2 - NET INTEREST INCOME

In thousands                                      2002     2001     2000
                                                -------  -------  -------
Total interest income                           $57,142  $62,274  $64,234
Total interest expense                           23,283   32,366   37,073
                                                -------  -------  -------

Net interest income                              33,859   29,908   27,161
Tax equivalent adjustment                         1,945    2,727    2,931
                                                -------  -------  -------

Net interest income (fully taxable equivalent)  $35,804  $32,635  $30,092
                                                =======  =======  =======

The amount of non-taxable interest earned determines the size of tax equivalent adjustment necessary to convert net interest income into fully taxable equivalent net interest income. The primary source of non-taxable interest income for PennRock has traditionally been from interest earned on municipal bonds that the Bank held in its available for sale portfolio. Since the municipal bonds that the Bank normally purchases have maturity dates of 20 years and longer, these bonds tend to lengthen the average life of the portfolio. As market interest rates fell in 2001 and 2002, we restructured the portfolio over the two-year period to shorten the average life of the portfolio. As a result, we replaced longer-term municipal bonds with primarily shorter-term taxable securities. The average balance of municipal bonds owned by the Bank fell from $98.0 million in 2000 to $71.7 million in 2001 and to $35.0 million in 2002. With a smaller investment in municipal bonds, the interest earned (on a taxable equivalent basis) from municipal bonds declined each year as well, falling from $8.7 million in 2000 to $5.7 million in 2001 and to $2.8 million in 2002. To help offset the decline in the tax-free interest earned from the municipal bond portfolio, we purchased adjustable rate and short-term callable Fannie Mae and Federal Home Loan Mortgage Corporation ("FHLMC") preferred stock. The dividends earned on Fannie Mae and FHLMC preferred stock are 70% tax-free, which helped replace some, but not all, of the tax-free income lost from the municipal bond portfolio. The Bank's investment in preferred stock increased from $6.2 million in 2000 to $39.1 million in 2001 and to $50.8 million in 2002. The dividends earned (on a taxable equivalent basis) from the preferred stock portfolio increased from $451,000 in 2000 to $3.1 million in 2001 and to $4.1 million in 2002. As a result of this restructuring and the resulting decline in tax-free income earned over the three-year period, the tax equivalent adjustment as shown in Table 2 declined from $2.9 million in 2000 to $2.7 million in 2001 and to $1.9 million in 2002.

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

                       PENNROCK FINANCIAL SERVICES CORP.

TABLE 3 - VOLUME AND RATE ANALYSIS OF CHANGES IN INTEREST INCOME
(Taxable equivalent basis)

In thousands                                                        Year Ended December 31,
                                        -----------------------------------------------------------------------------
                                                  2002 OVER 2001                          2001 over 2000
                                        -------------------------------------     -----------------------------------
                                           CHANGE DUE TO                            Change due to
                                        -----------------------      TOTAL        ---------------------       Total
                                         VOLUME         RATE         CHANGE        Volume        Rate         Change
                                        ---------     ---------     ---------     --------     --------      --------
Interest earned on:
   Short-term investments               $    (150)    $    (124)    $    (274)    $    102     $   (207)     $   (105)
   Mortgages held for sale                     34             2            36          204          (19)          185
   Securities                               1,285        (5,893)       (4,608)      (1,681)      (2,344)       (4,025)
   Loans                                    4,757        (5,825)       (1,068)       3,053       (1,272)        1,781
                                        ---------     ---------     ---------     --------     --------      --------
   Total interest income                    5,926       (11,840)       (5,914)       1,678       (3,842)       (2,164)
                                        ---------     ---------     ---------     --------     --------      --------

Interest paid on:
   Interest bearing demand deposits         1,914        (2,835)         (921)         368         (993)         (625)
   Savings deposits                           277          (350)          (73)          41          (72)          (31)
   Time deposits                           (2,044)       (5,817)       (7,861)        (673)      (2,340)       (3,013)
   Short-term borrowings                      535        (1,043)         (508)      (1,574)      (1,013)       (2,587)
   Long-term debt                             575          (295)          280        1,788         (239)        1,549
                                        ---------     ---------     ---------     --------     --------      --------

   Total interest expense                   1,257       (10,340)       (9,083)         (50)      (4,657)       (4,707)
                                        ---------     ---------     ---------     --------     --------      --------

Net interest income                     $   4,669     $  (1,500)    $   3,169     $  1,728     $    815      $  2,543
                                        =========     =========     =========     ========     ========      ========

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

TABLE 4 - INTEREST RATE SPREAD AND NET INTEREST MARGIN ON EARNING ASSETS (Taxable equivalent basis)

In thousands
                                           2002                          2001                           2000
                                   --------------------          ---------------------          ---------------------
                                   AVERAGE                       Average                        Average
                                   BALANCES        RATE          Balances         Rate          Balances         Rate
                                   --------        ----          --------         ----          --------         ----
Earning assets                     $898,669        6.57%         $827,178         7.86%         $810,651         8.29%
                                   ========                      ========                       ========

Interest bearing liabilities       $779,216        2.99%         $716,615         4.52%         $714,097         5.19%
                                                   ----                           ----                           ----

Interest rate spread                               3.58%                          3.34%                          3.10%
Interest free sources used
   to fund earning assets           119,453        0.40%          110,563         0.61%           96,554         0.61%
                                   --------        ----          --------         ----          --------         ----

Total sources of funds             $898,669                      $827,178                       $810,651
                                   ========                      ========                       ========

Net interest margin                                3.98%                          3.95%                          3.71%
                                                   ====                           ====                           ====

The interest rate spread increased 24 percentage points while the net interest margin increased 3 percentage points in 2002. The yield on earning assets declined 129 percentage points. The yield on securities available for sale declined 186 basis points while loan yields declined 102 percentage points. Although the prime rate was only cut once in 2002, by 50 percentage points, the yields on earning assets declined by more than prime due to maturities, repayments and refinancing of higher yielding securities and loans being reinvested at substantially lower rates. The rate paid on interest bearing deposits declined 174 basis points not only due to lower deposit rates but also because of a shift of balances from higher cost time deposits to lower cost interest bearing demand and savings deposits. The average balance of time deposits dropped $39.8 million and the average balance of interest bearing demand and savings balances increased $77.4 million. The average cost of borrowed funds declined 90 percentage points in 2002. The average rate paid on total interest bearing liabilities declined 153 percentage points.

                       PENNROCK FINANCIAL SERVICES CORP.

Both the interest rate spread and the net interest margin grew by 24 percentage points in 2001. The yield on earning assets declined by 43 percentage points but this was more than offset by a 67 percentage point decrease in the cost of funds. The prime rate was cut in half during 2001, from 9.5% to 4.75% by the end of the year as the Federal Reserve lowered rates on 11 different occasions. The decline in market rates had a greater impact on the yield of securities available for sale which declined 78 percentage points, while loan yields dropped only 25 percentage points, benefiting from an increase in loan fees of $823,000 over loan fees earned in 2000. Interest bearing deposit costs decreased 65 percentage points as both interest bearing demand deposit and time deposit rates dropped by 66 percentage points during the year. Short-term borrowings costs decreased 266 percentage points and the rates paid on long-term debt dropped 20 percentage points in 2001.

PROVISION FOR LOAN LOSSES

The amount of provision for loan losses that was charged against earnings was $1.8 million in 2002 compared with $1.5 million in 2001 and $3.1 million in 2000. The amount of the provision is based, among other factors, on the amount of realized net credit losses. Net credit losses totaled $1.9 million in 2002, $259,000 in 2001 and $2.6 million in 2000. We review the adequacy of the allowance in light of past loan loss experience, current economic conditions, size and characteristics of the loan portfolio, volume of non-performing and delinquent loans and other relevant information.

The ratio of net charge-offs to average loans decreased from 0.54% in 2000 to 0.05% in 2001 and increased to 0.34% in 2002. Net charge-offs in 2002 totaled 27.38% of the allowance for loan losses compared with 3.57% in 2001 and 43.81% in 2000. Non-performing loans (loans on which we have stopped accruing interest and loans 90 days or more past due which we continue to accrue interest) increased from $1.2 million at the end of 2001 to $2.5 million at the end of 2002. Non-performing loans represented 0.41% of total loans as of December 31, 2002 and 0.21% at the end of 2001.

NON-INTEREST INCOME

PennRock generates non-interest income in connection with fees charged on deposits and other products, investment and trust services, retirement plan administration fees, sales of securities through the implementation of management's asset/liability policy, increases in the cash surrender value of bank-owned life insurance, sale and servicing of mortgage loans, and merchant, ATM and debit card fees.

TABLE 5 - NON-INTEREST INCOME

Table 5 indicates changes in the major categories of non-interest income for the three years ended December 31, 2002, 2001 and 2000.

In thousands                                      2002/2001                                  2001/2000
                                      --------------------------------------   ---------------------------------------
                                                     INCREASE                             Increase
                                                    (DECREASE)                           (Decrease)
                                                -----------------                      ----------------
                                        2002     AMOUNT       %             2001       Amount       %            2000
                                      -------   -------     -----         -------      ------     -----         ------
Service charges on deposit
   accounts                           $ 2,851   $   307      12.1%        $ 2,544      $  806     46.4%         $1,738
Other service charges and fees            308        22       7.7%            286           4      1.4%            282
Fiduciary activities                    1,522        30       2.0%          1,492          90      6.4%          1,402
Investment management and
   benefit plan administration          2,572       582      29.2%          1,990       1,990
Net realized gains on sales of
   available for sale securities          369    (1,168)    (76.0%)         1,537         (10)    (0.6%)         1,547
Mortgage banking                          513        13       2.6%            500         191     61.8%            309
Increase in cash surrender value
   of bank owned life insurance         1,243       228      22.5%          1,015         233     29.8%            821
Other                                   1,766       100       6.0%          1,666         411     32.7%          1,216
                                      -------   -------                   -------      ------                   ------
Total                                 $11,144   $   114       1.0%        $11,030      $3,715     50.8%         $7,315
                                      =======   =======       ===         =======      ======     ====          ======

                       PENNROCK FINANCIAL SERVICES CORP.

Total non-interest income increased $114,000 or 1.0% in 2002 and by $3.7 million or 50.8% in 2001. Excluding net security gains, non-interest income increased $1.3 million or 13.5% in 2002 compared with a $3.7 million or 64.6% increase in 2001.

Service charges on deposit accounts increased $307,000 in 2002 compared with an increase of $806,000 in 2001. The increase in fees reflects not only the growth of the number of deposit accounts but also the introduction of several new deposit products and services during both 2001 and 2002.

Net security gains of $369,000 million in 2002 consist of a $1.6 million gain on debt securities and a $1.3 million loss on equity securities. Net security gains in 2001 and 2000 totaled $1.5 in both years. In 2001, the gain consisted of a $1.3 million gain from debt securities and a $223,000 gain from equity securities. In 2000 the gain consisted of a $695,000 gain from debt securities and an $852,000 gain from equity securities. Securities gains and losses in all three years were attributable to sales of PennRock's equity portfolio and to the sale of other securities for the purpose of adding liquidity, to control interest rate risk and reflect the Bank's active management of the available for sale security portfolio. We continuously monitor PennRock's interest rate sensitivity position and periodically restructure the security portfolio as conditions warrant such as expected changes in liquidity or projected movements in future interest rates. PennRock and the Bank both maintain and actively manage a portfolio of equity securities.

Fiduciary fees increased $30,000 or 2.0% in 2002 and by $90,000 or 6.4% in 2001. The market value of assets under trust management were $293 million at the end of 2002, an increase of $14 million or 5.0 % over assets of $279 million at the end of 2001.

Investment management and benefit plan administration income earned in 2002 and 2001 represents fees earned by National since its acquisition by PennRock on March 19, 2001 and by PCS since its acquisition by PennRock on October 31, 2002. National had $111 million in assets under management at the end of 2002.

In May 1999, the Bank purchased $15 million of Bank Owned Life Insurance ("BOLI"). In August 2001, the Bank purchased an additional $8 million of BOLI. The Bank's total investment in BOLI as of December 31, 2002 was $26.5 million and $25.2 million as of December 31, 2001. The income from BOLI represents the increase in the cash surrender value of BOLI and is intended to partially offset the costs of the Bank's employee benefit plans including group life, disability and health insurance. Income from BOLI totaled $1.2 million in 2002, $1.0 million in 2001 and $821,000 in 2000.

All other non-interest income increased $135,000 or 5.5% in 2002 and by $645,000 or 35.7% in 2001.

NON-INTEREST EXPENSE

Table 6 provides a comparison for each category of non-interest expenses for the years ending December 31, 2002, 2001 and 2000.

TABLE 6 - NON-INTEREST EXPENSE

In thousands                                     2002/2001                                  2001/2000
                                     --------------------------------------   ---------------------------------------
                                                   INCREASE                             Increase
                                                   DECREASE)                           (Decrease)
                                                ---------------                       ----------------
                                       2002     AMOUNT       %             2001       Amount       %             2000
                                     -------    ------     ----          -------      ------     -----         -------
Salaries and employee benefits       $16,147    $  929      6.1%         $15,218      $3,138      26.0%        $12,080
Occupancy, net                         1,804       234     14.9%           1,570         181      13.0%          1,389
Equipment, depreciation and
   service                             1,389        30      2.2%           1,359         107       8.5%          1,252
Advertising and marketing                998        43      4.5%             955         261      37.6%            694
Computer program amortization
   and maintenance                     1,064       (12)    (1.1%)          1,076         272      33.8%            804
Other                                  6,045       941     18.4%           5,104       1,043      25.7%          4,061
                                     -------    ------                   -------      ------                   -------
Total                                $27,447    $2,165      8.6%         $25,282      $5,002      24.7%        $20,280
                                     =======    ======      ===          =======      ======      ====         =======

Total non-interest expense for 2002 increased $2.2 million or 8.6%. Salaries and employee benefits increased $929,000 or 6.1% in 2002. The number of full-time equivalent employees increased by 14, from 321 in 2001 to 335

                        PENNROCK FINANCIAL SERVICES CORP.

by year-end 2002. Of this increase, 12 full-time equivalent employees came with the acquisition of PCS on October 31, 2002. Other non-interest expenses increased $941,000 or 18.4% in 2002. Included in this category are legal, consulting and other professional fees, supplies, liability insurance, fees for outsourced services and shares tax expense.

Total non-interest expense for 2001 increased $5.0 million or 24.7%. Most of the increase is attributable to increases in salaries and employee benefits which grew $3.1 million or 26.0%. Total full-time equivalent employees increased from 276 at year-end 2000 to 321 at the end of 2001. The Bank opened two new community offices in 2001 and the acquisition of National added another 24 full-time equivalent employees. Expenses related to occupancy, real estate depreciation and building maintenance increased $181,000 or 13.0% in 2001. Expenses relating to equipment, depreciation and service increased by $107,000. Other non-interest expenses increased $1.0 million or 25.7% in 2001.

The ratio of average assets (in millions) per employee was $3.17 in 2000, $2.80 in 2001 and $2.94 in 2002. The average salary and benefit expense per employee was $44,000 in 2000, $47,000 in 2001 and $48,000 in 2002. The efficiency ratio was 55.90% in 2000, 59.28% in 2001 and 58.10% in 2002.

PROVISION FOR INCOME TAXES

Income tax expense totaled $2.6 million in 2002, $2.0 million in 2001 and $1.6 million in 2000. The statutory federal tax rate was 35% in 2002 and 34% in 2001 and 2000. PennRock's effective tax rate was 16.3% in 2002 compared to 14.5% in 2001 and 14.2% in 2000. The primary reason for the change in the effective tax rate is due to the change in tax-exempt income and to the amount of tax credits available from low-income housing and rehabilitation projects in which the Bank becomes involved. For a more comprehensive analysis of income tax expense, refer to Note 11: Income Taxes in the Notes to Consolidated Financial Statements.

PennRock accounts for income taxes under the liability method as specified by Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." Under the liability method, a deferred tax asset or liability is determined based on the enacted tax rates which will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in PennRock's income tax returns. The deferred tax provision for the year is equal to the net change in the deferred tax asset and liability accounts from the beginning to the end of the year. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The principal types of accounts that result in differences between assets and liabilities for financial statement and tax return purposes are the allowance for loan losses, accumulated depreciation of fixed assets and the value of securities available for sale.

                       PENNROCK FINANCIAL SERVICES CORP.

FINANCIAL CONDITION

SOURCES AND USES OF FUNDS

Table 7 examines PennRock's financial condition in terms of its sources and uses of funds. Average funding uses increased $71.4 million or 8.6% in 2002 compared with an increase of $16.5 million or 2.0% in 2001.

TABLE 7 - SOURCES AND USES OF FUNDS

In thousands                               2002                                    2001                       2000
                             ----------------------------------      ---------------------------------       -------
                                            INCREASE (DECREASE)                    Increase (Decrease)
                             AVERAGE        -------------------      Average       -------------------       Average
                             BALANCE         AMOUNT        %         Balance        Amount          %        Balance
                             --------       -------       ---        --------      --------        ---       --------
Funding uses:
   Short-term
     investments             $  5,375       $(3,603)    (40.1%)      $  8,978       $ 1,571       21.2%      $  7,407
   Mortgages held for
     sale                       2,720           373      15.9%          2,347         2,073      756.6%           274
   Securities available
     for sale                 317,785        18,757       6.3%        299,028       (22,019)      (6.9%)      321,047
   Loans                      572,789        55,964      10.8%        516,825        34,902        7.2%       481,923
                             --------       -------                  --------       -------                  --------

   Total uses                $898,669       $71,491       8.6%       $827,178       $16,527        2.0%      $810,651
                             ========       =======       ===        ========       =======        ===       ========

Funding sources:
   Interest-bearing
     demand deposits         $211,869       $62,428      41.8%       $149,441      $  9,871        7.1%      $139,570
   Savings deposits            72,542        14,994      26.1%         57,548         2,091        3.8%        55,457
   Time deposits              317,432       (39,758)    (11.1%)       357,190       (11,613)      (3.1%)      368,803
   Short-term
     borrowings                53,710        15,616      41.0%         38,094       (25,881)     (40.5%)       63,975
   Long-term debt             123,663         9,321       8.2%        114,342        28,050       32.5%        86,292
   Non-interest bearing
     funds, net               119,453         8,890       8.0%        110,563        14,009       14.5%        96,554
                             --------       -------                  --------       -------                  --------

   Total sources             $898,669       $71,491       8.6%       $827,178       $16,527        2.0%      $810,651
                             ========       =======       ===        ========       =======        ===       ========

SECURITIES AVAILABLE FOR SALE

Table 8 indicates the composition and maturity of the securities available for sale ("AFS") portfolio as of December 31, 2002. Included in the portfolio are callable agencies, state and municipal securities, mortgage-backed securities (including adjustable rate mortgage-backed securities) and CMOs that may be called, prepaid or reprice before final maturity. For mortgage-backed securities, maturity is based on average lives rather than contractual maturity. The weighted average duration of the portfolio declined from 3.6 years at the end of 2001 to 2.1 years at the end of 2002. Duration is the weighted-average present value of future cash flows from a financial instrument. Investment managers use it as an indication of the potential price volatility of a financial instrument for a change in market interest rates. The higher the duration, the more the market value of a portfolio would be expected to fluctuate as interest rates change.

                       PENNROCK FINANCIAL SERVICES CORP.

TABLE 8 - ANALYSIS OF SECURITIES AVAILABLE FOR SALE

In thousands                                                                                              Taxable
                                       Within       1-5          6-10    Over 10                         Equivalent
                                      One Year     Years        Years     Years     Equities    Total      Yield
                                      --------     -----        -----     -----     --------   --------  ----------
U.S. Treasury and agency               $          $ 3,993        $       $ 3,025    $          $  7,018      5.15%
States and political subdivisions                                 658     16,155                 16,813      7.35%
Mortgage backed securities               7,435     73,696                                        81,131      5.55%
Collateralized mortgage
   obligations                          52,824      6,046                                        58,870      5.73%
Corporate obligations                                                     75,341                 75,341      3.05%
Equity securities                                                                    70,458      70,758      4.20%
                                       -------    -------        ----    -------    -------    --------
Total (amortized cost)                 $60,259    $83,735        $658    $94,521    $70,758    $309,931      4.76%
                                       =======    =======        ====    =======    =======    ========

Total fair value                       $60,626    $85,046        $661    $87,237    $71,244    $304,814
Taxable equivalent yield                  5.88%      5.37%       5.78%      3.58%      4.20%      4.76%

Percent of portfolio                     19.44%     27.02%       0.21%     30.49%     22.83%

Average maturity                     3.54 YEARS

Measured on an amortized cost basis, securities decreased $1.2 million or 0.4% in 2002 and decreased $16.3 million or 5.2% during 2001. As of December 31, 2002, securities available for sale at fair value totaled $304.8 million compared with $303.3 million at the end of 2001. During 2002, PennRock sold $119.8 million and purchased $231.1 million in available for sale securities. During 2001, PennRock sold $200.3 million in securities and purchased $269.0 million. In addition, $112.0 million in 2002 and $87.6 million in 2001 was received from securities that matured or were called and from principal repayments of mortgage-backed securities.

As of December 31, 2002, the AFS portfolio had a net unrealized loss of $5.1 million consisting of gross unrealized gains of $4.4 million and gross unrealized losses of $9.5 million. Substantially all of the gross losses were attributable to floating-rate corporate notes held in the Bank's AFS portfolio and in equities held in PennRock's AFS portfolio. The valuation of the corporate notes and the equities have been depressed by the decline in the financial markets over the past two years. As of December 31, 2001, the AFS portfolio had a net unrealized loss of $7.8 million consisting of gross unrealized gains of $2.1 million and gross unrealized losses of $9.9 million. All declines in market value in the two AFS portfolios have been determined to be temporary in nature.

As of December 31, 2002, PennRock had $141.7 million invested in mortgage-backed pass-through securities and CMOs compared with $124.9 million as of December 31, 2001. A mortgage-backed pass-through security depends on an underlying pool of mortgage loans to provide a cash flow pass-through of principal and interest. PennRock had $82.6 million in mortgage-backed pass-through securities as of December 31, 2002 of which $93,000 was adjustable rate and $82.5 million were fixed rate securities. A CMO is a mortgage-backed security that is comprised of classes of bonds created by prioritizing the cash flows from the underlying mortgage pool in order to meet different objectives of investors. PennRock had $59.1 million in CMO securities at the end of 2002 all of which were fixed rate. None of the CMOs in the portfolio was considered "high risk" as defined by banking regulations. We increased the investment in mortgage-backed securities to provide a dependable source of principal and interest cash flow from the monthly amortization of these securities that could be reinvested at higher rates should market rates increase.

The decline in the duration of the portfolio indicates our continuing efforts to structure the portfolio for a higher interest rate environment. The shorter duration should make the market value of the portfolio less volatile and thereby limit the expected market value depreciation in a higher rate environment.

During 2002 and 2001, there were no investments in securities of any single, non-federal issues in excess of 10% of stockholders' equity.

                       PENNROCK FINANCIAL SERVICES CORP.

LOANS

Table 9 presents loans outstanding, by type of loan, for the five years ended December 31, 2002.

TABLE 9 - LOANS OUTSTANDING, NET OF UNEARNED INCOME

In thousands                                                December 31,
                                         ------------------------------------------------
                                           2002      2001      2000      1999      1998
                                         --------  --------  --------  --------  --------
Commercial, financial and agricultural:
   Commercial, secured by real estate    $327,592  $276,667  $223,722  $200,633  $168,074
   Agricultural                             6,838     6,368     6,589     7,408     8,999
   Other                                   83,801    77,849    80,497    62,964    58,553
Real estate - construction                 32,140    46,558    22,745    26,669    17,474
Real estate - mortgage                    141,983   137,929   151,709   146,500   136,969
Consumer loans                             10,486    12,998    15,878    17,005    17,861
                                         --------  --------  --------  --------  --------

Total loans                              $602,840  $558,369  $501,140  $461,179  $407,930
                                         ========  ========  ========  ========  ========

Loans increased in 2002 by $44.5 million or 8.0%, compared with a $57.2 million or 11.4% increase during 2001. The fastest growing category in loan portfolio for the past several years has been commercial real estate loans which have nearly doubled in the past five years. In 2002, commercial real estate loans grew $50.9 million or 18.4% and in 2001 they grew $52.9 million or 23.6%. Consumer loans, on the other hand, have declined in each of the past five years. PennRock originated $71.0 million and sold $66.4 million in conforming residential mortgage loans in 2002 and originated $60.0 million and sold $57.8 million in 2001. We retained the servicing on all loans sold. The Bank's mortgage servicing portfolio grew from $182.7 million at the end of 2001 to $201.7 million at the end of 2002.

As of December 31, 2002, PennRock did not have any loan concentrations exceeding 10% of total loans to any particular economic group or industry. The loan portfolio is well diversified as to industry and companies within each industry which helps minimize risk. Loan quality is maintained through diversification of risk, strict credit control practices and continued monitoring of the loan portfolio. As of December 31, 2002, PennRock did not have any loans outstanding to any foreign entity or government.

TABLE 10 - LOAN MATURITIES AND INTEREST SENSITIVITY (1)

In thousands                                                     DECEMBER 31, 2002
                                                 --------------------------------------------------
                                                 ONE YEAR     ONE THROUGH     OVER
                                                 OR LESS      FIVE YEARS    FIVE YEARS      TOTAL
                                                 --------     ----------    ----------     --------
Commercial, financial and agricultural           $ 18,918      $ 72,461      $326,852      $418,231
Real estate - construction                         32,140                                    32,140
                                                 --------      --------      --------      --------

Total                                            $ 51,058      $ 72,461      $326,852      $450,371
                                                 ========      ========      ========      ========

Loans with predetermined interest rate           $ 14,128      $ 43,460      $ 29,901      $ 87,489
Loans with variable interest rate                  36,930        29,001       296,951       362,882
                                                 --------      --------      --------      --------

Total                                            $ 51,058      $ 72,461      $326,852      $450,371
                                                 ========      ========      ========      ========

(1)   Excludes residential mortgages and consumer loans.

                       PENNROCK FINANCIAL SERVICES CORP.

NON-PERFORMING ASSETS

Table 11 shows PennRock's non-performing loans for the five years ended December 31, 2002.

TABLE 11 - NON-PERFORMING ASSETS

In thousands                                                            December 31,
                                                 ----------------------------------------------------------
                                                  2002         2001         2000         1999         1998
                                                 ------       ------       ------       ------       ------
Non-accrual loans                                $1,203       $  692       $3,675       $1,114       $  143
Loans accruing but 90 days past due as to
   principal or interest                          1,276          476          569          853        1,196
                                                 ------       ------       ------       ------       ------

Total non-performing loans                        2,479        1,168        4,244        1,967        1,339
Other real estate owned                             188          208          188          162
                                                 ------       ------       ------       ------       ------

Total non-performing assets                      $2,667       $1,376       $4,432       $2,129       $1,339
                                                 ======       ======       ======       ======       ======

Ratios:
   Non-performing loans to total loans             0.41%        0.21%        0.85%        0.43%        0.33%
   Non-performing assets to total loans and
     other real estate owned                       0.44%        0.25%        0.88%        0.46%        0.33%
   Allowance for loan losses to
     non-performing loans                        285.40%      621.75%      140.74%      280.33%      365.72%

A loan is generally classified as non-accrual when principal or interest has consistently been in default for a period of 90 days or more or when full payment of principal and interest is not expected because of deterioration in the financial condition of the borrower. When a loan is placed on non-accrual status, any unpaid interest is charged against income. If a loan is past due 90 days or more but still accruing, the loan is generally well secured and in the process of being collected or is expected to be restored to current status in the near future.

Non-performing loans decreased by $3.1 million or 72.5% from 2000 to 2001 but increased by $1.3 million or 112.2% in 2002. Although non-performing loans increased in 2002, the ratio of non-performing loans to total loans at 0.41% is consistent with the Bank's historical experience and approximately half the average ratio of non-performing loans to total loans experienced by the Bank's peer group (consisting of 361 U.S. banks with a similar asset size) as shown in the most recently available FDIC Uniform Bank Performance Report ("UBPR").

As of December 31, 2002, real estate acquired in foreclosure known as "other real estate owned" ("OREO") totaled $188,000 and was included in other assets on the Consolidated Balance Sheets. As of December 31, 2001, OREO totaled $208,000. During 2002, sales of OREO property totaled $479,000 and $367,000 in 2001. Valuation reserves are established for OREO properties whenever estimated current realizable values fall below the original fair value recorded.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses (Table 12) is established and maintained at a level that we believe is adequate to absorb estimated losses in the Bank's loan portfolio based upon a periodic evaluation of current information of the risks inherent in the portfolio and is monitored with continuous internal as well as semiannual independent loan reviews. There are many elements that we evaluate to determine the adequacy of the allowance for loan losses.

The Bank has an internal rating system that assigns grades for all loans except residential mortgage loans, consumer loans and commercial and commercial real estate loans under $100,000. Loans are initially assigned to one of seven risk grades. The loan officer assigns the loan rating at the time the loan is made. These ratings may be changed over time to reflect changes in the financial condition of the borrowing entity. If warranted, the risk rating may be lowered to "eight" (substandard), "nine" (doubtful) or "ten" (loss). Loans rated "ten" are charged-off. All loans rated seven through nine, which are considered "watch loans," are assigned either a specific allowance allocation or a general allowance allocation percentage. The specific allowance allocation is based on an analysis of each loan for which a specific allowance allocation is assigned. General allowance allocation percentages assigned to watch loans are based upon a three-year average historical loss experience for that particular risk rating. General allowance allocation percentages are also assigned to commercial and commercial mortgage loans not on the watch loan list, for consumer loans, residential mortgage loans, letters of credit and loan commitments. The general allowance

                       PENNROCK FINANCIAL SERVICES CORP.

allocation percentage assigned to categories of non-watch loans are based on the three-year average historical loss experience for each category of loan, letter of credit or commitment. The sum of all allowance amounts determined by this methodology is utilized as the primary indicator of the appropriate level of the allowance for loan losses.

We may increase the allowance for loan losses to an amount higher than that computed above in response to factors and conditions that may not be fully reflected in the determination of the allowance allocation percentages. These factors and conditions may not be adequately captured in the historical loss component and is an assessment of information delay and its impact on the timeliness of the risk rating process. These factors and conditions include:

         i. general economic and business conditions affecting our key lending areas;

        ii. credit quality trends (including trends in non-performing loans expected to result from existing economic conditions);

       iii. trends that could affect collateral values;

        iv. loan volumes and concentrations;

         v. seasoning of the loan portfolio;

        vi. specific industry conditions affecting portfolio segments;

       vii. duration of the current business cycle;

      viii. bank regulatory examination results; and

        ix. the results of our internal loan review process.

In addition to the internal grading system analysis, we compare the Bank's allowance for loan losses (as a percentage of total loans) to the peer group average percentage as shown in the most recently available UBPR.

When we assign loan ratings to individual loans, we consider the risk elements attributable to particular loan types or categories. These risk elements may include:

         i. for non-farm and non-residential loans, multifamily residential loans and agricultural real estate loans, the debt service coverage ratio (income from the property in excess of operating expenses compared to loan payment requirements);

        ii. for construction and land development loans, the perceived feasibility of the project including the ability to sell developed lots or improvements constructed for resale or ability to lease property constructed for lease, experience and ability of the developer and loan-to-value ratios;

       iii. for commercial and commercial real estate loans, the operating results of the commercial, industrial or professional enterprise, the specific risks and volatility of income and operating results typical for similar businesses and the value, nature and marketability of collateral;

        iv. for non-real estate agricultural loans, the operating results, experience and ability of the borrower, historical and expected market conditions and the value, nature and marketability of the collateral.

In addition, for each category, we consider secondary sources of income and the financial strength of the borrower and any guarantors.

The Board of Directors reviews the allowance on a quarterly basis to determine whether the amount of monthly provision is adequate or whether additional provisions should be made to the allowance. The internally classified watch list, along with the list of non-accrual and non-performing loans, helps the Board and management assess the overall quality of the loan portfolio and the adequacy of the allowance. Loans classified as an "eight" (substandard) are loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition which may jeopardize recoverability of the loan. Loans classified as a "nine" (doubtful) are those loans that have characteristics similar to substandard loans, but also have an increased risk that a loss may occur or at least a portion of the loan may require a charge-off if liquidated. Both "eight" and "nine" rated loans categories may include loans that are past due at least 90 days, are on non-accrual status or have been restructured. As of December 31, 2002, there were no loans rated "nine" or "ten." The total allowance amount is available to absorb losses across the Bank's entire portfolio.

                       PENNROCK FINANCIAL SERVICES CORP.

The following table shows the changes in the allowance for loan losses for the five years ended December 31, 2002.

TABLE 12 - ALLOWANCE FOR LOAN LOSSES

In thousands                                                       Year Ended December 31,
                                               --------------------------------------------------------------------
                                                 2002           2001           2000           1999           1998
                                               --------       --------       --------       --------       --------
Balance, beginning of year                     $  7,262       $  5,973       $  5,514       $  4,897       $  4,247
Provision charged to expense                      1,750          1,548          3,076          1,026          1,225
Loans charged off:
   Commercial, financial and agricultural         2,104            393          1,258            216            396
   Consumer                                          93            195          1,582            277            283
                                               --------       --------       --------       --------       --------

   Total loans charged off                        2,197            588          2,840            493            679
                                               --------       --------       --------       --------       --------

Recoveries:
   Commercial, financial and agricultural           215            290            106             21             51
   Consumer                                          45             39            117             63             53
                                               --------       --------       --------       --------       --------

   Total recoveries                                 260            329            223             84            104
                                               --------       --------       --------       --------       --------

   Net charge-offs                                1,937            259          2,617            409            575
                                               --------       --------       --------       --------       --------

Balance, end of year                           $  7,075       $  7,262       $  5,973       $  5,514       $  4,897
                                               ========       ========       ========       ========       ========

Total loans
   Average                                     $576,305       $518,202       $485,999       $430,015       $395,460
   Year-end                                     602,840        558,369        501,140        461,179        407,930

Ratios:
   Net charge-offs to:
     Average loans                                 0.34%          0.05%          0.54%          0.10%          0.15%
     Total loans                                   0.32%          0.05%          0.52%          0.09%          0.14%
     Allowance for loan losses                    27.38%          3.57%         43.81%          7.42%         11.74%
     Provision for loan losses                   110.69%         16.73%         85.08%         39.86%         46.94%
   Allowance for loan losses to:
     Average loans                                 1.23%          1.40%          1.23%          1.28%          1.24%
     Loans as of year-end                          1.17%          1.30%          1.19%          1.20%          1.20%

The allowance for loan losses totaled $7.1 million as of December 31, 2002, a decrease of 2.6% from 2001. The allowance for loan losses as a percentage of year-end loans was 1.17% as of December 31, 2002 and 1.30% as of December 31, 2001. Net charge-offs exceeded the provision by $187,000 in 2002. However, the provision exceeds the net charge-off average of $1.2 million over the past five years. The provision for loan losses exceeded net charge-offs by $1.3 million in 2001 and by $459,000 in 2000. The allowance for loan losses as a percentage of non-performing loans was 285.4% at year-end 2002, 621.8% at year-end 2001 and 140.7% at year-end 2000.

Total loans charged-off increased from $588,000 in 2001 to $2.2 million in 2002. Loans charged-off in 2000 totaled $2.8 million. Recoveries of loans previously charged-off increased from $223,000 in 2000 to $329,000 in 2001 and decreased to $260,000 in 2002. The ratio of net charge-offs to average loans was 0.34% in 2002, 0.05% in 2001 and 0.54% in 2000.

Based on our analysis of the loan portfolio as well as other factors and conditions, we believe the current allowance is adequate. However, changing economic and other conditions may require future adjustments to the allowance for loan losses.

                       PENNROCK FINANCIAL SERVICES CORP.

Table 13 presents the allocation of the allowance for loan losses by major loan category for the five years ended December 31, 2002. The specific allocations in any particular category may prove to be excessive or inadequate to absorb actual future charge-offs so balances may be reallocated in the future to reflect changing conditions. Accordingly, the entire allowance is considered available to absorb losses in any category.

TABLE 13 - ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

In thousands                                                     December 31,
                          --------------------------------------------------------------------------------------------
                               2002               2001               2000                1999               1998
                          --------------      -------------      --------------     --------------       -------------
                                    % OF               % of               % of                % of               % of
                          AMOUNT   LOANS      Amount  Loans      Amount   Loans     Amount   Loans       Amount  Loans
                          ------   -----      ------  -----      ------   -----     ------   -----       ------  -----
Commercial, financial
   and agricultural      $ 5,693    69.4%     $6,216   64.6%     $4,232    61.7%    $4,181    58.7%      $3,523   57.7%
Real estate -
   construction              578     5.3%               8.4%                4.6%               5.8%                4.3%
Real estate - mortgage       111    23.6%         71   24.7%        185    30.5%       225    31.8%         235   33.6%
Consumer                     693     1.7%        975    2.3%        484     3.2%       440     3.7%         407    4.4%
Unallocated                                                       1,072                668                  732
                          ------   -----      ------  -----      ------   -----     ------   -----       ------  -----
Total                     $7,075   100.0%     $7,262  100.0%     $5,973   100.0%    $5,514   100.0%      $4,897  100.0%
                          ======   =====      ======  =====      ======   =====     ======   =====       ======  =====

The identification of impaired loans is conducted in conjunction with the review of the adequacy of the allowance for loan losses. Loss allowances are established for specifically identified impaired loans based on the fair value of the underlying collateral in accordance with SFAS No. 114.

Impairment losses are included in the allowance for loan losses through a change to the provision for loan losses. Adjustments to impairment losses resulting from changes in the fair value of an impaired loan's collateral are included in the provision for loan losses. Upon disposition of an impaired loan, any related valuation allowance is removed from the allowance for loan losses.

The following table presents the status of impaired loans.

In thousands
                                                        2002        2001
                                                       ------      ------
Impaired loans with a reserve                          $1,100      $  308
Impaired loans with no reserve                            112         397
                                                       ------      ------

Total impaired loans                                   $1,212      $  705
                                                       ======      ======

Reserve for impaired loans(1)                          $  343      $   80

Average balance of impaired loans during the year      $  959      $2,300

(1) The reserve for impaired loans is part of the overall allowance for loan losses.

LIQUIDITY

The purpose of liquidity management is to ensure that there are sufficient cash flows available to meet a variety of needs while minimizing the cost of funds and maximizing yields on liquid assets. These needs include financial commitments such as satisfying the credit needs of our borrowers and withdrawals by our depositors, the ability to capitalize on investment and business opportunities as they occur, and the funding of PennRock's own operations. Liquidity is measured by PennRock's ability to convert assets to cash at a reasonable cost or a minimum loss. We achieve these objectives through the implementation of our asset/liability policy. Maturities and sales of investment securities (Table 8), loan payments and maturities (Table 10), and liquidating money market investments such as federal funds sold all provide liquidity. In addition, PennRock is a member of the Federal Home Loan Bank of Pittsburgh (the "FHLB") which provides a reliable source of long and short-term funds. As of December 31, 2002, PennRock had unused lines of credit with the FHLB of $208 million, unused federal funds line of credit of $12 million and unpledged securities available for sale of $247 million. However, PennRock's primary source of

                       PENNROCK FINANCIAL SERVICES CORP.

liquidity lies in our ability to renew, replace and expand its base of core deposits (consisting of demand, NOW, money market and cash management accounts, savings accounts and time deposits less than $100,000.)

Total deposits increased $79.6 million or 12.0% in 2002 compared with a decrease of $19.3 million or 2.8% in 2001. Core deposits increased $73.4 million in 2002 compared with an increase of $1.9 million in 2001. Deposits grew in every category in 2002. Total time deposits grew the most in 2002 increasing $30.7 million or 10.6%. On a percentage basis, the fastest growing category was non-interest bearing deposits which grew $13.1 million or 12.0%. Non-maturity deposits (all deposits other than time deposits) grew $48.9 million or 13.1% in 2002. The average rate paid on interest bearing deposits in 2002 declined 174 percentage points from 4.26% in 2001 to 2.52%. The average rate paid in 2001 declined 65 percentage points from 2000. Table 14 reflects the changes in the major classifications of deposits by comparing the year-end balances for the five years ended December 31, 2002. Table 15 reflects the maturity of time deposits of $100,000 or more for the three years ended December 31, 2002.

TABLE 14 - DEPOSITS BY MAJOR CLASSIFICATION

In thousands                                                      December 31,
                                       ----------------------------------------------------------------
                                         2002          2001          2000          1999          1998
                                       --------      --------      --------      --------      --------
Non-interest bearing deposits          $121,598      $108,529      $ 94,001      $ 87,524      $ 88,061
NOW accounts                             44,429        40,936        37,390        38,418        39,931
Money market deposit accounts           176,967       160,590        98,130       117,603        80,048
Savings accounts                         79,884        63,966        55,526        57,545        56,534
Time deposits under $100,000            278,323       253,757       340,868       283,309       248,252
                                       --------      --------      --------      --------      --------

Total core accounts                     701,201       627,778       625,915       584,399       512,826
Time deposits of $100,000 or more        42,061        35,916        57,079        47,016        37,220
                                       --------      --------      --------      --------      --------

Total deposits                         $743,262      $663,694      $682,994      $631,415      $550,046
                                       ========      ========      ========      ========      ========

TABLE 15 - MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

In thousands                                                 December 31,
                                    -----------------------------------------------------------
                                     2002         2001         2000         1999         1998
                                    -------      -------      -------      -------      -------
Three months or less                $ 8,996      $10,182      $28,208      $19,228      $12,848
Over three months through six
   months                            11,780        5,660       11,416        9,786       14,151
Over six months through twelve
   months                            11,884       14,677       13,809        9,374        8,020
Over twelve months                    9,401        5,397        3,646        8,628        2,201
                                    -------      -------      -------      -------      -------

Total                               $42,061      $35,916      $57,079      $47,016      $37,220
                                    =======      =======      =======      =======      =======

Deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Loan repayments are a relatively stable source of funds, but such loans generally are not readily convertible to cash and are subject to risks associated with borrower's ability to pay that may be impacted by national and local economic conditions. Accordingly, PennRock may be required from time to time to rely on secondary sources of liquidity to meet loan and withdrawal demands or otherwise fund operations. Such sources include FHLB advances, federal funds lines of credit from correspondent banks and Federal Reserve Bank borrowings.

                       PENNROCK FINANCIAL SERVICES CORP.

The Bank may borrow funds from the FHLB of Pittsburgh and from other sources. The FHLB system acts as an additional source of funding for financial institutions. In addition, the Bank uses federal funds lines and securities sold under agreements to repurchase as funding sources. In order to utilize the services of the FHLB, the Bank is required to own stock in the FHLB. The amount of stock held by the Bank varies with the total amount of advances the Bank has outstanding at any point in time. As of December 31, 2002, the Bank held $8.6 million in stock of the FHLB. The FHLB uses various factors to determine the amount of credit to extend to a financial institution. These factors include:

        i.  total regulatory capital;

       ii.  net income;

      iii.  the quality and composition of assets;

       iv.  lending policies and practices;

        v.  the level of current borrowings from all sources; and

       vi.  the amount of qualifying collateral.

Securities sold under agreements to repurchase ("repurchase agreements") are another source of borrowed funds. Under this type of borrowing, securities are pledged against borrowed funds and are released when the funds are repaid. The Bank uses this type of short-term borrowing alternative on an overnight basis. The repurchase agreements with customers are part of a cash management account arrangement the Bank maintains with certain of its larger corporate customers.

Short-term borrowings decreased from $76.8 million as of December 31, 2001 to $40.4 million as of December 31, 2002. Of the repurchase agreements outstanding at year-end 2002, $23.4 million were with bank customers while $12.0 million were outstanding at the FHLB. The level of short-term borrowings depends on loan growth, deposit growth, current market rates and other factors. The average cost of short-term borrowings decreased from 6.08% in 2000 to 3.42% in 2001 and to 1.48% in 2002. The average balance of short-term borrowings outstanding during the year was $64.0 million in 2000, $38.1 million in 2001 and $53.7 million on 2002. Table 16 shows PennRock's short-term borrowings for the five years ended December 31, 2002.

TABLE 16 - SHORT-TERM BORROWINGS

In thousands                                                       December 31,
                                         -----------------------------------------------------------
                                          2002         2001         2000         1999         1998
                                         -------      -------      -------      -------      -------
Securities sold under agreements to
   repurchase:
     FHLB                                $12,000      $45,000      $30,000      $40,000      $
     Customers                            23,363       26,752       21,567        8,107        7,192
Federal funds purchased                                 4,330                     3,600        6,550
Advances from FHLB
U.S. Treasury tax and loan note            5,000          672        2,608        1,500           38
                                         -------      -------      -------      -------      -------

Total short-term borrowings              $40,363      $76,754      $54,175      $53,207      $13,780
                                         =======      =======      =======      =======      =======

LONG-TERM DEBT

In addition to short-term borrowings from the FHLB, the Bank has long-term fixed rate advances from the FHLB. All of the long-term advances are convertible advances that permit the FHLB to convert the advance from a fixed-rate to a variable-rate at its discretion on a specified call date following an initial "lock-out" period ranging from one year to five years. Some of the long-term advances further restrict the FHLB's ability to call the advance unless 3-month LIBOR is at or above a specified rate. If the FHLB exercises its option to convert an advance, the Bank has the option to repay the advance in full. During 2002 and 2001, the FHLB did not exercise its option to convert any advances. These long-term advances are part of the same line of credit with the FHLB utilized by the Bank's short-term advances.

As of December 31, 2002, the Bank had $127.0 million of long-term fixed rate advances with maturities ranging from 2003 to 2012. The average rate paid on these advances during 2002 was 5.93%. The average rate on these advances at year-end 2002 was 5.61%. As of December 31, 2001, the Bank had $121.0 million of long-term fixed rate advances with maturities ranging from 2002 to 2011. The average rate paid on these advances during 2002 was 6.17%. The average rate on these advances at year-end 2001 was 5.97%.

                       PENNROCK FINANCIAL SERVICES CORP.

CAPITAL RESOURCES

On June 25, 2002, the Board of Directors of PennRock authorized the repurchase of up to 400,000 shares of common stock. Any repurchased shares will be held as treasury shares available for issuance in connection with future stock dividends and stock splits, employee benefit plans, executive compensation plans, the Dividend Reinvestment Plan and other appropriate corporate purposes. PennRock began open market repurchases of its outstanding common stock in 1995. In 2002, PennRock purchased 117,891 shares for $3.1 million and reissued 90,648 shares. In 2001, PennRock purchased 34,676 shares for $588,000 and reissued 114,725 shares. PennRock purchased 109,560 shares for $1.6 million and reissued 105,280 shares in 2000. There were 108,379 shares with a cost of $2.9 million as of December 31, 2002 and 81,136 shares with a cost of $1.6 million as of December 31, 2001 held as treasury stock.

Total stockholders' equity increased $8.6 million or 10.9% in 2002 compared with an increase of $5.8 million or 8.0% in 2001. In 2002, stockholders' equity increased by net income of $13.2 million less dividends of $5.4 million. The change in net unrealized gains and losses on AFS securities increased equity by $1.8 million. In 2001, stockholders' equity increased by net income of $12.1 million less dividends of $4.8 million. The change in net unrealized gains and losses on AFS securities decreased equity by $2.6 million. The ratio of average equity to average assets was 8.47% in 2002, compared with 8.51% for 2001 and 7.30% in 2000. Internal capital generation is calculated by multiplying return on average equity by the percentage of earnings retained. Internal capital generation amounted to 9.44% in 2002, 9.53% in 2001 and 8.41% in 2000.

Regulatory risk based capital is segregated into two components, tier 1 capital and tier 2 capital. Tier 1 capital includes stockholders' equity reduced by certain intangibles and excludes net unrealized holding gains and losses on AFS securities except for net unrealized losses on marketable equity securities are deducted from Tier 1 capital. Tier 2 capital includes the allowance for loan losses (subject to limitations) and qualifying debt obligations. Banking organizations must adjust their assets and off-balance sheet exposures by assigning risk-weighted percentages, ranging for 0% to 100%, depending on regulatory defined credit risks. Off-balance-sheet assets must be converted to credit equivalents before being risk weighted. These risk-weighted on and off-balance sheet balances are then added to determine total risk weighted assets.

As of December 31, 2002, the most recent notification from the Federal Reserve Bank categorized PennRock as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, PennRock must maintain a minimum total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6% and a Tier 1 leverage ratio of 5%. As of December 31, 2002, PennRock's total risk-based capital ratio was 11.57%, its Tier 1 risk-based capital ratio was 10.61% and its Tier 1 leverage ratio was 7.92%. There are no conditions or events since that notification that management believes have changed this category. The Bank also exceeded all minimum ratios at the end of 2002. Table 17 shows PennRock's and the Bank's capital resources for the past three years.

                       PENNROCK FINANCIAL SERVICES CORP.

TABLE 17 - CAPITAL RESOURCES

                                                               December 31,
                                                 -----------------------------------
                                                  2002          2001          2000
                                                 -------       -------       -------
PennRock Financial Services Corp:
   Leverage ratios:
     Total capital to total average assets          8.64%         9.21%         8.86%
     Tier 1 capital to total average assets         7.92%         8.40%         8.20%
   Risk-based ratios:
     Common stockholders' equity to risk
          weighted assets                          11.45%        11.10%        11.38%
     Tier 1 capital to risk-weighted assets        10.61%        10.68%        11.52%
     Total capital to risk-weighted assets         11.57%        11.71%        12.45%

Blue Ball National Bank:
   Leverage ratios:
     Total capital to total average assets          8.56%         8.85%         8.33%
     Tier 1 capital to total average assets         7.79%         7.99%         7.66%
   Risk-based ratios:
     Common stockholders' equity to risk
          weighted assets                          10.11%         9.59%        10.62%
     Tier 1 capital to risk-weighted assets        10.51%        10.13%        10.76%
     Total capital to risk-weighted assets         11.55%        11.22%        11.70%

INTEREST RATE RISK

Information regarding interest rate risk may be found in Item 7A of this Annual Report under the caption "Quantitative and Qualitative Disclosures about Market Risk."

RECENTLY ISSUED ACCOUNTING STANDARDS

SFAS No. 142:

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to acquisition. Under this standard, goodwill is no longer amortized. Instead, it is tested for impairment at least annually. PennRock adopted the provisions of SFAS No. 142 on January 1, 2002. The adoption of SFAS No. 142 eliminates annual goodwill amortization of approximately $587,000 per year. We tested goodwill for impairment as of June 30, 2002. Based on this test, we concluded that there was no impairment. Goodwill totaled $9.8 million as of December 31, 2002 which includes reclassified goodwill of $308,000 that had previously been classified as an unidentified intangible and excluded from the provisions of SFAS No. 142. With the adoption of SFAS No. 147 (see the discussion on the adoption of SFAS No. 147 under this section), this unidentified intangible was reclassified and will be accounted for and reported prospectively as goodwill under SFAS No. 142. Goodwill totaled $7.8 million as of December 2001.

                       PENNROCK FINANCIAL SERVICES CORP.

The following table provides pro-forma information on net income and earnings per share had amortization of goodwill not been expensed in the two years ended December 31, 2002 and 2001:

                                                 For the Years Ended
In thousands                                         December 31,
                                                ---------------------
                                                  2002         2001
                                                --------      -------
Reported net income                             $ 13,226      $12,067
Add back goodwill amortization                                    358
                                                --------      -------

Pro-forma net income                            $ 13,226      $12,425
                                                ========      =======

Basic earnings per share:
   Net income as reported                       $   1.90      $  1.74
   Goodwill amortization                                         0.06
                                                --------      -------

   Pro-forma basic earning per share            $   1.90      $  1.80
                                                ========      =======

Diluted earnings per share:
   Net income as reported                       $   1.88      $  1.73
   Goodwill amortization                                         0.05
                                                --------      -------

   Pro-forma basic earning per share            $   1.88      $  1.78
                                                ========      =======

There was no goodwill amortized in 2000.

SFAS No. 144:

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operation - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. While SFAS No. 144 retains many of the fundamental provisions of SFAS No. 121, it establishes a single accounting model for long-lived assets to be disposed of by sale, and resolves certain implementation issues not previously addressed by SFAS No. 121. Statement 144 is effective for fiscal years beginning after December 15, 2001. This Statement is not expected to have a material impact on the PennRock's consolidated financial statements.

SFAS No. 145:

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This was an exception to Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," ("APB No. 30") which defines extraordinary items as events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence.

SFAS No. 145 eliminates Statement No. 4 and by doing so eliminates the exception to applying APB No. 30 to all gains and losses related to extinguishments of debt (other than extinguishment of debt to satisfy sinking-fund requirements). As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent in nature or that meet the criteria for classification as an extraordinary item. The provisions of SFAS No. 145 related to the rescission of Statement No. 4 are to be applied in fiscal years beginning after May 15, 2002. On January 1, 2003, PennRock adopted the provisions of SFAS No. 145 which will result in a reclassification of any extraordinary item related to early extinguishment of debt, to non-interest income in the consolidated statement of operations.

                       PENNROCK FINANCIAL SERVICES CORP.

FASB Interpretation No. 45:

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded.

The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Due to the prospective application of this interpretation, the impact on PennRock's financial statements has not been determined.

SFAS No. 147:

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 clarifies that a branch acquisition that meets the definition of a "business" is to be accounted for as a business combination. If the acquisition is a business combination then the purchase accounting provisions of SFAS No. 141 "Business Combinations" apply. Prior to SFAS No. 147, the intangibles arising from a branch acquisition were accounted for in accordance with SFAS No. 72, "Accounting for Certain Acquisitions of Bank and Thrift Institutions." Certain of these intangibles may have been identified as core deposit intangibles ("CDIs"). CDIs are amortized over the estimated average life of the deposit base acquired. CDIs will continue to be subject to the provisions of SFAS No.72 and will continue to be amortized. Other intangibles may not have been identified or may be in excess of the established CDI. These intangibles were designated unidentified intangibles. If the branch acquisition was considered a business combination, the unamortized balance of these unidentified intangibles are to be reclassified as goodwill and accounted for and reported prospectively under the provisions of SFAS No. 142. Under SFAS No. 142, this "reclassified goodwill" will be evaluated for impairment but will no longer be amortized. PennRock adopted the provisions of SFAS No. 147 during the fourth quarter of 2002.

Subsequent to the adoption of SFAS No. 147, $308,000 of an unidentified intangible from a prior branch acquisition was reclassified as goodwill in accordance with SFAS No. 147. In addition, $75,000 of amortization of the reclassified intangible previously expensed for the first three quarters of 2002 was reversed and taken back into income.

SFAS No. 148:

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results.

                       PENNROCK FINANCIAL SERVICES CORP.

Under SFAS No. 148, an entity electing to convert from the intrinsic value method of APB Opinion 25, "Accounting for Stock Issued to Employees" can choose among three approaches:

        i. Full prospective approach - SFAS No. 123 is applied to employee awards granted, modified or settled after the beginning of the year in which SFAS No. 123 is first adopted. The prospective method was the only method originally permitted by SFAS No. 123.

       ii. The modified prospective approach - Stock based employee compensation cost is recognized from the beginning of the fiscal year in which SFAS No. 123 is first applied as if the fair value method had been employed to account for awards granted, modified or settled in fiscal years beginning after December 15, 1994.

      iii. The retroactive restatement method - All periods presented are restated to reflect the fair value method for employee awards granted, modified or settled in fiscal years beginning after December 15, 1994. Restatement of periods before those that are presented is allowed but not required.

SFAS No. 148 requires the following disclosures to be presented in the "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial
Statements:

        i. The method used to account for stock-based employee compensation (the intrinsic value method or the fair value method);

       ii. When an entity switches from the fair value method, a description of the approach for reporting the change;

      iii. If unvested awards were outstanding and accounted for under the intrinsic value method for any period in which an income statement is presented, the following information must be disclosed in tabular form:

            a.    Net income, basic and diluted earnings per share as reported;

            b. The amount of stock-based employee compensation cost, net of tax effect, as reported;

            c. The amount of stock-based employee compensation cost, net of tax effect, that would have been included in the determination of net income if the fair value method had been applied to all awards granted, modified or settled in fiscal years beginning after December 15, 1994;

            d. Pro-forma net income and basic and diluted earnings per share as if the fair value method had been applied to all awards granted, modified or settled in fiscal years beginning after December 15, 1994.

       iv. For entities electing the retroactive restatement approach, both the amounts of the transition adjustment and of the effects of restatement should be disclosed in the year in which SFAS No. 123 is first adopted.

SFAS No. 148 has also amended APB Opinion 28, "Interim Financial Reporting" to require that public companies provide a tabular presentation similar to that called for in annual statements in condensed quarterly statements if, for any period presented, the intrinsic value method is used. PennRock adopted the provisions of SFAS No. 148 in December 2002 but will continue to account for stock-based employee compensation under the intrinsic value method in accordance with APB 25. For further discussion on stock options and stock-based employee compensation, see Note 1: Summary of Significant Accounting Policies and Note 13: Stock Option Plan in the Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PennRock's financial performance is impacted by, among other factors, interest rate risk and credit risk. We manage credit risk by relying on strict credit standards, loan review and adequate loan loss reserves. Interest rate risk refers to PennRock's degree of exposure to loss of earnings resulting from changes in market interest rates. As a financial intermediary, PennRock invests in various types of interest-earning assets (primarily loans and securities) that are funded largely by interest-bearing liabilities (primarily deposits and FHLB advances). Such financial instruments have varying levels of sensitivity to changes in market interest rates. The disparity of sensitivity between financial assets and liabilities creates interest rate risk for PennRock. The magnitude of this exposure depends on the severity and timing of the market rate changes and on our ability to adjust the composition of the balance sheet in reaction to those changes. PennRock's Asset Liability Management Committee ("the ALCO") addresses this risk. The Bank's senior management team comprises the ALCO. The ALCO monitors interest rate risk by modeling the estimated net interest income and net income under various interest rate scenarios. The ALCO attempts to manage the various components of PennRock's balance sheet to minimize the impact of sudden and sustained changes in interest rates on net interest income and net income. However, the ALCO may sometimes structure the balance sheet to take advantage of expected interest rate movements.

                       PENNROCK FINANCIAL SERVICES CORP.

PennRock's exposure to interest rate risk is reviewed on a monthly basis by the Board of Directors and the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine PennRock's change in net interest income and net income in the event of hypothetical changes in interest rates. If the potential changes to net interest income and net income resulting from hypothetical interest rate swings are not within the exposure limits established by the Board, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits.

PennRock's net interest income, the most significant component of its net income, is impacted by changes in market interest rates and yield curves, particularly if there are differences, or gaps, in the repricing frequencies of its interest-earning assets and the interest-bearing liabilities which fund them. The ALCO monitors such interest rate gaps and seeks to manage interest rate risk by adjusting the repricing frequencies of its interest-earning assets and interest-bearing liabilities. If more assets than liabilities mature or reprice within a given time frame, PennRock is asset sensitive. If more liabilities mature or reprice during the time frame, PennRock is liability sensitive. An asset sensitive gap will generally benefit PennRock in a period of rising rates while a liability sensitive gap will generally benefit PennRock during declining rates. Gap analysis has certain limitations. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Some types of financial instruments are very sensitive to changes in market rates while others may lag behind such changes. Certain assets such as adjustable-rate loans have limits on the amount of change in interest rates allowed in the short-term (periodic caps) and over the life of the loan (lifetime caps). Further, changes in interest rates may change the characteristics of certain financial instruments and cause them to react differently than expected due to imbedded options. For example, a decrease in market rates could trigger the option that allows mortgage customers to refinance their mortgages while an increase in market rates may induce customers to exercise their option to redeem their certificates of deposit prior to maturity. These and other changes would likely cause actual results to deviate significantly from the assumptions used in calculating changes in net interest income or net income. While ALCO continuously monitors and adjusts the gap position to maximize profitability, the primary objective is to maintain net interest income and net income within self-imposed parameters for a wide range of possible changes in interest rates. The following table presents an interest sensitivity analysis of PennRock's assets and liabilities as of December 31, 2002. All interest rates are on a tax equivalent basis.

                       PENNROCK FINANCIAL SERVICES CORP.

TABLE 18 - INTEREST SENSITIVITY ANALYSIS

In thousands                                                    DECEMBER 31, 2002
                                   -----------------------------------------------------------------------------
                                                           INTEREST SENSITIVITY PERIOD
                                   -----------------------------------------------------------------------------
                                                   MORE
                                                  THAN 3      MORE THAN    MORE THAN
                                   LESS THAN     MONTHS TO     6 MONTHS     1 YEAR TO   MORE THAN
                                   3 MONTHS      6 MONTHS     TO 1 YEAR     5 YEARS      5 YEARS        TOTAL
                                   --------      ---------    --------     ---------    ----------    ----------
Earning assets:
  Short-term investments           $  9,226       $           $             $              $            $  9,226
  Weighted average interest rate       1.02%                                                                1.02%

  Mortgages held for sale             7,147                                                                7,147
  Weighted average interest rate       5.70%                                                                5.70%

  Securities available for sale     154,807        38,091       47,608        33,512        35,913       309,931
  Weighted average interest rate       4.35%         6.22%        6.05%         6.26%         4.33%         5.04%

  Loans                             241,156        35,739       69,549       232,682        23,714       602,840
  Weighted average interest rate       5.58%         7.03%        7.28%         7.54%         6.52%         6.65%
                                   --------       -------     --------      --------       -------      --------
  Total interest earning assets    $412,336       $73,830     $117,157      $266,194       $59,627      $929,144
                                   ========       =======     ========      ========       =======      ========

Interest bearing liabilities:
  Interest bearing demand
    deposits (1)                   $177,522     $     555    $   1,111      $  8,886       $33,322      $221,396
  Weighted average interest rate       1.56%         0.25%        0.25%         0.25%         0.25%         1.30%

  Savings deposits (2)                  999           999        1,997        15,977        59,913        79,884
  Weighted average interest rate       1.00%         1.00%        1.00%         1.00%         1.00%         1.00%

  Time deposits                      69,929        87,774       81,487        81,006           188       320,384
  Weighted average interest rate       2.47%         2.60%        2.81%         3.06%         3.75%         2.74%

  Short-term borrowings              40,363                                                               40,363
  Weighted average interest rate       1.08%                                                                1.08%

  Long-term debt                                   25,000                    102,000                     127,000
  Weighted average interest rate                     7.11%                      5.24%                       5.61%
                                   --------       -------     --------      --------       -------      --------

  Total interest bearing
    liabilities                    $288,813      $114,328      $84,595      $207,869       $93,423      $789,027
                                   ========      ========      =======      ========       =======      ========

Interest sensitivity gap:

    Period                         $123,523      ($40,498)   $  32,562     $  58,325      ($33,796)
    Cumulative                      123,523        83,025      115,587       173,913       140,117

Interest sensitive assets to
interest
  sensitive liabilities ratio:
    Period                           142.77%        64.58%      138.49%       128.06%        63.83%
    Cumulative                       142.77%       120.59%      123.70%       125.00%       117.76%

(1)   Assumes NOW account balances are withdrawn at 5% per year.

(2)   Assumes savings balances are withdrawn at 5% per year.

This analysis indicates that PennRock is asset sensitive over all time frames. This means that PennRock's balance sheet should be well positioned for rising interest rates. If, however, ALCO is concerned that rates may fall within the next year and that a drop in market rates would reduce net interest income and net income, it can take action to reduce the asset sensitivity of the balance sheet such as by purchasing fixed rate securities and funding such purchases with short-term borrowings.

                       PENNROCK FINANCIAL SERVICES CORP.

While the preceding table helps provide some information about PennRock's interest sensitivity within one year, it is not reliable in predicting the trends of future earnings in the longer term. For this reason, we use financial modeling to forecast earnings under different interest rate projections. PennRock's Board of Directors has adopted an interest rate risk policy which establishes a maximum decrease in the net interest income and net income in the event of a sudden and sustained increase or decrease in market interest rates of 200 percentage points. The following tables present the Bank's projected change in net interest income and net income for 100 and 200 percentage point rate shocks as of December 31, 2002 and the Board's established limit. The impact on net interest income and net income relate to the Bank only. The assets and liabilities of the parent company only or for National and PCS are not considered in this analysis and their corresponding earnings at risk do not have a significant effect on this analysis.

TABLE 19 - CHANGES IN NET INTEREST INCOME

In thousands

                                      Net Interest                        Percent       Board
  Change in Interest Rates               Income       Computed Change     Change        Limit
-----------------------------         ------------    ---------------     -------      --------
200 PERCENTAGE POINT RISE               $37,926           $4,080           12.05%      (15.00%)
100 PERCENTAGE POINT RISE                36,609            2,762            8.16%
BASE RATE SCENARIO                       33,846
100 PERCENTAGE POINT DECLINE             32,082           (1,764)          (5.21%)
200 PERCENTAGE POINT DECLINE             30,963           (2,884)          (8.52%)     (15.00%)

TABLE 20 - CHANGES IN NET INCOME

In thousands

                                      Net Interest                        Percent       Board
  Change in Interest Rates               Income       Computed Change     Change        Limit
-----------------------------         ------------    ---------------     -------      --------
200 PERCENTAGE POINT RISE               $15,256           $2,846           22.93%      (20.00%)
100 PERCENTAGE POINT RISE                14,312            1,902           15.33%
BASE RATE SCENARIO                       12,410
100 PERCENTAGE POINT DECLINE             11,163           (1,247)         (10.05%)
200 PERCENTAGE POINT DECLINE             10,382           (2,028)         (16.34%)     (20.00%)

The preceding tables indicate that as of December 31, 2002, in the event of a sudden and sustained decrease in prevailing market interest rates, both PennRock's net interest income and net income would be expected to decrease $2.9 million and $2.0 million respectively. However, if market rates increased by 200 percentage points, net interest income and net income would be expected to increase. This simulation analysis agrees with Table 18 gap analysis that indicates that PennRock is asset sensitive. PennRock's interest income and net income increase if rates rise and decline if rates fall. At December 31, 2002, PennRock's estimated changes in net interest income and net income are within policy limits.

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

                       PENNROCK FINANCIAL SERVICES CORP.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following audited consolidated financial statements are set forth in this Annual Report of Form 10-K on the following pages:

PennRock Financial Services Corp. and Subsidiaries
    Independent Auditors' Report...............................    40
    Consolidated Balance Sheets................................    41
    Consolidated Statements of Income..........................    42
    Consolidated Statements of Stockholders' Equity............    43
    Consolidated Statements of Cash Flows......................    44
    Notes to Consolidated Financial Statements.................    45

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of PennRock Financial Services Corp.

We have audited the accompanying consolidated balance sheets of PennRock Financial Services Corp. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of PennRock's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PennRock Financial Services Corp. and Subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


                                           /s/ SIMON LEVER & COMPANY

January 29, 2003
Lancaster, Pennsylvania

                       PENNROCK FINANCIAL SERVICES CORP.

CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share data

                                                                       December 31,
                                                              -----------------------------
ASSETS                                                            2002              2001
                                                              -----------       -----------
Cash and due from banks                                       $    23,092       $    23,242
Short-term investments                                              9,226             4,787
Mortgages held for sale                                             7,147             2,420
Securities available for sale (at fair value)                     304,814           303,334
Loans                                                             602,840           558,369
   Allowance for loan losses                                       (7,075)           (7,262)
                                                              -----------       -----------
   Net loans                                                      595,765           551,107
Premises and equipment                                             16,256            14,428
Accrued interest receivable                                         3,282             3,890
Bank owned life insurance                                          26,491            25,248
Other assets                                                       22,516            20,482
                                                              -----------       -----------
Total assets                                                  $ 1,008,589       $   948,938
                                                              ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
     Non-interest bearing                                     $   121,598       $   108,529
     Interest bearing                                             621,664           555,165
                                                              -----------       -----------
     Total deposits                                               743,262           663,694
   Short-term borrowings                                           40,363            76,754
   Long-term debt                                                 127,000           121,000
   Accrued interest payable                                         2,465             2,960
   Other liabilities                                                8,521             6,126
                                                              -----------       -----------
   Total liabilities                                              921,611           870,534
Stockholders' Equity:
   Common stock, par value $2.50 per share; authorized -
     20,000,000 shares; issued - 7,017,716 shares                  17,544            15,952
   Surplus                                                         33,745            16,446
   Accumulated other comprehensive loss, net of tax                (3,377)           (5,165)
   Retained earnings                                               41,926            52,780
   Treasury stock at cost (108,379 and 81,136 shares)              (2,860)           (1,609)
                                                              -----------       -----------
   Total stockholders' equity                                      86,978            78,404
                                                              -----------       -----------
Total liabilities and stockholders' equity                    $ 1,008,589       $   948,938
                                                              ===========       ===========

See notes to consolidated financial statements.

                       PENNROCK FINANCIAL SERVICES CORP.

CONSOLIDATED STATEMENTS OF INCOME

In thousands, except share and per share data

                                                                                Year Ended December 31,
                                                                     ------------------------------------------
                                                                        2002            2001            2000
                                                                     ----------      ----------      ----------
Interest income:
   Interest and fees on loans                                        $   42,733      $   43,787      $   41,959
   Securities available for sale:
     Taxable                                                             12,159          13,995          15,820
     Tax-exempt                                                           1,902           3,906           5,949
   Mortgages held for sale                                                  248             212              27
   Other                                                                    100             374             479
                                                                     ----------      ----------      ----------
   Total interest income                                                 57,142          62,274          64,234
                                                                     ----------      ----------      ----------
Interest expense:
   Deposits                                                              15,157          24,012          27,681
   Short-term borrowings                                                    796           1,304           3,891
   Long-term debt                                                         7,330           7,050           5,501
                                                                     ----------      ----------      ----------
   Total interest expense                                                23,283          32,366          37,073
                                                                     ----------      ----------      ----------
   Net interest income                                                   33,859          29,908          27,161
Provision for loan losses                                                 1,750           1,548           3,076
                                                                     ----------      ----------      ----------
Net interest income after provision for loan losses                      32,109          28,360          24,085
                                                                     ----------      ----------      ----------
Non-interest income:
   Service charges on deposit accounts                                    2,851           2,544           1,738
   Other service charges and fees                                           308             286             282
   Fiduciary activities                                                   1,522           1,492           1,402
   Investment management and benefit plan administration                  2,572           1,990
   Net realized gains on sales of available for sale securities             369           1,537           1,547
   Mortgage banking                                                         513             500             309
   Increase in cash surrender value of bank owned life
     insurance                                                            1,243           1,015             821
   Other                                                                  1,766           1,666           1,216
                                                                     ----------      ----------      ----------
   Total non-interest income                                             11,144          11,030           7,315
                                                                     ----------      ----------      ----------
Non-interest expenses:
   Salaries and benefits                                                 16,147          15,218          12,080
   Occupancy, net                                                         1,804           1,570           1,389
   Equipment depreciation and service                                     1,389           1,359           1,252
   Advertising and marketing                                                998             955             694
   Computer program amortization and maintenance                          1,064           1,076             804
   Other                                                                  6,045           5,104           4,061
                                                                     ----------      ----------      ----------
   Total non-interest expense                                            27,447          25,282          20,280
                                                                     ----------      ----------      ----------
Income before income taxes                                               15,806          14,108          11,120
Income taxes                                                              2,580           2,041           1,574
                                                                     ----------      ----------      ----------
Net income                                                           $   13,226      $   12,067      $    9,546
                                                                     ==========      ==========      ==========
Per share information:
  Basic earnings                                                     $     1.90      $     1.74      $     1.38
  Diluted earnings                                                         1.88            1.73            1.38
  Cash dividends                                                           0.76            0.69            0.60

Weighted average number of shares outstanding:
   Basic                                                              6,946,836       6,915,403       6,893,306
   Diluted                                                            7,025,462       6,966,241       6,913,515

See notes to consolidated financial statements.

                       PENNROCK FINANCIAL SERVICES CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

In thousands, except per share data                                                          Accumulated
                                                                                                Other
                                                                                            Comprehensive
                                               Common                Retained   Treasury     Income (Loss)
                                                Stock     Surplus    Earnings     Stock       Net of Tax        Total
                                               -------    -------    --------   --------    --------------     -------
Balance as of January 1, 2000                  $15,194    $11,114     $46,609    $(3,068)       $(10,616)      $59,233

Comprehensive income:
   Net income                                                           9,546                                    9,546
   Change in net unrealized gains and
         losses on securities available for
         sale, net of reclassification
         adjustment and tax effects                                                                8,039         8,039
                                                                                                               -------
   Total comprehensive income                                                                                   17,585
Purchase of treasury stock                                                        (1,584)                       (1,584)
Sale of treasury stock under
   dividend reinvestment plan                                            (318)     1,825                         1,507
Treasury stock issued as compensation                                      (7)        32                            25
Cash dividend ($0.60 per share)                                        (4,168)                                  (4,168)
                                               -------    -------     -------    -------         -------       -------
Balance as of December 31, 2000                 15,194     11,114      51,662     (2,795)         (2,577)       72,598

Comprehensive income:
   Net income                                                          12,067                                   12,067
   Change in net unrealized gains and
         losses on securities available for
         sale, net of reclassification
         adjustment and tax effects                                                               (2,588)       (2,588)
                                                                                                               -------
   Total comprehensive income                                                                                    9,479
Purchase of treasury stock                                                          (588)                         (588)
Sale of treasury stock under
   dividend reinvestment plan                                  28         (78)     1,751                         1,701
Treasury stock issued as compensation                           1          (3)        23                            21
5% stock dividend and cash paid in
   lieu of fractional shares                       758      5,303      (6,077)                                     (16)
Cash dividend ($0.69 per share)                                        (4,791)                                  (4,791)
                                               -------    -------     -------    -------         -------       -------
Balance as of December 31, 2001                 15,952     16,446      52,780     (1,609)         (5,165)       78,404

Comprehensive income:
   Net income                                                          13,226                                   13,226
   Change in net unrealized gains and
         losses on securities available for
         sale, net of reclassification
         adjustment and tax effects                                                                1,788         1,788
                                                                                                               -------
   Total comprehensive income                                                                                   15,014
Purchase of treasury stock                                                        (3,139)                       (3,139)
Sale of treasury stock under
   dividend reinvestment plan                                 (28)        342      1,527                         1,841
Treasury stock issued as compensation                          (1)          5         53                            57
Stock options exercised                                                  (122)       308                           186
10% stock dividend and cash paid in
   lieu of fractional shares                     1,592     17,328     (18,950)                                     (30)
Cash dividend ($0.76 per share)                                        (5,355)                                  (5,355)
                                               -------    -------     -------    -------         -------       -------
Balance as of December 31, 2002                $17,544    $33,745     $41,926    $(2,860)        ($3,377)      $86,978
                                               =======    =======     =======    =======         =======       =======

See notes to consolidated financial statements.

                       PENNROCK FINANCIAL SERVICES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands
                                                                                  Year Ended December 31,
                                                                        -----------------------------------------
                                                                          2002            2001            2000
                                                                        ---------       ---------       ---------
OPERATING ACTIVITIES:
   Net income                                                           $  13,226       $  12,067       $   9,546
   Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                              1,750           1,548           3,076
     Depreciation and amortization                                          1,331           1,462           1,310
     Amortization of goodwill                                                                 258
     Accretion and amortization of securities                               1,708            (958)           (998)
     Deferred income taxes                                                   (290)           (323)           (125)
     Net realized gains on sale of available for sale securities             (369)         (1,537)         (1,547)
     Proceeds from sales of mortgage loans                                 66,382          57,794          23,443
     Originations of mortgages held for sale                              (71,019)        (59,994)        (23,448)
     (Gain) loss on sale of mortgage loans, net                               (90)             15              65
     (Increase) decrease in interest receivable                               608           2,415            (427)
     Increase (decrease) in interest payable                                 (495)         (1,807)          1,169
     Increase in cash surrender value of bank owned life insurance         (1,243)         (1,015)           (821)
     Other changes, net                                                    (1,741)         (2,544)            678
                                                                        ---------       ---------       ---------
   Net cash provided by operations                                          9,758           7,381          11,921
                                                                        ---------       ---------       ---------

INVESTING ACTIVITIES:
   Proceeds from sales of securities available for sale                   119,799         200,277          90,373
   Purchases of securities available for sale                            (231,116)       (269,044)       (100,886)
   Maturities of securities available for sale                            111,994          87,563          11,144
   Proceeds from sale of other real estate                                    479             367             266
   Purchase of bank owned life insurance                                                   (8,000)
   Net increase in loans                                                  (44,471)        (57,229)        (42,578)
   Net cash paid for business acquisition                                  (1,665)         (7,677)
   Purchases of premises and equipment                                     (3,226)         (2,274)         (1,369)
                                                                        ---------       ---------       ---------
   Net cash used in investing activities                                  (48,206)        (56,017)        (43,050)
                                                                        ---------       ---------       ---------

FINANCING ACTIVITIES:
   Net increase in non-interest bearing deposits                           13,068          14,528           6,477
   Net increase (decrease) in interest bearing deposits                    66,499         (33,828)         45,102
   Net increase (decrease) in short-term borrowings                       (36,391)         22,579             968
   Net increase in long-term debt                                           6,000          30,000           1,000
   Issuance of treasury stock                                               2,085           1,722           1,532
   Purchase of treasury stock                                              (3,139)           (588)         (1,584)
   Cash dividends                                                          (5,355)         (4,791)         (4,168)
   Cash paid with stock dividend                                              (30)            (16)
                                                                        ---------       ---------       ---------
   Net cash provided by financing activities                               42,737          29,606          49,327
                                                                        ---------       ---------       ---------
   Increase (decrease) in cash and cash equivalents                         4,289         (19,030)         18,198
   Cash and cash equivalents at beginning of year                          28,029          47,059          28,861
                                                                        ---------       ---------       ---------
   Cash and cash equivalents at end of year                             $  32,318       $  28,029       $  47,059
                                                                        =========       =========       =========

Supplemental schedule of interest and income taxes paid:
   Total interest paid                                                  $  23,778       $  30,558       $  33,367
   Total income taxes paid                                                  3,189           1,750           2,654

See notes to consolidated financial statements.

                       PENNROCK FINANCIAL SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of PennRock Financial Services Corp. ("PennRock") and subsidiaries conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The following is a description of PennRock's more significant accounting policies.

BUSINESS:

PennRock is a bank holding company incorporated in 1986 under the laws of Pennsylvania. Blue Ball National Bank ("the Bank"), The National Advisory Group, Inc. ("National") and Pension Consulting Services, Inc. ("PCS") are wholly owned subsidiaries of PennRock. The Bank provides a broad range of banking, trust and other financial services to consumers, small businesses and corporations in south-central and southeastern Pennsylvania. PennRock Insurance Group, Inc., a wholly owned subsidiary of the Bank, began operations in the first quarter of 1999 to offer and sell annuity and other insurance products. National, established in 1984, is the parent company of four corporations: National Actuarial Consultants, Ltd. which provides consulting, actuarial and administrative services to retirement and employee benefit plans; National Financial Advisors, Inc. which offers investment, advisory and asset management services to retirement plan sponsors and participants, and serves as an investment advisor to the Dresher Family of Funds; NFA Brokerage Services, Inc. which is a mutual-funds-only broker-dealer; and National Shareholder Services, Inc. which provides transfer agency services for the Dresher Family of Funds. The Dresher Family of Funds is an open-end diversified management investment company (mutual fund) that consists of two portfolios: The Dresher Comprehensive Growth Fund and The Dresher Classic Retirement Fund.

BASIS OF PRESENTATION:

The consolidated financial statements of PennRock include the accounts of PennRock and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to current year presentation. All share and per-share data have been restated to reflect the impact of a 10% stock dividend paid on August 13, 2002 and a 5% stock dividend paid on August 10, 2001.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated balance sheets and operations for the reporting periods. One material estimate that is particularly susceptible to significant change in the near-term relates to the determination of the allowance for loan losses. Actual results could differ significantly from those estimates.

CASH AND CASH EQUIVALENTS:

For purposes of the Consolidated Statements of Cash Flows, PennRock defines cash and cash equivalents to include cash, amounts due from banks, federal funds sold and other short-term investments. Generally, federal funds are purchased and sold for one-day periods.

MORTGAGES HELD FOR SALE:

Mortgages held for sale are carried at the lower of aggregate cost or market value with market determined on the basis of open commitments for committed loans. For uncommitted loans, market is determined on the basis of current delivery prices in the secondary mortgage market. Any resulting unrealized losses are included in other income.

SECURITIES AVAILABLE FOR SALE:

Debt securities are classified as available for sale if management intends to hold these securities for an indefinite period of time but not necessarily to maturity. All equity securities must be classified as available for sale. All securities purchased by PennRock or the Bank are classified as available for sale ("AFS"). Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of PennRock's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. AFS securities are carried at fair value.

Unrealized gains or losses, net of the related deferred tax effect, are reported as other comprehensive income (loss) in stockholders' equity.

A decline in the market value of any debt or equity security below cost that is deemed to be other than temporary is charged to income resulting in the establishment of a new cost basis for the security.

                       PENNROCK FINANCIAL SERVICES CORP.

Purchase premiums and discounts on securities are amortized and accreted to interest income using a method which approximates a level yield over the period to maturity of the related securities. Purchase premiums and discounts on mortgage-backed securities are amortized and accreted to interest income using a method which approximates a level yield over the remaining lives of the securities, taking into consideration assumed prepayment patterns. Interest and dividend income are recognized when earned. Realized gains and losses for securities are included in other income and are derived using the specific identification method for determining the costs of securities sold.

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

A loan is considered to be impaired when it is probable that all amounts, including principal and interest, will not be collected in accordance with the contractual terms of the loan agreement. In such cases, the amount of impairment and any subsequent changes are recorded as an adjustment to the allowance for loan losses. This analysis applies to all loans, both collateralized and uncollateralized, except for large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, loans held for sale and debt securities. PennRock evaluates a loan for impairment when the loan is internally classified as an "8" (substandard) or "9" (doubtful). All non-accrual loans not meeting the definition of smaller balance homogeneous loans are considered impaired. PennRock generally measures impairment based upon the present value of the loan's expected future cash flows, except where foreclosure or liquidation is probable or when the primary source of repayment is provided by real estate collateral. In these circumstances, impairment is based upon the fair value of the collateral. Impairment with regard to substantially all of PennRock's impaired loans has been measured by the fair value of the underlying collateral.

ALLOWANCE FOR LOAN LOSSES:

PennRock's allowance for loan losses is established and maintained based upon management's evaluation of the risks inherent in PennRock's loan portfolio including the economic trends and other conditions in specific geographic areas as they relate to the nature of PennRock's portfolio. PennRock's one-to four family residential loans and consumer loans are homogeneous in nature and no single loan is individually significant in terms of its size or potential risk of loss. Therefore, management evaluates these loans as a group of loans. Management utilizes historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan administration and resolution, the views of its regulators, and other relevant factors, such as assumptions and projections of current economic and market conditions in order to determine the adequacy of the allowance for loan losses on these loans. For individually impaired commercial real estate loans, an estimated value of the property or collateral securing the loan is determined through an appraisal, where possible. If the unpaid balance of the loan is greater than the estimated fair value of the property, a reserve is established for the difference between the carrying value and the estimated fair value or liquidation value. Other impaired loans such as non-mortgage commercial loans are evaluated individually as well. For these loans, a determination is made of the value of the collateral, if any, through examination of current financial information. If the unpaid balance of the loan is greater than estimated fair value of the property, a reserve is established for the difference between the carrying value and the estimated fair value or liquidation value.

Allowances are also established on some classes of the performing portfolio and represent loss allowances that have been established to recognize the probable losses inherent in that class of the loan portfolio. In determining the adequacy of the loss allowance, management considers changes in the size and composition of the loan portfolio, historical loan loss experience, current economic and market conditions and PennRock's credit administration procedures.

                       PENNROCK FINANCIAL SERVICES CORP.

Management believes that the allowance for loan losses is adequate. While management uses historical and currently available information to evaluate the adequacy of the allowance, this evaluation is inherently subjective as it requires material estimates, including the amounts and timing of expected future cash flows on impaired loans, which may be susceptible to significant change. Future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require changes to the allowance based on their judgments about information available to them at the time of their examination.

Loan losses are charged directly against the allowance for loan losses, and recoveries on previously charged off loans are added to the allowance. Provisions for loan losses charged against income increase the allowance.

OTHER REAL ESTATE OWNED:

Other real estate owned represents properties acquired through customers' loan defaults. When properties are acquired through foreclosure or deed in lieu of foreclosure, any excess of the loan balance at the time of foreclosure over the fair value of the real estate held as collateral is recognized as a loss and charged to the allowance for loan losses. After foreclosure, other real estate is reported at the lower of fair value at acquisition date or current fair value less estimated disposal costs. Fair value is determined on the basis of current appraisals obtained from independent sources. Subsequent write-downs are charged to an allowance for other real estate established through provisions for other real estate expenses. Costs of significant property improvements which enhance the salability of the property are capitalized while costs associated with holding or maintaining other real estate are charged to operations as incurred. Other real estate owned is recorded as other assets in the Consolidated Balance Sheets.

PREMISES AND EQUIPMENT:

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on straight line and accelerated methods based on the estimated service lives of the assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income for the period. Maintenance, repairs, and minor improvements are expensed as incurred. Significant renewals and improvements are capitalized.

GOODWILL:

Goodwill represents the excess of cost over the assigned value of net assets acquired in a business combination. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." On January 1, 2002, PennRock adopted the provisions of SFAS No. 142. This statement eliminates the regularly scheduled amortization of goodwill and other intangibles with indefinite lives and replaces this method with a two-step process for testing the impairment of goodwill on at least an annual basis. This includes goodwill and intangibles recorded from past business combinations and acquisitions. In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 clarifies that a branch acquisition that meets the definition of a "business" is to be accounted for as a business combination. If the acquisition is a business combination then the purchase accounting provisions of SFAS No. 141 "Business Combinations" apply. Prior to SFAS No. 147, the intangibles arising from a branch acquisition were accounted for in accordance with SFAS No. 72, "Accounting for Certain Acquisitions of Bank and Thrift Institutions" and were therefore not considered goodwill for purposes of SFAS No. 142. If the branch acquisition is considered a business combination, SFAS No. 147 requires that the unamortized balance of these intangibles are to be reclassified as goodwill and accounted for and reported prospectively under the provisions of SFAS No. 142. Under SFAS No. 142, this "reclassified goodwill" will be evaluated for impairment but will no longer be amortized. PennRock adopted the provisions of SFAS No. 147 during the fourth quarter of 2002, and subsequently reclassified $308,000 of intangibles from prior branch acquisitions to goodwill. In addition, $75,000 of amortization of the reclassified intangible previously expensed for the first three quarters of 2002 was reversed and taken back into income. The adoption of SFAS No. 142 and SFAS No. 147 eliminates annual goodwill amortization of approximately $587,000 per year. As of December 31, 2002, PennRock has goodwill of $9.8 million which includes the reclassified goodwill. Goodwill totaled $7.8 million as of December 2001.

                       PENNROCK FINANCIAL SERVICES CORP.

ORIGINATED MORTGAGE SERVICING RIGHTS:

Originated mortgage loan servicing rights ("OMSRs") are capitalized when realized through the origination of mortgage loans that are subsequently sold with servicing rights retained. PennRock recognizes OMSRs as an allocation of the carrying amount of the loans sold between the loans sold and the servicing rights retained. PennRock receives fees for servicing mortgage loans it has sold. Servicing fees, expressed as a percentage of the unpaid principal balance, are collected from the borrower's payments. Late charges and other ancillary fees are also included in servicing income. Servicing fee revenue is recognized as earned, unless collection is doubtful.

OMSRs are periodically evaluated for impairment based on the fair value of these rights. The fair value of OMSRs is determined by discounting the estimated future cash flows using a discount rate commensurate with the risks involved. This method of valuation incorporates assumptions that market participants would use in estimating future servicing income and expense, including assumptions about prepayment, default, and interest rates. For purposes of measuring impairment, the loans underlying the OMSRs are stratified by type (conventional fixed-rate, conventional adjustable-rate, etc.). Impairment is measured by the amount the book value of the OMSRs exceeds the fair value of the OMSRs. Impairment, if any, is recognized through a valuation allowance and a charge to current operations. The recovery of any previously established impairment reserve is recognized as income in current operations. OMSRs, net of valuation allowances, are amortized in proportion to, and over the period of, the estimated net servicing revenue of the underlying mortgages, which are secured by single-family properties. The amortization expense is deducted from the related servicing fee revenue in the Consolidated Statements of Income. The amortization of OMSRs is periodically evaluated and adjusted, if necessary, to reflect changes in prepayment rates or other related factors.

FIDUCIARY ASSETS AND ASSETS UNDER MANAGEMENT:

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

FEDERAL INCOME TAXES:

PennRock and its subsidiaries file consolidated income tax returns. Deferred income taxes have been provided for elements of income and expense that are recognized for financial reporting purposes in periods different than when such items are recognized for income tax purposes. PennRock accounts for income taxes under the liability method which applies the enacted statutory tax rates in effect as of the balance sheet date to differences between the book and tax bases of assets and liabilities. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax rates or laws. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the change is enacted. For further discussion on federal income taxes and deferred tax assets and liabilities, see Note 11: Income Taxes in Notes to Consolidated Financial Statements.

TREASURY STOCK:

The purchase of PennRock's treasury stock is recorded at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on a first-in, first-out method.

PROFIT SHARING PLAN:

Profit sharing contributions are calculated by a formula approved by the Board of Directors and are based on the Bank's return on equity. Costs are funded as accrued.

ADVERTISING, MARKETING AND PUBLIC RELATIONS:

PennRock expenses advertising, marketing and public relations costs as incurred. These expenses for 2002, 2001 and 2000 totaled $998,000, $955,000 and $694,000, respectively.

                       PENNROCK FINANCIAL SERVICES CORP.

STOCK-BASED COMPENSATION:

PennRock accounts for its stock options and stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Based Compensation." Under this method, no compensation expense is recognized for stock options when the exercise price of the option equals fair value, or market price, of the underlying stock at the date of grant. Under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123," the fair value of a stock option is recognized as compensation expense over the service period (generally the vesting period). Since we have chosen to continue to account for stock options and stock-based compensation plans in accordance with APB 25, we have adopted the disclosure-only provisions of SFAS No. 123. This requires us to provide pro forma net income and earnings per share information to show the impact on earnings from the compensation expense as if the fair value approach of SFAS No. 123 had been adopted. This disclosure is provided in Note 13: Stock Option Plan in the Notes to Consolidated Financial Statements.

NET INCOME PER SHARE:

Basic earnings per share ("EPS") is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period plus the maximum number of potentially dilutive common shares related to PennRock's outstanding stock options. Potentially dilutive common shares are computed using the treasury stock method.

SEGMENT DISCLOSURE:

Management measures the performance and allocates the resources of PennRock as a single segment, community banking. Therefore, we do not have any operating segments that require additional information.

NOTE 2: RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average balances of reserves on deposit with the Federal Reserve Bank based on deposits outstanding. The amount of those required reserves as of December 31, 2002 was approximately $8.0 million. Balances maintained at the Federal Reserve Bank are included in cash and due from banks.

NOTE 3: SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of securities available for sale are as follows:

In thousands                                                   DECEMBER 31, 2002
                                              ---------------------------------------------------
                                                             GROSS          GROSS       ESTIMATED
                                              AMORTIZED    UNREALIZED     UNREALIZED      FAIR
                                                COST         GAINS          LOSSES        VALUE
                                              ---------    ----------     ----------    ---------
U.S. Treasury securities and other
   U.S. government agencies                   $  7,018      $    105      $      0       $  7,123
Obligations of states and political
   subdivisions                                 16,813           295          (598)        16,510
U.S. agency mortgage-backed securities          81,131         1,538          (102)        82,567
Collateralized mortgage obligations             58,870           419          (192)        59,097
Corporate notes                                 75,341            26        (7,096)        68,271
                                              --------      --------      --------       --------
Total debt securities available for sale       239,173         2,383        (7,988)       233,568
Equity securities                               70,758         1,974        (1,486)        71,246
                                              --------      --------      --------       --------
Total securities available for sale           $309,931      $  4,357      ($ 9,474)      $304,814
                                              ========      ========      ========       ========

                       PENNROCK FINANCIAL SERVICES CORP.

In thousands                                                    December 31, 2001
                                              ---------------------------------------------------
                                                             Gross          Gross       Estimated
                                              Amortized    Unrealized     Unrealized      Fair
                                                Cost         Gains          Losses        Value
                                              ---------    ----------     ----------    ---------
U.S. Treasury securities and other
   U.S. government agencies                   $ 17,082      $    205      $    (38)      $ 17,249
Obligations of states and political
   subdivisions                                 45,448           171        (1,209)        44,410
U.S. agency mortgage-backed securities          39,733           171           (61)        39,843
Collateralized mortgage obligations             85,137           456          (486)        85,107
Corporate notes                                 65,600             2        (5,783)        59,819
                                              --------      --------      --------       --------
Total debt securities available for sale       253,000         1,005        (7,577)       246,428
Equity securities                               58,160         1,077        (2,331)        56,906
                                              --------      --------      --------       --------
Total securities available for sale           $311,160      $  2,082      $ (9,908)      $303,334
                                              ========      ========      ========       ========

The amortized cost and fair value of debt securities as of December 31, 2002, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

In thousands                                               DECEMBER 31, 2002
                                                        ------------------------
                                                        AMORTIZED         FAIR
                                                          COST            VALUE
                                                        --------        --------
Due after one year through five years                   $  2,000        $  2,006
Due after five years through ten years                       237             260
Due after ten years                                       96,935          89,638
                                                        --------        --------
                                                          99,172          91,904
Mortgage backed securities                                81,131          82,567
Collateralized mortgage obligations                       58,870          59,097
                                                        --------        --------
Total debt securities                                   $239,173        $233,568
                                                        ========        ========

Gains and losses from sales of securities available for sale are as follows:

In thousands
                                      2002             2001             2000
                                    ---------        ---------        ---------
Debt securities
   Gross gains                      $   1,751        $   1,693        $     708
   Gross losses                          (103)            (379)             (13)
                                    ---------        ---------        ---------
   Total debt securities                1,648            1,314              695
Equity securities, net                 (1,279)             223              852
                                    ---------        ---------        ---------
Total securities gains              $     369        $   1,537        $   1,547
                                    =========        =========        =========

Proceeds from sales of securities available for sale are as follows:

In thousands
                                      2002             2001             2000
                                    ---------        ---------        ---------
Debt securities                     $ 100,456        $ 172,499        $  62,942
Equity securities                      19,343           27,778           27,431
                                    ---------        ---------        ---------
Total proceeds                      $ 119,799        $ 200,277        $  90,373
                                    =========        =========        =========

Securities with a carrying value of $57.6 million and $81.5 million as of December 31, 2002 and 2001 were pledged to secure public and trust deposits, repurchase agreements as well as other purposes.

                       PENNROCK FINANCIAL SERVICES CORP.

NOTE 4: LOANS

The loan portfolio, net of unearned income and deferred loan fees, as of December 31, 2002 and 2001 is as follows:

In thousands
                                                          2002            2001
                                                        --------        --------
Commercial, financial and agricultural:
   Commercial, secured by real estate                   $327,592        $276,667
   Agricultural                                            6,838           6,368
   Other                                                  83,801          77,849
Real estate - construction                                32,140          46,558
Real estate - mortgage                                   141,983         137,929
Consumer                                                  10,486          12,998
                                                        --------        --------
Total loans                                             $602,840        $558,369
                                                        ========        ========

In the ordinary course of business, the Bank has loan, deposit, and other transactions with its directors, their affiliated companies, executive management and their associates (as defined), collectively referred to as related parties. Such transactions are on substantially the same terms, including interest rates and collateral (with regard to loans), as those prevailing at the time for comparable transactions with others. Activity for the related party loans for the year ended December 31, 2002, was as follows:

In thousands

Balance, January 1, 2002                   $ 11,333
New loans                                     8,357
Repayments                                   (4,661)
                                           --------
Balance, December 31, 2002                 $ 15,029
                                           ========

Included in the loan portfolio are loans on which the Bank has ceased the accrual of interest. Such loans amounted to $1.2 million and $692,000 as of December 31, 2002 and 2001. If interest income had been recorded on all non-accrual loans outstanding during the years 2002, 2001 and 2000, interest income would have been increased as shown in the following table:

In thousands
                                                      2002       2001       2000
                                                      ----       ----       ----
Interest which would have been recorded
   under original terms                               $ 78       $161       $527
Interest income recorded during the year                27         25         31
                                                      ----       ----       ----
Net impact on interest income                         $ 51       $136       $496
                                                      ====       ====       ====

PennRock accounts for impaired loans in accordance with SFAS No. 114. Under this standard, once a loan has been identified as being impaired, management measures impairment using discounted cash flows, or in the case of collateral dependent loans, the fair value of the collateral. When the recorded investment in an impaired loan exceeds the estimated fair value, such impairment is recognized as a valuation reserve that is included in the overall allowance for loan losses.

                       PENNROCK FINANCIAL SERVICES CORP.

The following table presents the status of impaired loans.

In thousands
                                                              2002         2001
                                                             ------       ------
Impaired loans with a reserve                                $1,100       $  308
Impaired loans with no reserve                                  112          397
                                                             ------       ------
Total impaired loans                                         $1,212       $  705
                                                             ======       ======

Reserve for impaired loans (1)                               $  343       $   80

Average balance of impaired loans during the year            $  959       $2,300

(1) The reserve for impaired loans is part of the overall allowance for loan losses.

NOTE 5: LOAN SERVICING

Mortgage loans serviced for Fannie Mae and Federal Home Loan Mortgage Corporation are not included in the accompanying Consolidated Balance Sheets. The unpaid principal balances of those loans were $201.7 million as of December 31, 2002 and $182.7 million as of December 31, 2001.

During 2002, $359,000 of originated mortgage servicing rights were capitalized and $346,000 of amortization and impairment of mortgage servicing rights were recorded. In 2001, $280,000 of originated mortgage servicing rights were capitalized and $244,000 of amortization and impairment of mortgage servicing rights were recorded. The estimated fair value of mortgage servicing rights was $571,000 as of December 31, 2002 and $630,000 as of December 31, 2001 which are included in Other Assets in the Consolidated Balance Sheets.

NOTE 6: ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows:

In thousands
                                              2002          2001          2000
                                            -------       -------       -------
Balance at beginning of year                $ 7,262       $ 5,973       $ 5,514
Provision charged to expense                  1,750         1,548         3,076
Recoveries of loans charged-off                 260           329           223
                                            -------       -------       -------
                                              9,272         7,850         8,813
Loans charged off                            (2,197)         (588)       (2,840)
                                            -------       -------       -------
Balance at end of year                      $ 7,075       $ 7,262       $ 5,973
                                            =======       =======       =======

NOTE 7: PREMISES AND EQUIPMENT

Details of premises and equipment as of December 31 are as follows:

In thousands
                                                      2002               2001
                                                    --------           --------
Land                                                $  2,081           $  2,097
Premises                                              15,128             12,932
Furniture and equipment                               14,347             13,021
Construction in progress                                  42                347
                                                    --------           --------
Total cost                                            31,598             28,397
Less accumulated depreciation                        (15,342)           (13,969)
                                                    --------           --------
Net book value                                      $ 16,256           $ 14,428
                                                    ========           ========

Depreciation expense was $1.3 million in 2002 and 2001 and $1.2 million in 2000.

                       PENNROCK FINANCIAL SERVICES CORP.

Future minimum rental payments that are related to non-cancelable operating leases having initial terms in excess of one year are:

     2003                         $270,012
     2004                          246,440
     2005                          241,190
     2006                          176,140
     2007                          149,430
     Thereafter                    313,850

Total lease payments were $318,000, $229,000 and $108,000 in 2002, 2001 and
2000.

NOTE 8: DEPOSITS

The following is a summary of deposit account balances as of December 31, 2002 and 2001:

In thousands
                                                         2002              2001
                                                      --------          --------
Non-interest bearing deposits                         $121,598          $108,529
NOW accounts                                            44,429            40,936
Money market deposit accounts                          176,967           160,590
Savings accounts                                        79,884            63,966
Time deposits                                          320,384           289,673
                                                      --------          --------
Total deposits                                        $743,262          $663,694
                                                      ========          ========

The following shows the maturity of time deposits by year as of December 31, 2002:

In thousands

2003                            $239,001
2004                              67,183
2005                               9,959
2006                               2,422
2007                               1,819
                                --------
Total                           $320,384
                                ========

NOTE 8: SHORT-TERM BORROWINGS

Federal funds purchased, securities sold under agreements to repurchase and the treasury tax and loan note generally mature within one to thirty days from the transaction date.

A summary of short-term borrowings is as follows for the years ended December 31, 2002, 2001 and 2000.

In thousands
                                                           2002           2001           2000
                                                         --------       --------       --------
Securities sold under agreements to repurchase:
  Federal Home Loan Bank                                 $ 12,000       $ 45,000       $ 30,000
  Customers                                                23,363         26,752         21,567
Federal funds purchased                                     4,330
U.S. Treasury tax and loan note                             5,000            672          2,608
                                                         --------       --------       --------
Total short-term borrowings outstanding at year-end      $ 40,363       $ 76,754       $ 54,175
                                                         ========       ========       ========

Average interest rate at year-end                            1.08%          1.68%          6.04%
Maximum outstanding at any month-end                     $ 80,692       $ 76,754       $107,726
Average amount outstanding                               $ 53,710       $ 38,094       $ 63,975
Weighted average interest rate                               1.48%          3.42%          6.08%

                       PENNROCK FINANCIAL SERVICES CORP.

The Bank controls all securities that serve as collateral for the securities sold under agreements to repurchase.

The Bank has approved federal funds lines totaling $12.0 million and a borrowing capacity of $347.2 million at the Federal Home Loan Bank of Pittsburgh ("the FHLB") as of December 31, 2002.

NOTE 9: LONG-TERM DEBT

Long-term debt consists of fixed rate advances from the FHLB with maturity schedules as follows:

In thousands
                  DECEMBER 31, 2002                                        December 31, 2001
------------------------------------------------------    --------------------------------------------------
                                           INTEREST                                                Interest
   AMOUNT           MATURITY DATE            RATE           Amount           Maturity Date           Rate
--------------  -----------------------   ------------    ------------   ----------------------    ---------
  $ 25,000      JUNE 2, 2003                  7.11%         $ 15,000     September 17, 2002           5.74%
    15,000      APRIL 21, 2005                6.27%           25,000     June 2, 2003                 7.11%
    25,000      JUNE 2, 2005                  6.89%           15,000     April 21, 2005               6.27%
    11,000      JUNE 4, 2007                  6.76%           25,000     June 2, 2005                 6.89%
    30,000      MARCH 23, 2011                3.94%           11,000     June 4, 2007                 6.76%
     6,000      JULY 16, 2012                 4.09%           30,000     March 23, 2011               3.94%
    15,000      SEPTEMBER 16, 2012            3.41%
  --------                                                  --------
  $127,000                                                  $121,000
  ========                                                  ========

All of the long-term advances are convertible advances that permit the FHLB to convert the advance from a fixed-rate to a variable-rate at its discretion on a specified call date following an initial "lock-out" period ranging from one year to five years. Some of the long-term advances further restrict the FHLB's ability to call the advance unless 3-month LIBOR is at or above a specified rate. If the FHLB exercises its option to convert an advance, the Bank has the option to repay the advance in full. During 2002 and 2001, the FHLB did not exercise its option to convert any advances.

All advances from the FHLB are collateralized by a security agreement covering qualified mortgage loans, and treasury, agency and mortgage-backed securities.

NOTE 10: CAPITAL TRANSACTIONS

On June 25, 2002, PennRock announced that the Board of Directors had authorized the repurchase of up to 400,000 shares of PennRock's outstanding common stock. Any repurchased shares will be held as treasury shares available for issuance with future stock dividends and stock splits, employee benefit plans, executive compensation plans, for issuance under the Dividend Reinvestment Plan or for issuance for any other appropriate corporate purpose. PennRock began open market repurchases of its outstanding common stock in 1995. In 2002, PennRock purchased 117,891 shares for $3.1 million and reissued 90,648 shares. In 2001, PennRock purchased 34,676 shares for $588,000 and reissued 114,725 shares. PennRock purchased 109,560 shares for $1.6 million and reissued 105,280 shares in 2000. There were 108,379 shares with a cost of $2.9 million as of December 31, 2002 and 81,136 shares with a cost of $1.6 million as of December 31, 2001 held as treasury stock.

NOTE 11: INCOME TAXES

An analysis of the provision for income taxes included in the Consolidated Statements of Income is as follows:

In thousands
                                2002          2001          2000
                              -------       -------       -------
Current expense               $ 2,870       $ 2,364       $ 1,699
Deferred taxes                   (290)         (323)         (125)
                              -------       -------       -------
Total income tax expense      $ 2,580       $ 2,041       $ 1,574
                              =======       =======       =======

                       PENNROCK FINANCIAL SERVICES CORP.

A reconciliation between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before provision for income taxes is as follows:

                                           2002          2001          2000
                                          ------        ------        ------
Statutory federal income tax rate           35.0%         34.0%         34.0%
Tax exempt income, net                     (12.0%)       (15.0%)       (20.2%)
Low income housing, rehabilitation
   and other tax credits                    (5.7%)        (4.9%)        (0.6%)
Disqualifying disposition of options        (0.4%)
Other, net                                  (0.6%)         0.4%          1.0%
                                          ------        ------        ------
Effective income tax rate                   16.3%         14.5%         14.2%
                                          ======        ======        ======

The tax effect of tax-exempt income on income tax expense is shown net of TEFRA interest expense disallowance.

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of PennRock's deferred tax liabilities and assets as of December 31, 2002 and 2001 are as follows:

In thousands
                                                              2002        2001
                                                             ------      ------
Deferred tax assets:
   Allowance for loan losses                                 $2,399      $2,367
   Net unrealized loss on securities available for sale       1,740       2,661
   Goodwill amortization or impairment                          165         163
   Other                                                         29
                                                             ------      ------
   Total deferred tax assets                                  4,333       5,191
                                                             ------      ------
Deferred tax liabilities:
   Depreciation                                                 205         196
   Investment security discount                                 253         323
   Other                                                                    166
                                                             ------      ------
   Total deferred tax liabilities                               458         685
                                                             ------      ------
Net deferred tax asset                                       $3,875      $4,506
                                                             ======      ======

Included in the table above is the recognition of unrealized gains and losses on certain investments in debt and equity securities accounted for under SFAS No. 115 for which no deferred tax expense or benefit was recognized in the Consolidated Statements of Income.

Management believes that it is more likely than not that the net deferred tax asset of $3.9 million will be realized since PennRock has a long history of earnings and has a carry-back potential greater than the deferred tax asset and is unaware of any reason that PennRock would not ultimately realize this asset.

NOTE 12: EMPLOYEE BENEFIT PLAN

The Bank has a non-contributory profit sharing plan covering substantially all full time employees of the Bank. Contributions made to the plan by PennRock were $1.3 million in 2002, $1.1 million in 2001 and $825,000 in 2000.

NOTE 13: STOCK INCENTIVE PLAN

PennRock has a Stock Incentive Plan ("the Plan"), the terms of which permit the granting of incentive stock options, nonqualified stock options and bonus stock to key employees of PennRock and its subsidiaries. All options under this Plan are granted at an exercise price equal to the market price at the date of the grant.

                       PENNROCK FINANCIAL SERVICES CORP.

A summary of PennRock's options outstanding as of December 31 is as follows:

                                       2002                           2001                           2000
                              -----------------------        -----------------------       ------------------------
                                             WEIGHTED                       Weighted                      Weighted
                                              AVERAGE                       Average                       Average
                                             EXERCISE                       Exercise                      Exercise
                               SHARES          PRICE          Shares         Price          Shares         Price
                              --------      ---------        --------       --------       --------       ---------
Outstanding, beginning
  of year                      176,271         $15.14          85,198         $16.65         47,099         $18.86
  Granted                       59,947          25.44          96,444          13.41         38,099          13.91
  Exercised                    (14,123)         13.15
  Forfeited                                                    (5,371)         13.15
                               -------                        -------                        ------
Outstanding, end of
  year                         222,095         $17.92         176,271         $15.14         85,198         $16.65
                               =======         ======         =======         ======         ======         ======

The weighted average fair value of options granted in the past three years is as follows:

          2002                             2001                          2000
 -----------------------          -----------------------        ---------------------
                    PER                              Per                          Per
  TOTAL            SHARE            Total           Share          Total         Share
  -----            -----            -----           -----          -----         -----
 $506,539          $8.45          $294,515          $3.56        $159,152        $4.59
 ========          =====          ========          =====        ========        =====

PennRock has elected to account for its stock options and stock-based compensation plans using the intrinsic value method in accordance with APB 25, "Accounting for Stock Based Compensation." Under this method, no compensation expense is recognized for stock options when the exercise price equals fair value at the date of grant. Since the Plan stipulates that the exercise price of the options is always equal to the market price at the date of the grant, we have recognized no compensation costs under the Plan. Had compensation costs for the Plan been determined based on the fair value of the options at the grant dates in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," as amended, PennRock's net income and earnings per share would have been as follows:

In thousands, except per share data
                                                          2002           2001           2000
                                                        -------        -------        -------
Net income - as reported                                $13,226        $12,067        $ 9,546
Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects               (165)          (186)           (65)
                                                        -------        -------        -------
Pro-forma net income                                    $13,061        $11,881        $ 9,481
                                                        =======        =======        =======

Earnings per share:
  Basic - as reported                                   $  1.90        $  1.74        $  1.38
  Basic - pro-forma                                        1.88           1.72           1.37
  Diluted - as reported                                    1.88           1.73           1.38
  Diluted - pro-forma                                      1.86           1.71           1.37

The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000:

                                                        2002           2001             2000
                                                     ----------      ---------        -------
Dividend yield                                             3.33%          3.82%          2.50%
Expected volatility                                       36.00%         30.00%         30.00%
Risk free interest rate                                    5.58%          5.44%          6.67%
Expected average life                                7.12 YEARS      3.41 years       5 years

                       PENNROCK FINANCIAL SERVICES CORP.

The following table sets forth information as of December 31, 2002, with respect to stock compensation plans under which equity securities are authorized for issuance:

                                                        Number of
                                                     Securities to be         Weighted             Number of
                                                       Issued Upon             Average            Securities
                                                       Exercise of         Exercise Price          Remaining
                                                       Outstanding         of Outstanding        Available for
                                                         Options               Options           Future Issues
                                                     ----------------      --------------        -------------
Stock based compensation plans approved
  by stockholders                                          221,747              $17.93                490,000
Stock based compensation plans not
  approved by stockholders                                     348               13.15
                                                           -------              ------                -------
Total                                                      222,095              $17.92                490,000
                                                           =======              ======                =======

Of the shares outstanding under stock based compensation plans approved by stockholders, 162,147 were issued under the Omnibus Stock Plan of 1992 and 59,600 were issued under the Stock Incentive Plan of 2002.

NOTE 14: COMMITMENTS AND CONTINGENT LIABILITIES AND CONCENTRATIONS OF CREDIT
         RISK

PennRock's financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business to meet the financing needs of its customers that involve elements of credit risk, interest rate risk and liquidity risk. These financial instruments include commitments to extend credit, standby letters of credit, guarantees, and liability for assets held in trust. PennRock's exposure to credit loss in the event of nonperformance by the other party on the financial instrument is represented by the contractual amount and the collateral value, if any, of those instruments. PennRock uses the same credit policies in commitments and conditional obligations as it does for on-balance sheet instruments.

A summary of PennRock's commitments and contingent liabilities as of December 31, 2002 and 2001 are as follows:

In thousands
                                                           2002          2001
                                                         --------      --------
Commitments to extend credit                             $146,559      $156,707
Financial and performance standby letters of credit        42,271        40,137
Commercial letters of credit                                  164           189

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

                       PENNROCK FINANCIAL SERVICES CORP.

Most of PennRock's business activity is with customers located within PennRock's defined market area. Investments in state and municipal securities may also involve government entities within PennRock's market area. The concentrations by loan type are set forth in Note 4: Loans in the Notes to Consolidated Financial Statements. The distribution of commitments to extend credit approximates the distribution of loans outstanding. The Bank, as a matter of policy, does not extend credit to any single borrower or group of related borrowers in excess of 65% of its legal lending limit. As of December 31, 2002, this limit was $8,466,000.

NOTE 15: RESTRICTIONS ON RETAINED EARNINGS

Certain restrictions exist regarding the ability of the Bank to transfer funds to PennRock in the form of cash dividends. The approval of the Comptroller of the Currency is required if the total dividends declared by a national bank in any calendar year exceeds the Bank's net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank can declare dividends during 2003, without approval of the Comptroller of the Currency, of approximately $11.3 million plus an additional amount equal to the Bank's net profit (as defined) for 2003 up to the date of any such dividend declaration.

NOTE 16: COMPREHENSIVE INCOME

PennRock has elected to report its comprehensive income in the Consolidated Statements of Stockholders' Equity. The only element of "other comprehensive income (loss)" applicable to PennRock is the net unrealized gain or loss on available for sale securities.

The components of the change in unrealized gains (losses) on securities available for sale are as follows:

In thousands
                                                                     2002           2001           2000
                                                                   --------       --------       --------
Net unrealized holding gains (losses) arising during the year      $  3,120       ($ 2,384)      $ 13,726
Reclassification adjustment for gains realized in net income           (369)        (1,537)        (1,547)
                                                                   --------       --------       --------

Net unrealized holding gains (losses) before taxes                    2,751         (3,921)        12,179
Tax effect                                                             (963)         1,333         (4,140)
                                                                   --------       --------       --------

Net change                                                         $  1,788       ($ 2,588)      $  8,039
                                                                   ========       ========       ========

NOTE 17: REGULATORY MATTERS

PennRock and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on PennRock's financial statements.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, PennRock and the Bank must meet specific capital guidelines that involve quantitative measures of PennRock's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. PennRock's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require PennRock and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that PennRock and the Bank meet all capital adequacy requirements to which they are subject.

                       PENNROCK FINANCIAL SERVICES CORP.

As of December 31, 2002, the most recent notification from the Federal Reserve Bank categorized PennRock as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, PennRock must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth below. There are no conditions or events since that notification that management believes have changed this category. PennRock's and the Bank's actual capital amounts and ratios are also presented in the following table.

                                                                       To Be Well
                                                                   Capitalized Under
                                                                   Prompt Corrective               For Capital
                                             Actual                Action Provisions            Adequacy Purposes
                                    -----------------------     -----------------------      -----------------------
                                       Amount        Ratio        Amount        Ratio          Amount        Ratio
                                    -----------    --------     ----------    ---------      ----------    ---------
PennRock Financial
   Services Corp.
As of December 31, 2002:
   Total capital to
     risk-weighted assets             $87,528        11.57%                                    $60,523          8.0%
   Tier 1 capital:
     to risk-weighted assets           80,234        10.61%                                     30,262          4.0%
     to average assets                 80,234         7.92%                                     40,532          4.0%

As of December 31, 2001:
   Total capital to
     risk-weighted assets             $82,647        11.71%                                    $56,482          8.0%
   Tier 1 capital:
     to risk-weighted assets           75,385        10.68%                                     28,241          4.0%
     to average assets                 75,385         8.40%                                     35,908          4.0%

Blue Ball National Bank
As of December 31, 2002:
   Total capital to
     risk-weighted assets             $86,831        11.55%       $75,178         10.0%        $60,143          8.0%
   Tier 1 capital:
     to risk-weighted assets           79,029        10.51%        45,107          6.0%         30,071          4.0%
     to average assets                 79,029         7.79%        50,735          5.0%         40,587          4.0%

As of December 31, 2001:
   Total capital to
     risk-weighted assets             $78,686        11.22%       $70,147         10.0%        $56,118          8.0%
   Tier 1 capital:
     to risk-weighted assets           71,055        10.13%        42,088          6.0%         28,059          4.0%
     to average assets                 71,055         7.99%        44,477          5.0%         35,581          4.0%

NOTE 18: FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions would significantly affect the estimates. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements.

                       PENNROCK FINANCIAL SERVICES CORP.

Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of future business. The value of significant sources of income such as fiduciary or asset management fees or mortgage banking operations has not been estimated. In addition, the tax effect relative to the recognition of unrealized gains and losses can have a significant impact on fair value estimates and have not been considered in any of the estimates. Accordingly, the aggregate fair value amounts do not represent the underlying value of PennRock.

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

      Loans:

            Loans are segregated by category, such as commercial, commercial real estate, residential mortgage, and installment. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and non-performing status. The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit risk inherent in the loan. The estimate of average maturity is based on historical experience with prepayments for each loan classification modified, as required, by an estimate of the effect of current economic and lending conditions. The carrying amount of accrued interest receivable approximates its fair value.

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

                       PENNROCK FINANCIAL SERVICES CORP.

As of December 31, 2002 and 2001, the estimated fair values of financial instruments based on disclosed assumptions are as follows:

In thousands
                                                                2002                               2001
                                                    ---------------------------         --------------------------
                                                     CARRYING           FAIR             Carrying          Fair
                                                      AMOUNT            VALUE             Amount           Value
                                                    ---------         ---------         ---------        ---------
Financial assets:
   Cash and due from banks                          $  23,092         $  23,092         $  23,242        $  23,242
   Short-term investments                               9,226             9,226             4,787            4,787
   Mortgages held for sale                              7,147             7,147             2,420            2,423
   Securities available for sale                      304,814           304,814           303,334          303,334
   Loans:
     Commercial, financial and agricultural           418,231           437,122           360,884          378,833
     Real estate - construction                        32,140            33,547            46,558           48,789
     Real estate - mortgage                           141,983           146,458           137,929          142,375
     Consumer                                          10,486            10,654            12,998           12,953
     Allowance for loan losses                         (7,075)                             (7,262)
                                                    ---------         ---------         ---------        ---------
     Net loans                                        595,765           627,781           551,107          582,950
   Accrued interest receivable                          3,282             3,282             3,890            3,890

Financial liabilities:
   Deposits:
     Non-interest bearing demand                      121,598           120,258           108,529           99,159
     Interest bearing demand                          221,396           220,943           201,526          187,585
     Savings                                           79,884            78,601            63,966           58,885
     Time deposits under $100,000                     278,323           281,749           253,757          257,649
     Time deposits over $100,000                       42,061            42,579            35,916           36,094
                                                    ---------         ---------         ---------        ---------
     Total deposits                                   743,262           744,130           663,694          639,372
   Short-term borrowings                               40,363            40,363            76,754           76,754
   Long-term debt                                     127,000           142,373           121,000          136,402
   Accrued interest payable                             2,465             2,465             2,960            2,960

Off-balance sheet financial instruments:
   Commitments to extend credit                       146,559           146,559           156,707          156,707
   Financial and performance standby letters
     of credit                                         42,271            42,271            40,137           40,137
   Commercial letters of credit                           164               164               189              189

NOTE 19: ACQUISITION

On October 31, 2002, PennRock acquired Pension Consulting Services, Inc. ("PCS") for $1.7 million. The transaction was accounted for under the purchase method of accounting. Substantially the entire purchase price was allocated to goodwill. PCS will retain its name and operate as a wholly owned subsidiary of PennRock. PCS is a third party administrator of retirement plans for small to medium sized business and professional corporations located in Pennsylvania, New Jersey, Maryland and Delaware. Since the acquisition was accounted for under the purchase method of accounting, the results of operations of PCS are not included in the financial statements of PennRock for periods prior to October 31, 2002.

                       PENNROCK FINANCIAL SERVICES CORP.

NOTE 20: PARENT COMPANY ONLY FINANCIAL INFORMATION

The following represents parent only financial information:

PENNROCK FINANCIAL SERVICES CORP. (PARENT COMPANY ONLY) BALANCE SHEETS

In thousands
                                                                  December 31,
                                                           -------------------------
                                                             2002             2001
                                                           --------         --------
ASSETS:
Cash and cash equivalents                                  $    103         $     20
Securities available for sale                                 1,588            2,420
Investment in subsidiaries                                   87,409           74,797
Receivable from subsidiary                                      627            2,054
Other assets                                                    973            1,364
                                                           --------         --------
Total assets                                               $ 90,700         $ 80,655
                                                           ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
   Dividends payable                                       $  1,386         $  1,324
   Payable to subsidiary                                        611
   Note payable to subsidiary                                   850              909
   Accrued expenses and taxes                                   875               18
                                                           --------         --------
   Total liabilities                                          3,722            2,251
                                                           --------         --------
Stockholders' equity:
   Common stock                                              17,544           15,952
   Surplus                                                   33,745           16,446
   Accumulated other comprehensive loss, net of tax          (3,377)          (5,165)
   Retained earnings                                         41,926           52,780
   Treasury stock at cost                                    (2,860)          (1,609)
                                                           --------         --------
   Total stockholders' equity                                86,978           78,404
                                                           --------         --------
 Total liabilities and stockholders' equity                $ 90,700         $ 80,655
                                                           ========         ========

PENNROCK FINANCIAL SERVICES CORP. (PARENT COMPANY ONLY) STATEMENTS OF INCOME

In thousands
                                                                                     December 31,
                                                                     ------------------------------------------
                                                                       2002             2001             2000
                                                                     --------         --------         --------
Income:
   Dividends from bank subsidiary                                    $  6,400         $ 10,020         $  4,500
   Securities available for sale                                           14               54              215
   Management fee from subsidiaries                                       337              456
   Net realized gains (losses) on sales of available for sale
     securities                                                        (1,645)            (537)             586
                                                                     --------         --------         --------
   Total income                                                         5,106            9,993            5,301
General and administrative expenses                                       636              628              802
                                                                     --------         --------         --------
Income before income taxes and undistributed net income
   of subsidiaries                                                      4,470            9,365            4,499
Income tax expense (benefit)                                             (659)            (309)               8
Equity in undistributed net income of subsidiaries                      8,097            2,393            5,055
                                                                     --------         --------         --------

Net income                                                           $ 13,226         $ 12,067         $  9,546
                                                                     ========         ========         ========

                       PENNROCK FINANCIAL SERVICES CORP.

PENNROCK FINANCIAL SERVICES CORP. (PARENT COMPANY ONLY) STATEMENTS OF CASH FLOWS

In thousands
                                                                                Year Ended December 31,
                                                                      ------------------------------------------
                                                                        2002             2001             2000
                                                                      --------         --------         --------
OPERATING ACTIVITIES
   Net income                                                         $ 13,226         $ 12,067         $  9,546
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Equity in undistributed net income from subsidiaries               (8,097)          (2,393)          (5,055)
     Net realized (gains) losses on sale of available for sale
         securities                                                      1,645              537             (586)
     (Increase) decrease in receivable from subsidiary                   1,737           (1,829)            (432)
     Other, net                                                           (401)               7              136
                                                                      --------         --------         --------
   Net cash provided by operating activities                             8,110            8,389            3,609
                                                                      --------         --------         --------
INVESTING ACTIVITIES
   Net cash paid for business acquisition                               (1,665)          (7,677)
   Proceeds from sale of securities available for sale                     720            1,599           10,530
   Purchases of securities available for sale                             (584)          (1,448)          (8,097)
                                                                      --------         --------         --------
   Net cash provided by (used in) investing activities                  (1,529)          (7,526)           2,433
                                                                      --------         --------         --------
FINANCING ACTIVITIES
   Net increase (decrease) in short-term borrowings                        (59)             909
   Issuance of common and treasury stock                                 2,085            1,722            1,532
   Purchase of treasury stock                                           (3,139)            (588)          (1,584)
   Cash dividends paid                                                  (5,355)          (4,791)          (4,168)
   Cash paid with stock dividend                                           (30)             (16)
                                                                      --------         --------         --------
   Net cash used in financing activities                                (6,498)          (2,764)          (4,220)
                                                                      --------         --------         --------
   Increase (decrease) in cash and cash equivalents                         83           (1,901)           1,822
   Cash and cash equivalents at beginning of year                           20            1,921               99
                                                                      --------         --------         --------
   Cash and cash equivalents at end of year                           $    103         $     20         $  1,921
                                                                      ========         ========         ========

                       PENNROCK FINANCIAL SERVICES CORP.

NOTE 21: CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

In thousands except per share data

                                                            2002
                                    ----------------------------------------------------
                                     FIRST         SECOND          THIRD         FOURTH
                                    QUARTER        QUARTER        QUARTER        QUARTER
                                    -------        -------        -------        -------
Interest income                     $14,686        $14,207        $13,769        $14,480
Interest expense                      6,124          5,954          5,845          5,360
                                    -------        -------        -------        -------
Net interest income                   8,562          8,253          7,924          9,120
Provision for loan losses               444            375            226            705
Non-interest income                   2,455          2,643          2,979          3,067
Non-interest expense                  6,523          6,771          6,915          7,238
                                    -------        -------        -------        -------
Income before income taxes            4,050          3,750          3,762          4,244
Income taxes                            704            606            719            551
                                    -------        -------        -------        -------
Net income                          $ 3,346        $ 3,144        $ 3,043        $ 3,693
                                    =======        =======        =======        =======
Net income per share                $  0.48        $  0.45        $  0.44        $  0.53
                                    =======        =======        =======        =======
Dividends declared per share        $  0.18        $  0.19        $  0.19        $  0.20
                                    =======        =======        =======        =======

                                                            2001
                                    ----------------------------------------------------
                                     First         Second          Third         Fourth
                                    Quarter        Quarter        Quarter        Quarter
                                    -------        -------        -------        -------
Interest income                     $16,299        $15,797        $15,310        $14,868
Interest expense                      9,438          8,717          7,734          6,477
                                    -------        -------        -------        -------
Net interest income                   6,861          7,080          7,576          8,391
Provision for loan losses               444            376            227            502
Non-interest income                   2,628          2,538          3,032          2,831
Non-interest expense                  5,396          6,004          6,685          7,196
                                    -------        -------        -------        -------
Income before income taxes            3,649          3,238          3,696          3,524
Income taxes                            628            232            694            486
                                    -------        -------        -------        -------
Net income                          $ 3,021        $ 3,006        $ 3,002        $ 3,038
                                    =======        =======        =======        =======
Net income per share                $  0.44        $  0.43        $  0.43        $  0.44
                                    =======        =======        =======        =======
Dividends declared per share        $  0.16        $  0.17        $  0.17        $  0.19
                                    =======        =======        =======        =======

                       PENNROCK FINANCIAL SERVICES CORP.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors and nominees for election to the Board of Directors is incorporated herein by reference to the Registrant's Proxy Statement for its annual meeting to be held on April 22, 2003 under the caption "Information about Nominees, Continuing Directors and Executive Officers", and information concerning executive officers is included under Part I, Item 3A, "Executive Officers of the Registrant" of this report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning director compensation is incorporated herein by reference to the Registrant's Proxy Statement for its annual meeting to be held on April 22, 2003 under the caption "Compensation of Directors" and concerning executive compensation under the caption "Executive Compensation and Related Matters," except that information appearing under the caption "Board Report on Executive Compensation" and information appearing under the caption "Stock Performance Graph" is not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners is incorporated herein by reference to the Registrant's Proxy Statement for its annual meeting to be held on April 22, 2003, under the caption "Voting of Shares and Principal Holders Thereof" and concerning security ownership of management under the caption "Information about Nominees and Continuing Directors." Information concerning PennRock's stock compensation plan can be found in Note 13: Stock Incentive Plan in the Notes to Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information under the caption "Transactions with Directors and Executive Officers" is incorporated herein by reference to the Registrant's Proxy Statement for its annual meeting to be held on April 22, 2003.

ITEM 14. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of PennRock's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities and Exchange Act of 1934) was carried out by PennRock, within 90 days prior to the filing date of this report, under the supervision and with the participation of PennRock's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that PennRock's disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by PennRock in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Subsequent to the date of the most recent evaluation of PennRock's internal controls, there were no significant changes in PennRock's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                       PENNROCK FINANCIAL SERVICES CORP.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. The financial statements of PennRock required in response to this Item are incorporated by reference to Item 8 of this Report.

               The following consolidated financial statements of PennRock and the report of the independent certified public accountants thereon filed with this report:

                  Independent Auditors' Report (Simon Lever & Company)

                  Consolidated Balance Sheets as of December 31, 2002 and 2001

                  Consolidated Statements of Income for the years ended December
                        31, 2002, 2001 and 2000

                  Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000

                  Consolidated Statements of Cash Flows for the years ended
                        December 31, 2002, 2001 and 2000

                  Notes to Consolidated Financial Statements

(a)2.       Not applicable.

(a)3.       See the exhibits listed below under Item 14(c).

(b) PennRock filed the following Current Reports on Form 8-K From October 1, 2002 to the date of this Report:

                  Current Report on Form 8-K dated October 31, 2002, announcing that PennRock had acquired Pension Consulting Services, Inc., a third party retirement plan administrator.

                  Current Report on Form 8-K dated January 16, 2003, announcing PennRock's earnings for the fourth quarter and year ended December 31, 2002.

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

            (10)(f) Stock Incentive Plan of 2002, incorporated by reference to Exhibit 10(f) of PennRock's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

                       PENNROCK FINANCIAL SERVICES CORP.

            (21)        Subsidiaries of the Registrant

            (23)        Consent of Simon Lever & Company, Independent Auditors

            (99) Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(d)         Financial Statement Schedules - None.

                       PENNROCK FINANCIAL SERVICES CORP.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PENNROCK FINANCIAL SERVICES CORP.
                                     -------------------------------------------
                                                  (Registrant)


Dated:  March 11, 2003               By /s/ Glenn H. Weaver
                                     -------------------------------------------
                                     Glenn H. Weaver, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 11th of March 2003.

              Signatures                               Title
------------------------------      --------------------------------------------

/s/ Norman Hahn                     Chairman and Director
------------------------------
          NORMAN HAHN


/s/ Glenn H. Weaver                 President and Director
------------------------------
        GLENN H. WEAVER


/s/ Robert K. Weaver                Secretary and Director
------------------------------
       ROBERT K. WEAVER


/s/ Melvin Pankuch                  Executive Vice President, Chief
------------------------------        Executive Officer and Director
        MELVIN PANKUCH


/s/ George B. Crisp                 Vice President and Treasurer
------------------------------      (Principal Financial and Accounting Officer)
        GEORGE B. CRISP


/s/ Dale M. Weaver                  Director
------------------------------
        DALE M. WEAVER


/s/ Aaron S. Kurtz                  Director
------------------------------
        AARON S. KURTZ


/s/ Robert L. Spotts                Director
------------------------------
       ROBERT L. SPOTTS


/s/ Elton Horning                   Director
------------------------------
         ELTON HORNING


/s/ Lewis M. Good                   Director
------------------------------
         LEWIS M. GOOD


/s/ Irving E. Bressler              Director
------------------------------
      IRVING E. BRESSLER


/s/ Sandra J. Bricker               Director
-------------------------------
      SANDRA J. BRICKER

                       PENNROCK FINANCIAL SERVICES CORP.

         Certification of Chief Executive Officer as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Melvin Pankuch, certify that:

1. I have reviewed this annual report on Form 10-K of PennRock Financial Services Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  March 11, 2003              /s/    Melvin Pankuch
                                    ----------------------------------------
                                    Melvin Pankuch, Executive Vice President
                                        and Chief Executive Officer

                       PENNROCK FINANCIAL SERVICES CORP.

         Certification of Chief Financial Officer as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, George B. Crisp, certify that:

1. I have reviewed this annual report on Form 10-K of PennRock Financial Services Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            d. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            e. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  March 11, 2003              /s/    George B. Crisp
                                    -----------------------------------
                                    George B. Crisp, Vice President and
                                         Chief Financial Officer