Form 10-Q
period 2003-03-31
PENNROCK FINANCIAL SERVICES CORP
filed 2003-05-09
CIK 790988

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

            -------------------------------------------------------

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended March 31, 2003   Commission File Number 0-15040
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

  Yes [X] No [ ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
                      Class                   Outstanding at May 9, 2003
          ------------------------------    --------------------------------
          Common Stock ($2.50 par value)           6,923,231 Shares


                       PENNROCK FINANCIAL SERVICES CORP.
                       ---------------------------------

                                   FORM 10-Q
                                   ---------
                      For the Quarter Ended March 31, 2003

                                    Contents
                                    --------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated balance sheets - March 31, 2003, December 31, 2002 and March 31, 2002.

        Consolidated statements of income - Three months ended March 31, 2003 and 2002.

        Consolidated statements of comprehensive income - Three months ended March 31, 2003 and 2002.

        Consolidated statements of cash flows - Three months ended March 31, 2003 and 2002.

        Notes to consolidated financial statements - March 31, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

SIGNATURES

CERTIFICATIONS

                         PART I.  FINANCIAL INFORMATION

                      For the Quarter Ended March 31, 2003

Item 1.  Financial Statements

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                   March 31,   December 31,    March 31,
(Amounts in thousands except          2003         2002          2002
   share and per share data)      ------------  -----------  -------------
                                  (Unaudited)                 (Unaudited)
ASSETS
Cash and due from banks              $ 27,255   $   23,092      $ 20,633
Short-term investments                  3,978        9,226         3,954
Mortgages held for sale                 3,652        7,147         1,019
Securities available for sale         299,972      304,814       302,989
Loans:
  Loans, net of unearned income       610,398      602,840       569,841
  Allowance for loan losses            (7,221)      (7,075)       (7,568)
                                   ----------   ----------     ---------
  Net loans                           603,177      595,765       562,273
Bank premises and equipment            16,214       16,256        14,697
Accrued interest receivable             3,197        3,282         4,511
Bank owned life insurance              26,780       26,491        25,544
Other assets                           26,300       22,516        24,323
                                   ----------   ----------     ---------
Total assets                       $1,010,525   $1,008,589      $959,943
                                   ==========   ==========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Non-interest bearing             $125,867  $   121,598      $111,725
    Interest bearing                  605,093      621,664       587,005
                                   ----------    ---------     ---------
    Total deposits                    730,960      743,262       698,730
  Short-term borrowings                52,890       40,363        50,515
  Long-term debt                      127,000      127,000       121,000
  Accrued interest payable              2,359        2,465         2,743
  Other liabilities                     9,131        8,521         7,584
                                   ----------   ----------     ---------
  Total liabilities                   922,340      921,611       880,572
Stockholders' Equity:
  Common stock, par value $2.50 per
    share; authorized - 20,000,000
    shares; issued - 7,017,716 shares  17,544       17,544        15,952
  Surplus                              33,745       33,745        16,445
  Accumulated other comprehensive
    loss, net of tax                   (4,373)      (3,377)       (6,432)
  Retained earnings                    44,125       41,926        54,794
  Treasury stock at cost (109,311,
    108,379 and 70,072 shares)         (2,856)      (2,860)       (1,388)
                                   ----------   ----------     ---------
  Total stockholders' equity           88,185       86,978        79,371
                                   ----------   ----------     ---------
  Total liabilities and
    stockholders' equity           $1,010,525   $1,008,589      $959,943
                                   ==========   ==========     =========

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                       Three Months Ended
(Amounts in thousands except share          March 31,
   and per share data)                 ------------------
                                        2003       2002
                                       ------     ------
Interest income:
 Interest and fees on loans           $10,341    $10,668
 Securities:
    Taxable                             2,644      3,290
    Tax-exempt                            215        646
 Other                                    156         82
                                      -------    -------
 Total interest income                 13,356     14,686
Interest expense:
 Deposits                               2,906      4,026
 Short-term borrowings                    126        294
 Long-term debt                         1,781      1,804
                                      -------    -------
 Total interest expense                 4,813      6,124
                                      -------    -------
 Net interest income                    8,543      8,562
Provision for loan losses                 450        444
                                      -------    -------
                                        8,093      8,118
Non-interest income:
 Service charges on deposit
   accounts                               739        676
 Other service charges and fees            71         69
 Fiduciary activities                     392        388
 Investment management and benefit
    plan administration fees              879        654
 Security gains (losses), net             251       (119)
 Mortgage banking                         260         73
 Increase in cash surrender value of
   bank owned life insurance              302        308
 Other                                    431        406
                                      -------    -------
 Total non-interest income              3,325      2,455
                                      -------    -------
Non-interest expenses:
 Salaries and benefits                  4,448      3,970
 Occupancy, net                           510        382
 Equipment depreciation and service       341        372
 Other                                  1,784      1,799
                                      -------    -------
 Total non-interest expense             7,083      6,523
                                      -------    -------
 Income before income taxes             4,335      4,050
Income taxes                              739        704
                                      -------    -------
Net Income                             $3,596     $3,346
                                      =======    =======
Per share information:
  Basic earnings                       $  .52     $  .48
  Diluted earnings                        .51        .47
  Cash dividends                          .20        .19

Weighted average shares outstanding 6,909,897  6,960,679


PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                       Three Months Ended
(Amounts in thousands)                     March 31,
                                       ------------------
                                        2003       2002
                                       ------     ------
Net income                             $3,596     $3,346
Other comprehensive loss, net of tax:
 Unrealized gains (losses) on
    securities available for sale:
    Loss arising during the period,
    net of tax benefit of $449,000
    and $693,000                         (833)    (1,346)
    Reclassification adjustment for
      gains (losses) included in net
      income, net of (tax) benefit of
      ($88,000) and $40,000              (163)        79
                                      -------    -------
Other comprehensive loss                 (996)    (1,267)
                                      -------    -------
Comprehensive income                   $2,600     $2,079
                                      =======    =======

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                 Three Months Ended
                                                     March 31,
(Amounts in thousands)                        -----------------------
                                                 2003           2002
                                              ---------      ---------
Net cash provided by operations                 $ 7,462         $ 2,672
Investing activities:
  Proceeds from sales of securities available
    for sale                                     36,169          18,550
  Purchases of securities available for sale    (69,612)        (36,740)
  Maturities of securities available for sale    37,499          16,610
  Net increase in loans                          (9,078)        (11,610)
  Purchases of premises and equipment            (1,357)           (609)
                                               --------        --------
     Net cash used in investing activities       (7,379)        (13,799)
Financing activities:
  Net increase in non-interest bearing deposits   4,270           3,196
  Net increase (decrease) in interest bearing
     deposits                                   (16,571)         31,841
  Increase (decrease) in short-term borrowings   12,526         (26,239)
  Issuance of treasury stock                        498             528
  Acquisition of treasury stock                    (508)           (313)
  Cash dividends                                 (1,382)         (1,327)
                                               --------        --------
     Net cash provided by (used in)
       financing activities                      (1,168)          7,686
                                               --------        --------
     Decrease in cash and cash equivalents       (1,085)         (3,441)
     Cash and cash equivalents,
       beginning of year                         32,318          28,029
                                               --------        --------
     Cash and cash equivalents, end of period   $31,233         $24,588
                                               ========        ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2003

NOTE 1. BASIS OF PRESENTATION

  The accompanying consolidated financial statements include the accounts of PennRock Financial Services Corp. and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

  The information contained in the financial statements is unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of interim periods have been made. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

  The accounting policies of PennRock Financial Services Corp. and Subsidiaries, as applied in the consolidated interim financial statements presented, are substantially the same as those followed on an annual basis as presented in the 2002 Annual Report to shareholders.

NOTE 2. BUSINESS

  PennRock is a bank holding company incorporated in 1986 under the laws of Pennsylvania. Blue Ball National Bank ("the Bank"), The National Advisory Group, Inc. ("National") and Pension Consulting Services, Inc. ("PCS") are wholly owned subsidiaries of PennRock. The Bank provides a broad range of banking, trust and other financial services to consumers, small businesses and corporations in south-central and southeastern Pennsylvania. PennRock Insurance Group, Inc., a wholly owned subsidiary of the Bank, began operations in the first quarter of 1999 to offer and sell annuity and other insurance products. National, established in 1984, is the parent company of four corporations: National Actuarial Consultants, Ltd. which provides consulting, actuarial and administrative services to retirement and employee benefit plans; National Financial Advisors, Inc. which offers investment, advisory and asset management services to retirement plan sponsors and participants, and serves as an investment advisor to the Dresher Family of Funds; NFA Brokerage Services, Inc. which is a mutual-funds-only broker-dealer; and National Shareholder Services, Inc. which provides transfer agency services for the Dresher Family of Funds. The Dresher Family of Funds is an open-end diversified management investment company (mutual fund) that consists of three portfolios: The Dresher Comprehensive Growth Fund, The Dresher Classic Retirement Fund and The Dresher Income Fund.

NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES

  The financial statements do not reflect various commitments and contingent liabilities, such as commitments to extend credit, letters of credit, guarantees, and liability for assets held in Trust, which arise in the normal course of business. Commitments under outstanding letters of credit amounted to $50.1 million and commitments to extend credit totaled $122.0 million at March 31, 2003. Management does not anticipate any significant loss as a result of these transactions.

NOTE 4. STOCK DIVIDEND

  All share and per share amounts in the accompanying financial statements have been restated for a 10% stock dividend paid on August 13, 2002.

NOTE 5. STOCK-BASED EMPLOYEE COMPENSATON

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

  The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted during the three months ended March 31, 2003 and 2002. Therefore, there was no stock-based employee compensation expense incurred.


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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Total assets of PennRock increased $1.9 million or 0.2% since the end of 2002 and by $50.6 million or 5.3% over March 31, 2002. Securities available for sale decreased $4.8 million from year end 2002 and by $3.0 from the first quarter of last year. Loans grew $7.6 million from year-end 2002 and by $40.6 million from last year. Deposits decreased $12.3 million from year end 2002 and increased by $32.2 million from last year while borrowed funds increased $12.5 million from year-end and by $8.4 million from last year.

  Net income for the quarter was $3.6 million or $.52 per share compared with $3.3 million or $.48 per share for the first quarter of 2002, an increase of $250,000 or 7.5%. Interest income declined by $1.3 million from the first quarter of 2002, which was offset by a decline in funding costs as interest expense also dropped $1.3 million. Non-interest income grew $870,000. Non-interest expenses increased $560,000. The return on average assets was 1.46% for the first quarter of 2003 compared with 1.42% in 2002. The return on average equity was 16.44% this quarter and 17.03% last year.

  Dividends declared for the quarter totaled $1.4 million or $.20 per share. This represented 38.4% of net income. Dividends declared during the first quarter of last year were $1.3 million or $.19 per share.


NET INTEREST INCOME

  Net interest income is the product of the volume of average earning assets and the average rates earned on them, less the volume of average interest bearing liabilities and the average rates paid on them. The amount of net interest income is affected by changes in interest rates, volumes and the mix of earning assets and paying liabilities. For analytical purposes, net interest income is adjusted to a taxable equivalent basis. This adjustment allows for a more accurate comparison among taxable and tax-exempt assets by increasing tax-exempt income by an amount equivalent to the federal income tax which would have been paid if this income were taxable at the statutory rate of 35% in 2003 and 34% in 2002.

  Table 1 presents net interest income on a fully taxable equivalent basis for the first quarters of 2003 and 2002. For the first quarter of 2003, net interest income on a fully taxable equivalent basis totaled $9.0 million, a decrease of $125,000 or 1.4% from $9.1 million earned for the same period of 2002.


TABLE 1 - NET INTEREST INCOME

                                Three Months Ended
(Amounts in thousands)               March 31,
                                -------------------
                                  2003        2002
                                -------     -------
Total interest income           $13,356     $14,686
Total interest expense            4,813       6,124
                                -------     -------
Net interest income               8,543       8,562
Tax equivalent adjustment           451         557
                                -------     -------
Net interest income
  (fully taxable equivalent)    $ 8,994     $ 9,119
                                =======     =======

  Table 2 presents the average balances, taxable equivalent interest income and expense and rates for PennRock's assets and liabilities for the three months ended March 31, 2003 and 2002. For the first quarter of 2003 compared with the first quarter of 2002, interest income decreased as a result of a decline in the yield on earning assets which decreased from 7.09% last year to 6.15%. Interest expense also decreased due a decline in the cost of funds which decreased from 3.26% last year to 2.50% this year. Both the net interest margin and interest rate spread decreased during the first quarter of 2003 compared with last year.

TABLE 2 - AVERAGE BALANCES, RATES, AND INTEREST INCOME AND EXPENSE

                                              Three Months Ended March 31,
(Amounts in thousands)            ---------------------------------------------------
                                             2003                       2002
                                   ------------------------- ------------------------
                                   Average            Yield/  Average           Yield/
                                   Balance   Interest  Rate   Balance  Interest  Rate
                                  --------  -------- -------  -------- -------- ------
ASSETS
Interest earning assets
 Short-term investments            $  4,111  $    16   1.58%  $  2,293 $    15   2.65%
 Mortgages held for sale              8,666      140   6.55%     3,378      67   8.04%
 Securities available for sale      294,047    3,273   4.51%   304,597   4,458   5.94%
 Loans:
   Mortgage                         347,444    6,387   7.46%   323,786   4,464   8.10%
   Commercial                       168,445    2,518   6.06%   157,196   2,623   6.77%
   Consumer                          88,494    1,473   6.75%    80,508   1,616   8.14%
                                   --------  -------          -------- -------
   Total loans                      604,363   10,378   6.98%   561,490  10,703   7.73%
                                   --------  -------          -------- -------
 Total earning assets               911,187   13,807   6.15%   871,758  15,243   7.09%
Other assets                         85,586  -------            80,377 -------
                                   --------                   --------
                                   $996,773                   $952,135
                                   ========                   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
 Demand                            $216,050      654   1.23%  $206,884   1,083   2.12%
 Savings                             82,466      203   1.00%    65,934     238   1.46%
 Time                               312,733    2,049   2.66%   294,624   2,705   3.72%
                                   --------  -------          -------- -------
 Total interest bearing deposits    611,249    2,906   1.93%   567,442   4,026   2.88%
Short-term borrowings                43,475      126   1.18%    72,297     294   1.65%
Long-term debt                      127,000    1,781   5.69%   121,000   1,804   6.05%
                                   --------  -------          -------- -------
Total interest bearing liabilities  781,724    4,813   2.50%   760,739   6,124   3.26%
Non-interest bearing deposits       115,946  -------           102,715 -------
Other liabilities                    10,392                      9,013
Stockholders' equity                 88,711                     79,668
                                   --------                    -------
Total liabilities and stockholders'
 equity                            $996,773                   $952,135
                                   ========                   ========
Net interest income                          $ 8,994                   $ 9,119
                                             =======                   =======
Interest rate spread                                   3.65%                     3.83%
                                                       ======                   ======
Net interest margin                                    4.00%                     4.24%
                                                       ======                   ======

PROVISION AND ALLOWANCE FOR LOAN LOSSES

  The provision for loan losses charged to earnings was $450,000 for the first quarter of 2003 and $444,000 in 2002. Net credit losses totaled $304,000 for the first quarter of 2003 and $138,000 for the first quarter of 2002.
  We review the adequacy of the allowance in light of past loan loss experience, current market conditions, size and characteristics of the loan portfolio, volume of non-performing and delinquent loans and other relevant information.

TABLE 3 - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                           Three Months Ended
(Amounts in thousands)                          March 31,
                                           -------------------
                                            2003        2002
                                          --------    --------
Balance, beginning of period               $7,075      $7,262
Provision charged to operating expense        450         444
Total loans charged off                      (313)       (166)
Total recoveries                                9          28
                                          -------     -------
Net (charge-offs) recoveries                 (304)       (138)
                                          -------     -------
Balance, end of period                     $7,221      $7,568
                                          =======     =======
Total loans:
  Average                                $605,566    $564,745
  Period-end                              610,398     569,841

Ratios:
  Net charge-offs to
    average loans (annualized)               0.20%       0.10%
  Allowance for loan losses to
    period-end loans                         1.18%       1.33%


NON-PERFORMING ASSETS

  Table 4 reflects PennRock's non-performing assets at March 31, 2003, December 31, 2002 and March 31, 2002. PennRock's policy is to discontinue the accrual of interest on loans for which the principal or interest is past due 90 days or more unless the loan is well secured and corrective action has begun or the loan is in the process of collection. When a loan is placed on non-accrual status, any unpaid interest is charged against income. Other real estate owned represents property acquired through foreclosure.

TABLE 4 - NON-PERFORMING ASSETS

                                       March 31,   December 31,   March 31,
(Amounts in thousands)                   2003          2002          2002
                                      ----------     ---------   -----------
Non-accrual loans                         $1,287        $1,206        $4,386
Loans accruing but 90 days past due
  as to principal or interest                427         1,276           490
                                      ----------     ---------    ----------
Total non-performing loans                 1,714         2,479         4,876
Other real estate owned                      188           188           208
                                       ---------     ---------     ---------
Total non-performing assets               $1,902        $2,667        $5,084
                                       =========     =========     =========
Ratios:
  Non-accrual loans to total loans          0.28%         0.41%         0.86%
  Non-performing assets to total loans
    and other real estate owned             0.31%         0.44%         0.89%
  Allowance for loan losses to
    non-accrual loans                     421.30%       285.40%       155.21%


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

  Total deposits decreased $12.3 million or 1.7% since year end and increased by $32.2 million or 4.6% from last year. Total borrowed funds increased $12.5 million since year end and by $8.4 million from last year. Borrowed funds represented 218% of tier one capital at the end of the first quarter of 2003, 209% of tier one capital at year end 2002 and 200% at the end of the first quarter last year. Management's policy is to limit borrowed funds to no more than 250% of tier one capital.

  Table 5 reflects the changes in the major classifications of deposits and borrowings.

TABLE 5 - DEPOSITS AND BORROWINGS BY MAJOR CLASSIFICATION
(Amounts in thousands)

                                   March 31,   December 31,    March 31,
                                      2003         2002          2002
                                 ------------- ------------  -------------
Non-interest bearing deposits        $125,867     $121,598      $111,725
NOW accounts                           44,108       44,429        42,621
Money market deposit accounts         171,739      176,967       174,131
Savings accounts                       85,075       79,884        69,084
                                    ---------    ---------     ---------
Total non-maturity deposits           426,789      422,878       397,561
Time deposits under $100,000          283,004      278,323       285,179
                                    ---------    ---------     ---------
Total core deposits                   709,793      701,201       682,740
Time deposits of $100,000 or more      21,167       42,061        15,990
                                    ---------    ---------     ---------
Total deposits                        730,960      743,262       698,730
Short-term borrowings                  52,890       40,363        50,515
Long-term debt                        127,000      127,000       121,000
                                    ---------    ---------     ---------
Total deposits and borrowings        $910,850     $910,625      $870,245
                                    =========    =========     =========


CAPITAL RESOURCES:

  Total stockholders' equity increased $8.8 million or 11.1% from March 31, 2002 and by $1.2 million or 1.4% since year-end 2002. Stockholders' equity is impacted by changes in the unrealized market gains and losses of the securities available for sale portfolio, net of deferred taxes and is shown on the consolidated balance sheets as a component of stockholders' equity as accumulated other comprehensive income, net of tax. This portfolio had net unrealized losses for all periods presented.

  Table 6 shows PennRock's capital resources at March 31, 2003 and at December 31 and March 31, 2002. PennRock and its subsidiary bank exceed all minimum capital guidelines.

TABLE 6 - CAPITAL RESOURCES

                                   March 31,   December 31,    March 31,
                                      2003         2002          2002
                                 ------------- ------------  -------------
  Leverage ratio:
   Total capital to total assets        9.10%         8.64%        9.04%
   Tier 1 capital to total assets       8.36%         7.92%        8.24%
  Risk-based capital ratios:
   Tier 1 capital to risk weighted
     assets                            10.79%        10.61%       11.95%
   Total capital to risk weighted
     assets                            11.76%        11.57%       10.89%


Item 3. Quantitative and Qualitative Disclosures About Market Risk

  Market risk is the risk of loss from adverse changes in market prices and rates. Our primary market risk arises from interest-rate risk. We acquire interest earning assets (loans and securities) and fund them with interest-bearing liabilities (deposits and borrowings). These financial instruments have varying degrees of sensitivity to changes in market interest rates. The disparity of sensitivity between these financial assets and liabilities creates interest rate risk. We believe there have been no material changes in the levels of interest rate risk exposure since year-end 2002. Further information on interest rate risk can be found under the caption "Quantitative and Qualitative Disclosures About Market Risk" on pages 36-39 in PennRock's 2002 Annual Report on Form 10-K.

Item 4. Controls and Procedures

  a. Evaluation of Disclosure Controls and Procedures.

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

  b. Changes in internal control.

  Subsequent to the date of the most recent evaluation of PennRock's internal controls, there were no significant changes in PennRock's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          PART II.  OTHER INFORMATION
                          ---------------------------
                      For the Quarter ended March 31, 2003

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits. The following list of exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated by reference.

  (b) Reports on Form 8-K

      From January 1, 2003 to the date of this Report, PennRock filed three Current Reports on Form 8-K.

      A current report on Form 8-K dated January 16, 2003 was filed with the Securities and Exchange Commission under Item 7 _ "Financial Statements and Exhibits" and disclosed that on January 16, 2003, PennRock had issued a press release announcing its earnings for the fourth quarter and year ended December 31, 2002.

      A current report on Form 8-K dated March 11, 2003 was filed with the Securities and Exchange Commission under Item 5 _ "Other Events" and disclosed that on March 11, 2003, PennRock had issued a press release announcing the declaration of the first quarter dividend for 2002.

      A current report on Form 8-K dated April 16, 2003 was filed with the Securities and Exchange Commission under Item 7 _ "Financial Statements and Exhibits" and disclosed that on April 16, 2003, PennRock had issued a press release announcing its earnings for the first quarter of 2003.



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


Date: May 9, 2003             By:  /s/Melvin Pankuch
-----------------------       -----------------------------------------------
                                   Melvin Pankuch
                                   Executive Vice President and
                                   Chief Executive Officer

Date: May 9, 2003             By:  /s/George B. Crisp
------------------------      -----------------------------------------------
                                   George B. Crisp
                                   Vice President and Treasurer
                                   (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS
Certification of Chief Executive Officer:

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


Date: May 9, 2003             By:  /s/ Melvin Pankuch
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

Date: May 9, 2003             By:  /s/ George B. Crisp
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

      (10)(g)          Joseph C. Spada Deferred Compensation Plan Trust
                       Declaration.

      (99)(a)          Certification of Chief Executive Officer and Chief
                       Financial Officer adopted pursuant to 18 U.S.C. Section
                       350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
