Form 10-Q
period 2003-06-30
PENNROCK FINANCIAL SERVICES CORP
filed 2003-08-14
CIK 790988

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
            -------------------------------------------------------

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended June 30, 2003    Commission File Number 0-15040
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

  Yes /X/ No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


                      Class                  Outstanding at August 12, 2003
          ------------------------------    --------------------------------
          Common Stock ($2.50 par value)            7,617,316 Shares



               PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
               --------------------------------------------------

                                   FORM 10-Q
                                   ---------
                      For the Quarter Ended June 30, 2003

                                    Contents
                                    --------
PART I. FINANCIAL INFORMATION
-----------------------------
Item 1. Financial Statements

        Consolidated balance sheets - June 30, 2003,
        December 31, 2002 and June 30, 2002.

        Consolidated statements of income - Three months and six months ended June 30, 2003 and 2002.

        Consolidated statements of comprehensive income - Three months and six months ended June 30, 2003 and 2002.

        Consolidated statements of cash flows - Six months ended
        June 30, 2003 and 2002.

        Notes to consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitiative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION
--------------------------
Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K


SIGNATURES
----------


                         PART I.  FINANCIAL INFORMATION

                      For the Quarter Ended June 30, 2003

Item 1.  Financial Statements


PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                    June 30,   December 31,    June 30,
(Amounts in thousands)                2003         2002          2002
                                  ------------  -----------  -------------
                                  (Unaudited)                 (Unaudited)
ASSETS
Cash and due from banks              $ 26,373   $   23,092      $ 28,927
Short-term investments                  4,453        9,226         2,794
Mortgages held for sale                 5,204        7,147           639
Securities available for sale         308,613      304,814       302,727
Loans:
  Loans, net of unearned income       642,228      602,840       569,885
  Allowance for loan losses            (7,638)      (7,075)       (7,776)
                                    ---------    ---------     ---------
  Net loans                           634,590      595,765       562,109
Bank premises and equipment            15,798       16,256        15,473
Accrued interest receivable             3,535        3,282         4,304
Bank owned life insurance              27,065       26,491        25,860
Other assets                           25,538       22,516        22,096
                                    ---------    ---------     ---------
Total assets                       $1,051,169   $1,008,589      $964,929
                                   ==========   ==========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Non-interest bearing             $135,138     $121,598      $114,490
    Interest bearing                  595,617      621,664       600,719
                                    ---------    ---------     ---------
    Total deposits                    730,755      743,262       715,209
  Short-term borrowings               112,166       40,363        32,179
  Long-term debt                      102,000      127,000       121,000
  Accrued interest payable              1,913        2,465         2,793
  Other liabilities                    11,274        8,521         9,138
                                    ---------    ---------     ---------
  Total liabilities                   958,108      921,611       880,319
Stockholders' Equity:
  Common stock, par value $2.50 per share;
    authorized - 20,000,000 shares;
    issued - 7,709,783 shares and
    7,017,716 shares                   17,544       17,544        15,952
  Surplus                              33,745       33,745        16,416
  Accumulated other comprehensive
    loss, net of tax                   (2,118)      (3,377)       (2,832)
  Retained earnings                    46,390       41,926        56,633
  Less treasury stock, at cost (106,748,
    119,217 and 80,539 shares)         (2,500)      (2,860)       (1,559)
                                    ---------    ---------     ---------
  Total stockholders' equity           93,061       86,978        84,610
                                    ---------    ---------     ---------
  Total liabilities and
    stockholders' equity           $1,051,169   $1,008,589      $964,929
                                   ==========   ==========     =========



PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                 Three Months Ended       Six Months Ended
(Amounts in thousands)                June 30,                June 30,
                                --------------------   ---------------------
                                  2003        2002         2003        2002
                                 ------      ------       ------     ------
Interest income:
 Interest and fees on loans      $10,954    $10,550      $21,295    $21,218
 Securities:
    Taxable                        2,249      2,966        4,893      6,256
    Tax-exempt                       216        639          431      1,285
 Other                               127         52          283        134
                                 -------    -------      -------    -------
 Total interest income            13,546     14,207       26,902     28,893
Interest expense:
 Deposits                          2,558      3,915        5,464      7,941
 Borrowed funds                    1,889      2,039        3,796      4,137
                                 -------    -------      -------    -------
 Total interest expense            4,447      5,954        9,260     12,078
                                 -------    -------      -------    -------
 Net interest income               9,099      8,253       17,642     16,815
Provision for loan losses            455        375          905        819
                                 -------    -------      -------    -------
Net interest income after
 provision for loan losses         8,644      7,878       16,737     15,996
Other income:
 Service charges on deposit
   accounts                          822        694        1,561      1,371
 Other service charges and fees       85         81          156        150
 Fiduciary activities                387        423          779        811
 Investment management and
   benefit plan administration       883        597        1,762      1,251
 Security gains (losses), net          5         12          256       (107)
 Mortgage banking                    219         70          479        142
 Increase in cash surrender value
   of bank owned life insurance      298        328          600        636
 Other                               590        438        1,021        844
                                 -------    -------      -------    -------
 Total other income                3,289      2,643        6,614      5,098
                                 -------    -------      -------    -------
Non-interest expenses:
 Salaries and benefits             4,442      4,069        8,890      8,039
 Occupancy, net                      488        432          998        813
 Equipment expenses                  320        288          661        661
 Other                             2,167      1,983        3,951      3,782
                                 -------    -------      -------    -------
 Total non-interest expense        7,417      6,772       14,500     13,295
                                 -------    -------      -------    -------
 Income before income taxes        4,516      3,749        8,851      7,799
Income taxes                         850        605        1,589      1,310
                                 -------    -------      -------    -------
 Net Income                       $3,666     $3,144       $7,262     $6,489
                                 =======    =======      =======    =======
Per share information:
  Basic earnings                  $ 0.48     $ 0.41       $ 0.95     $ 0.85
  Diluted earnings                  0.48       0.41         0.95       0.84
  Cash dividend                     0.18       0.17         0.36       0.34
                                 =======    =======      =======    =======
Weighted average shares
  outstanding                  7,587,175  7,634,045    7,594,031  7,645,396
                               =========  =========    =========  =========


PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                      Three Months Ended     Six Months Ended
(Amounts in thousands)                     June 30,              June 30,
                                      ------------------   -------------------
                                       2003        2002      2003       2002
                                      -------     -------   -------   -------
Net income                             $3,666     $3,144    $7,262     $6,489
Other comprehensive income,
 net of tax:
 Unrealized gains on securities
    available for sale:
    Gain arising during the period,
    net of tax                          2,257      3,608     1,424      2,262
    Reclassification adjustment


      for (gains) losses included
      in net income, net of (tax)
      benefit                              (3)        (8)     (166)        71
                                      -------    -------   -------    -------
Other comprehensive income              2,254      3,600     1,258      2,333
                                      -------    -------   -------    -------
Comprehensive income                   $5,920     $6,744    $8,520     $8,822
                                      =======    =======   =======    =======




PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                  Six Months Ended
                                                      June 30,
(Amounts in thousands)                        -----------------------
                                                 2003           2002
                                              ---------      ---------
Net cash provided by operations                $ 10,393        $  4,905
Investing activities:
  Proceeds from sales of securities available
    for sale                                     51,684          49,742
  Purchases of securities available for sale   (124,965)        (80,966)
  Maturities of securities available for sale    70,251          34,930
  Net increase in loans                         (40,390)         (7,666)
  Purchases of premises and equipment              (322)         (1,667)
  Sale of other real estate owned                                    90
                                               --------        --------
     Net cash used in investing activities      (43,742)         (5,537)
Financing activities:
  Net increase in non-interest bearing deposits  13,540           5,961
  Net increase (decrease) in interest
    bearing deposits                            (26,047)         45,554
  Net increase (decrease) in short-term
    borrowings                                   71,802         (44,575)
  Decrease in long-term debt                    (25,000)
  Issuance of treasury stock                        961           1,190
  Acquisition of treasury stock                    (632)         (1,153)
  Cash dividends                                 (2,767)         (2,653)
                                               --------        --------
     Net cash provided by financing activities   31,857           4,324
                                               --------        --------
     Increase (decrease) in cash
       and cash equivalents                      (1,492)          3,692
     Cash and cash equivalents,
       beginning of year                         32,318          28,029
                                               --------        --------
     Cash and cash equivalents, end of period   $30,826         $31,721
                                               ========        ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2003

NOTE 1. BASIS OF PRESENTATION

  The accompanying consolidated financial statements include the accounts of PennRock Financial Services Corp. and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

  The information contained in the financial statements is unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of interim periods have been made. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

  The accounting policies of PennRock Financial Services Corp. and Subsidiaries, as applied in the consolidated interim financial statements presented, are substantially the same as those followed on an annual basis as presented in the 2002 Annual Report to shareholders.

NOTE 2. BUSINESS

  PennRock Financial Services Corp. ("PennRock") is a bank holding company incorporated in 1986 under the laws of Pennsylvania. Blue Ball National Bank ("the Bank"), The National Advisory Group, Inc. ("National") and Pension Consulting Services, Inc. ("PCS") are wholly owned subsidiaries of PennRock. The Bank provides a broad range of banking, trust and other financial services to consumers, small businesses and corporations in south-central and southeastern Pennsylvania. PennRock Insurance Group, Inc., a wholly owned subsidiary of the Bank sells annuity and life insurance products. National, established in 1984, is the parent company for four corporations: National Actuarial Consultants, Ltd. which provides consulting, actuarial and administrative services to retirement and employee benefit plans; National Financial Advisors, Inc. which offers investment, advisory and asset management services to retirement plan sponsors and participants, and serves as an investment advisor to the Dresher Family of Funds; NFA Brokerage Services, Inc. which is a mutual-funds-only broker dealer; and National Shareholder Services, Inc. which provides transfer agency services for the Dresher Family of Funds. The Dresher Family of Funds is an open-end diversified management investment company (mutual fund) which consists of three portfolios: The Dresher Comprehensive Growth Fund, The Dresher Classic Retirement Fund and The Dresher Income Fund. PCS is a third party administrator of retirement plans.

NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES

  The financial statements do not reflect various commitments and contingent liabilities, such as commitments to extend credit, letters of credit, guarantees, and liability for assets held in Trust, which arise in the normal course of business. Commitments under outstanding letters of credit amounted to $52.3 million and commitments to extend credit totaled $108.7 million as of June 30, 2003. Management does not anticipate any significant loss as a result of these transactions.

NOTE 4. STOCKHOLDERS' EQUITY

  On July 8, 2003, the Board of Directors declared a 10% stock dividend payable on August 12, 2003 to shareholders of record on July 22, 2003. All share and per-share amounts in the accompanying financial statements have been restated for the 10% stock dividend and for a 10% stock dividend that was paid on August 13, 2002.

  On June 25, 2003, the Board of Directors authorized the repurchase of up to 300,000 shares of common stock to be held as treasury shares to be used in connection with future stock dividends and stock splits, employee benefit plans, executive compensation plans, the Dividend Reinvestment Plan and other corporate purposes.

NOTE 5. STOCK-BASED EMPLOYEE COMPENSATION

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

  Pro forma information regarding net income and earnings per share has been determined as if we had accounted for all stock-based compensation under the fair value method of SFAS 123.

                                    Three Months Ended        Six Months Ended
(Amounts in thousands except             June 30,                 June 30,
  per share data)                  --------------------    --------------------
                                    2003        2002         2003        2002
                                   --------    --------     --------   --------
Net income as reported               $3,666      $3,144       $7,262    $6,489
Deduct: Total stock-based employee
  compensation expense determined
  under fair value method for all
  awards, net of tax effect            (243)       (165)        (243)    (165)
                                    -------     -------     --------  --------
Pro-forma net income                 $3,423      $2,979       $7,019    $6,324
                                    =======     =======     ========   ========
Earnings per share:
  Basic _ as reported                $0.48       $0.41        $0.95      $0.85
  Basic _ pro-forma                   0.45        0.39         0.92       0.83
  Diluted _ as reported               0.48        0.41         0.95       0.84
  Diluted _ pro-forma                 0.45        0.39          .092      0.82

  We estimate the fair value of each option on the grant date using the Black-Sholes option-pricing model with the follow weighted average assumptions used for 2003 and 2002:


                                     2003        2002
                                   --------   ----------
Dividend yield                        2.62%         3.33%
Expected volatility                  40.00%        36.00%
Risk free interest rate               4.89%         5.58%
Expected average life              10 years   7.12 years




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


  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Total assets of PennRock increased $86.2 million or 8.9% since June 30 last year and by $42.6 million or 4.2% from year-end 2002. Loans grew $39.4 million from year-end 2002 and by $72.3 million from June last year. Securities available for sale increased $3.8 million from the end of 2002 and by $5.9 million from last June. Deposits increased $15.5 million from last year and decreased by $12.5 million from year-end. Borrowed funds increased $46.8 million from year-end and by $61.0 million from last year.

  Net income for the quarter was $3.7 million or $.48 per share compared with $3.1 million or $.41 per share for the second quarter of 2002, an increase of $522,000 or 16.6%. Dividends paid in the second quarter of 2003 totaled $1.4 million or $.18 per share and $1.3 million or $.17 per share for the second quarter of 2002. The dividend payout ratio was 38% in the second quarter of 2003 and 42% in the second quarter of 2002.

  For the first six months of 2003, net income totaled $7.3 million or $.95 per share compared with $6.5 million or $.85 per share for the first six months of 2002, an increase of 11.9%. Net interest income increased $827,000, non-interest income excluding security gains and losses increased $1.2 million and non-interest expenses increased $1.2 million. Dividends of $2.8 million or $.36 per share were paid in the first half of 2003 compared with $2.7 million or $.34 per share in 2002. The dividend payout ratio was 38% in 2003 and 41% in 2002.

  NET INTEREST INCOME

  Net interest income is the product of the volume of average earning assets and the average rates earned on them, less the volume of average interest bearing liabilities and the average rates paid on them. The amount of net interest income is affected by changes in interest rates, volumes and the mix of earning assets and paying liabilities. For analytical purposes, net interest income is adjusted to a taxable equivalent basis. This adjustment allows for a more accurate comparison among taxable and tax-exempt assets by increasing tax-exempt income by an amount equivalent to the federal income tax that would have been paid if this income were taxable at the statutory rate of 35%.

  Table 1 presents net interest income on a fully taxable equivalent basis for the second quarter and first half of 2003 and 2002. For the second quarter of 2003, net interest income on a fully taxable equivalent basis totaled $9.5 million, an increase of $728,000 or 8.3% from $8.8 million earned for the same period of 2002. For the first six months of 2003 and 2002, net interest income on a fully taxable equivalent basis totaled $18.5 million and $17.9 million, respectively.



TABLE 1 - NET INTEREST INCOME
                                Three Months Ended        Six Months Ended
(Amounts in thousands)               June 30,                 June 30,
                               --------------------     --------------------
                                  2003        2002         2003       2002
                                --------    --------     --------   --------
Total interest income           $13,546     $14,207      $26,902    $28,893
Total interest expense            4,447       5,954        9,260     12,078
                                -------     -------     --------   --------
Net interest income               9,099       8,253       17,642     16,815
Tax equivalent adjustment           437         555          826      1,086
                                -------     -------     --------   --------
Net interest income
  (fully taxable equivalent)    $ 9,536     $ 8,808      $18,468    $17,901
                                =======     =======     ========   ========

  Table 2 presents the average balances, taxable equivalent interest income and expense and rates for PennRock's assets and liabilities for the three and six months ended June 30, 2003 and 2002.

  Net interest income for the second quarter of 2003 benefited from increases in both the interest rate spread and margin relative to the second quarter of last year. Spreads and margins also increased relative to the first quarter of 2003 as PennRock's funding costs fell more than yields on earning assets.



TABLE 2 - AVERAGE BALANCES, RATES, AND INTEREST INCOME AND EXPENSE
(Taxable equivalent basis)
                                                 Three Months Ended June 30,
(Amounts in thousands)             ------------------------------------------------------
                                              2003                       2002
                                   ---------------------------  --------------------------
                                     Average            Yield/  Average           Yield/
                                     Balance  Interest   Rate   Balance  Interest   Rate
                                   ---------- -------- -------  -------- --------  ------
ASSETS
Interest earning assets:
 Short-term investments            $    2,642  $     3   0.46% $  3,222    $   13  1.62%
 Mortgages held for sale                8,123      124   6.12%    1,770        39  8.84%
 Securities available for sale        308,133    2,862   3.73%  311,835     4,124  5.30%
 Loans:
   Mortgage                           367,461    6,811   7.43%  327,049     6,312  7.74%
   Commercial                         173,379    2,741   6.34%  158,535     2,657  6.72%
   Consumer                            87,859    1,442   6.58%   80,311     1,617  8.08%
                                     --------  -------         --------   -------
   Total loans                        628,699   10,994   7.01%  565,895    10,586  7.50%
                                     --------  -------         --------   -------
 Total earning assets                 947,597   13,983   5.92%  882,722    14,762  6.71%
Other assets                           88,838  -------           87,085   -------
                                     --------                  --------
                                   $1,036,435                  $969,807
                                   ==========                  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
 Demand                            $  214,430      538   1.01% $213,892       951  1.78%
 Savings                               85,700      178   0.83%   71,913       263  1.47%
 Time                                 297,703    1,842   2.48%  306,266     1,617  3.54%
                                     --------  -------         --------   -------
 Total interest bearing deposits      597,833    2,558   1.72%  592,071     3,915  2.65%
Short-term borrowings                  88,194      273   1.24%   54,124       215  1.59%
Long-term debt                        119,033    1,616   5.45%  121,000     1,824  6.05%
                                     --------  -------         --------   -------
Total interest bearing liabilities    805,060    4,447   2.22%  767,195     5,954  3.11%
Non-interest bearing deposits         129,709  -------          111,596   -------
Other liabilities                      11,993                    10,695
Stockholders' equity                   89,673                    80,321
                                     --------                   -------
Total liabilities and stockholders'
 equity                            $1,036,435                  $969,807
                                   ==========                  ========
Net interest income                            $ 9,536                    $ 8,808
                                               =======                    =======
Interest rate spread                                     3.70%                      3.59%
                                                       ======                       ======
Net interest margin                                      4.04%                      4.00%
                                                       ======                       ======


TABLE 2 - AVERAGE BALANCES, RATES, AND INTEREST INCOME AND EXPENSE (Continued)
(Taxable equivalent basis)
                                                  Six Months Ended June 30,
(Amounts in thousands)             ------------------------------------------------------
                                              2003                       2002
                                   ---------------------------  --------------------------
                                     Average            Yield/  Average           Yield/
                                     Balance  Interest   Rate   Balance  Interest   Rate
                                   ---------- -------- -------  -------- --------  ------
ASSETS
Interest earning assets:
 Short-term investments            $    3,372  $    19   1.14% $  2,760    $   28  2.05%
 Mortgages held for sale                8,393      264   6.34%    2,632       106  8.12%
 Securities available for sale        301,129    6,069   4.06%  308,236     8,555  5.60%
 Loans:
   Mortgage                           357,508   13,198   7.44%  325,365    12,777  7.92%
   Commercial                         170,907    5,263   6.21%  157,886     5,268  6.73%
   Consumer                            88,184    2,915   6.67%   80,409     3,244  8.14%
                                     --------  -------         --------   -------
   Total loans                        616,599   21,376   6.99%  563,660    21,289  7.62%
                                     --------  -------         --------   -------
 Total earning assets                 929,493   27,728   6.02%  877,288    29,979  6.89%
Other assets                           87,950  -------           83,750   -------
                                     --------                  --------
                                   $1,017,443                  $961,038
                                   ==========                  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
 Demand                            $  215,235    1,193   1.12% $210,288     2,035  1.95%
 Savings                               84,092      381   0.91%   68,940       501  1.47%
 Time                                 305,177    3,890   2.57%  300,597     5,405  3.63%
                                     --------  -------         --------   -------
 Total interest bearing deposits      604,504    5,464   1.82%  579,825     7,941  2.76%
Short-term borrowings                  65,958      399   1.22%   63,111       509  1.63%
Long-term debt                        122,994    3,397   5.57%  121,000     3,628  6.05%
                                     --------  -------         --------   -------
Total interest bearing liabilities    793,456    9,260   2.35%  763,936    12,078  3.19%
Non-interest bearing deposits         122,887  -------          107,180   -------
Other liabilities                      11,905                     9,926
Stockholders' equity                   89,195                    79,996
                                     --------                   -------
Total liabilities and stockholders'
 equity                            $1,017,443                  $961,038
                                   ==========                  ========
Net interest income                            $18,468                    $17,901
                                               =======                    =======
Interest rate spread                                     3.66%                      3.70%
                                                       ======                       ======
Net interest margin                                      4.01%                      4.11%
                                                       ======                       ======


PROVISION AND ALLOWANCE FOR LOAN LOSSES

  The provision for loan losses charged to earnings was $455,000 for the second quarter of 2003 compared with $375,000 for the second quarter of last year. The provision totaled $905,000 for the first six months of 2003 compared with $819,000 for the first six months of 2002. The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. The adequacy of the allowance will be examined in light of past loan loss experience, current economic conditions, volume of non-performing and delinquent loans and other relevant factors. The allowance is established at a level considered by management to be adequate to absorb potential future losses contained in the portfolio and is monitored on a continuous basis with independent formal reviews conducted semiannually. The allowance is increased by provisions charged to expense and decreased by net charge-offs. Table 3 reflects an analysis of the allowance for loan losses for the second quarter and first six months of 2003 and 2002.


TABLE 3 - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                                           Three Months Ended      Six Months Ended
(Amounts in thousands)                          June 30,               June 30,
                                           -------------------    ------------------
                                            2003        2002       2003        2002
                                          --------    --------   --------   --------
Balance, beginning of period               $7,221      $7,568     $7,075      $7,262
Provision charged to operating expense        455         375        905         819

Total loans charged off                      (158)       (186)      (471)       (352)
Total recoveries                              120          19        129          47
                                          -------     -------    -------     -------
Net charge-offs                               (38)       (167)      (342)       (305)
                                          -------     -------    -------     -------
Balance, end of period                     $7,638      $7,776     $7,638      $7,776
                                          =======     =======    =======     =======
Total loans:
  Average                                $629,711    $570,093   $617,705    $567,389
  Period-end                              642,228     569,885    642,228     569,885

Ratios:
  Net charge-offs to
    average loans (annualized)               0.02%       0.12%      0.11%       0.11%
  Allowance for loan losses to
    period-end loans                         1.19%       1.36%      1.19%       1.36%



NON-PERFORMING ASSETS

  Table 4 reflects PennRock's non-performing assets at June 30, 2003, December 31, 2002 and June 30, 2002. PennRock's policy is to discontinue the accrual of interest on loans for which the principal or interest is past due 90 days or more unless the loan is well secured and corrective action has begun or the loan is in the process of collection. When a loan is placed on non-accrual status, any unpaid interest is charged against income. Other real estate owned represents property acquired through foreclosure.



TABLE 4 - NON-PERFORMING ASSETS
                                       June 30,    December 31,    June 30,
(Amounts in thousands)                   2003          2002          2002
                                      ----------     ---------   -----------
Non-accrual loans                           $543        $1,203        $4,155
Loans accruing but 90 days past due
  as to principal or interest                336         1,276           857
                                      ----------     ---------    ----------
Total non-performing loans                   879         2,479         5,012
Other real estate owned                       54           188           372
                                       ---------     ---------     ---------
Total non-performing assets                 $933        $2,667        $5,384
                                       =========     =========     =========
Ratios:
  Non-accrual loans to total loans          0.14%         0.41%         0.88%
  Non-accrual loans to total loans and
    other real estate owned                 0.15%         0.44%         0.94%
  Allowance for loan losses to
    non-performing loans                  868.94%       285.40%       155.15%



  Total non-performing loans decreased $4.1 million from June 30 last year and by $1.6 million from year-end. Non-accrual loans represented 0.14% of total loans as of June 30, 2003 compared with 0.88% a year ago and 0.41% at year-end.

LIQUIDITY

  The purpose of liquidity management is to ensure that there are sufficient cash flows available to meet a variety of needs. These include financial commitments such as satisfying the credit needs of our borrowers and withdrawals by our depositors, the ability to capitalize on investment and business opportunities as they occur, and the funding of PennRock's own operations. Liquidity is provided by maturities and sales of investment securities, loan payments and maturities and liquidating money market investments such as federal funds sold. Liquidity is also provided by short-term lines of credit with various correspondents and fixed and variable rate advances from the Federal Home Loan Bank of Pittsburgh ("the FHLB") and other correspondent banks. However, PennRock's primary source of liquidity lies in PennRock's ability to renew, replace and expand its base of core deposits (consisting of demand, NOW, money market, savings and time deposits less than $100,000).

  Total deposits increased $15.5 million or 2.2% since last year but declined by $12.5 million or 1.7% from year-end. Non-interest bearing deposits increased $20.6 million from June 30 last year and by $13.5 million from year-end. Core deposits (deposits other than time deposits of $100,000 or more) increased by $9.0 million from last year and by $8.3 million from year-end. However most balance sheet growth is being funded by short-term borrowings, primarily overnight advances from the FHLB. Short-term borrowings increased by $80.0 million from last year and by $71.8 million from year-end 2002.

  One fixed rate advance from the FHLB totaling $25 million matured during the second quarter of 2003 but was not replaced. Also during the second quarter of 2003, two advances totaling $40 million were paid off and replaced by new advances at lower interest rates. The prepayment penalty assessed by the FHLB is being amortized over the life of the new advances in accordance with EITF 96-19 ("Debtor's Accounting for a Modification or Exchange of Debt Instruments") issued by the Financial Accounting Standard Board in 1996.

  Table 5 reflects the changes in the major classifications of deposits and borrowed funds by comparing the balances at the end of the second quarter of 2003 with year-end and the second quarter of 2002.


TABLE 5 - DEPOSITS AND BORROWED FUNDS BY MAJOR CLASSIFICATION
(Amounts in thousands)
                                    June 30,   December 31,    June 30,
                                      2003         2002          2002
                                  -----------   -----------   -----------
Non-interest bearing                 $135,138     $121,598      $114,490
NOW accounts                           43,840       44,429        42,314
Money market deposit accounts         166,780      176,967       166,064
Savings accounts                       87,503       79,884        74,480
                                    ---------    ---------     ---------
Total non-maturity deposits           433,261      422,878       397,348
Time deposits under $100,000          276,282      278,323       303,180
                                    ---------    ---------     ---------
Total core deposits                   709,543      701,201       700,528
Time deposits of $100,000 or more      21,212       42,061        14,681
                                    ---------    ---------     ---------
Total deposits                        730,755      743,262       715,209
Short-term borrowings                 112,166       40,363        32,179
Long-term debt                        102,000      127,000       121,000
                                    ---------    ---------     ---------
Total deposits and borrowed funds    $944,921     $910,625      $868,388
                                    =========    =========     =========


CAPITAL RESOURCES

  Total stockholders' equity increased $14.7 million or 18.7% from June 30, 2002 and by $6.1 million or 7.0% since year end. Stockholders' equity is impacted by changes in the unrealized market gains and losses of the securities available for sale portfolio, net of deferred taxes and is shown on the consolidated balance sheets as a component of stockholders' equity as accumulated other comprehensive loss, net of tax. This portfolio had net unrealized losses in each period presented. The net unrealized loss declined by $3.0 million from June 30, 2002 and by $1.3 million from year-end 2002. The net unrealized gains and losses of the securities available for sale portfolio are excluded from computations of regulatory ratios.

  Table 6 shows PennRock's capital resources as of June 30, 2003, December 31 and June 30, 2002. PennRock and its subsidiary bank exceed all minimum capital guidelines.



TABLE 6 - CAPITAL RESOURCES
                                         June 30,   December 31,    June 30,
                                           2003         2002          2002
                                      -------------  -----------  -------------
  Leverage ratio:
   Total capital to total
     average assets                         8.91%        8.64%         8.88%
   Tier 1 capital to total
     average assets                         8.08%        7.92%         8.07%
  Risk-based capital ratios:
   Tier 1 capital to risk weighted
     assets                                10.57%       10.61%        10.87%
   Total capital to risk weighted
     assets                                11.66%       11.57%        11.96%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

  Market risk is the risk of loss from adverse changes in market prices and rates. Our primary market risk arises from interest-rate risk. We acquire interest earning assets (loans and securities) and fund them with interest-bearing and non-interest bearing liabilities (deposits and borrowings).
  These financial instruments have varying degrees of sensitivity to changes in market interest rates. The disparity of sensitivity between these financial assets and liabilities creates interest rate risk. We believe there have been no material changes in the levels of interest rate risk exposure since year-end 2002. Further information on interest rate risk can be found under the caption "Quantitative and Qualitative Disclosures About Market Risk" on pages 36-39 in PennRock's 2002 Annual Report on Form 10-K.

Item 4. Controls and Procedures

  a. Evaluation of Disclosure Controls and Procedures.

  An evaluation of the effectiveness of the design and operation of PennRock's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities and Exchange Act of 1934) was carried out by PennRock, as of the end of the period covered by this report, under the supervision and with the participation of PennRock's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that PennRock's disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by PennRock in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

  b. Changes in Internal Control.

  Subsequent to the date of the most recent evaluation of PennRock's internal controls, there were no significant changes in PennRock's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


                          PART II.  OTHER INFORMATION
                          ---------------------------
                      For the Quarter ended June 30, 2003

Item 1. Legal Proceedings

  Various legal actions or proceedings are pending involving PennRock or its subsidiaries. Management believes that the aggregate liability or loss, if any, will not be material.

Item 2. Changes in Securities

  Not applicable

Item 3. Defaults Upon Senior Securities

  Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

  The Annual Meeting of Shareholders (the "Meeting") of PennRock Financial Services Corp. was held on April 22, 2003. Notice of the Meeting was mailed to shareholders on or about April 1, 2003, together with proxy materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulation promulgated thereunder.

  The Meeting was held for the purpose of electing four Class A directors to hold office for three years from the date of the election and until their successors are elected and have qualified.

  There were no solicitations in opposition to the nominees of the Board of Directors for the election to the Board. All nominees of the Board of Directors were elected. The number of votes cast for or withheld were as follows:


                                               Votes
      Nominee                 Votes for       Withheld
 -----------------           -----------    -----------
 Norman Hahn                  4,470,090        135,586
 Melvin Pankuch               4,546,560         59,116
 Robert L. Spotts             4,552,291         53,385
 Dale M. Weaver               4,568,761         36,915



Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits. The following list of exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated by reference.

  (b) Reports on Form 8-K: From April 1, 2003 to the date of this Report, PennRock filed three Current Reports on Form 8-K.

      A current report on Form 8-K dated June 25, 2003 was filed with the Securities and Exchange Commission on or about June 26, 2003. The report was filed under Items 5 and 7 which disclosed a press release dated June 25, 2003, related to the authorization for PennRock to repurchase up to 300,000 shares of common stock in open market and privately negotiated transactions.

      A current report on Form 8-K dated July 8, 2003 was filed with the Securities and Exchange Commission on or about July 8, 2003. The report was filed under Items 5 and 7 which disclosed that on July 8, 2003 the Company had declared a 10% stock dividend to all shareholders of record on July 22, 2003 payable on August 12, 2003.

      A current report on Form 8-K dated July 17, 2003 was filed with the Securities and Exchange Commission on or about July 17, 2003. The report was filed under Items 7 and 9 which disclosed that on July 17, 2003 the Company had issued its earnings release for the second quarter of 2003.


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


Date: August 14, 2003         By:  /s/Melvin Pankuch
-----------------------       -----------------------------------------------
                                   Melvin Pankuch
                                   Executive Vice President and
                                   Chief Executive Officer

Date: August 14, 2003         By:  /s/George B. Crisp
------------------------      -----------------------------------------------
                                   George B. Crisp
                                   Vice President and Treasurer
                                   (Principal Financial and Accounting Officer)


                                 Exhibit Index
                                ----------------

    Exhibit Number                                    Description
    --------------    ---------------------------------------------------------

      (10)(h)          George B. Crisp Deferred Compensation Plan Trust
                       Declaration.

      (31)             Rule 13a-14(a) Certifications
                         (i) Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
                         (ii) Certification of CFO Pursuant to Section 302 of
                              the Sarbanes-Oxley Act of 2002.

      (32)             Section 1350 Certifications
                         (i)  Certifications of CEO and CFO Pursuant to 18
                              U.S.C. Section 1350, as Adopted Pursuant to
                              Section 906 of the Sarbanes-Oxley Act of 2002.
