Form 10-Q
period 2003-09-30
PENNROCK FINANCIAL SERVICES CORP
filed 2003-11-14
CIK 790988

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
            -------------------------------------------------------

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended September 30, 2003    Commission File Number 0-15040
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

  Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes /X/ No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                         Class                 Outstanding at November 12, 2003
          ------------------------------    --------------------------------
          Common Stock ($2.50 par value)            7,588,846 Shares


               PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
               --------------------------------------------------

                                   FORM 10-Q
                                   ---------
                    For the Quarter Ended September 30, 2003

                                    Contents
                                    --------
PART I. FINANCIAL INFORMATION
-----------------------------
Item 1. Financial Statements

        Consolidated balance sheets - September 30, 2003,
        December 31, 2002 and September 30, 2002.

        Consolidated statements of income - Three months and nine months ended September 30, 2003 and 2002.

        Consolidated statements of comprehensive income - Three months and nine months ended September 30, 2003 and 2002.

        Consolidated statements of cash flows - Nine months ended
        September 30, 2003 and 2002.

        Notes to consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION
--------------------------
Item 6. Exhibits and Reports on Form 8-K


SIGNATURES
----------


                         PART I.  FINANCIAL INFORMATION

                    For the Quarter Ended September 30, 2003

Item 1.  Financial Statements


PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                 September 30, December 31,  September 30,
(Amounts in thousands)                2003         2002          2002
                                  ------------  -----------  -------------
                                  (Unaudited)                 (Unaudited)
ASSETS
Cash and due from banks            $   22,987   $   23,092    $   23,945
Short-term investments                  5,203        9,226         3,593
Mortgages held for sale                12,769        7,147         1,346
Securities available for sale         305,417      304,814       336,465
Loans:
  Loans, net of unearned income       681,088      602,840       587,737
  Allowance for loan losses            (8,117)      (7,075)       (6,376)
                                    ---------    ---------     ---------
  Net loans                           672,971      595,765       581,361
Bank premises and equipment            15,923       16,256        16,210
Accrued interest receivable             3,096        3,282         4,232
Bank owned life insurance              27,343       26,491        26,185
Other assets                           26,549       22,516        24,638
                                    ---------    ---------     ---------
Total assets                       $1,092,258   $1,008,589    $1,017,975
                                   ==========   ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Non-interest bearing             $129,762     $121,598      $114,015
    Interest bearing                  618,215      621,664       629,406
                                    ---------    ---------     ---------
    Total deposits                    747,977      743,262       743,421
  Short-term borrowings               134,373       40,363        47,285
  Long-term debt                      102,000      127,000       127,000
  Accrued interest payable              2,293        2,465         2,726
  Other liabilities                    11,837        8,521        10,732
                                    ---------    ---------     ---------
  Total liabilities                   998,480      921,611       931,164
Stockholders' Equity:
  Common stock, par value $2.50 per share;
    authorized - 20,000,000 shares;
    issued - 7,718,543 shares          19,296       17,544        17,544
  Surplus                              53,676       33,745        33,745
  Accumulated other comprehensive
    loss, net of tax                   (3,366)      (3,377)       (1,852)
  Retained earnings                    26,527       41,926        39,551
  Less treasury stock, at cost (101,254,
    119,217 and 96,270 shares)         (2,355)      (2,860)       (2,177)
                                    ---------    ---------     ---------
  Total stockholders' equity           93,778       86,978        86,811
                                    ---------    ---------     ---------
  Total liabilities and
    stockholders' equity           $1,092,258   $1,008,589    $1,017,975
                                   ==========   ==========    ==========



PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                 Three Months Ended      Nine Months Ended
(Amounts in thousands except        September 30,          September 30,
  share and per share data)     --------------------   ---------------------
                                  2003        2002         2003        2002
                                 ------      ------       ------     ------
Interest income:
 Interest and fees on loans      $10,632    $10,585      $31,926    $31,803
 Securities:
    Taxable                        2,067      2,725        6,960      8,981
    Tax-exempt                       214        370          644      1,655
 Other                               157         89          442        223
                                 -------    -------      -------    -------
 Total interest income            13,070     13,769       39,972     42,662
Interest expense:
 Deposits                          2,687      3,873        8,151     11,814
 Borrowed funds                    1,571      1,972        5,367      6,109
                                 -------    -------      -------    -------
 Total interest expense            4,258      5,845       13,518     17,923
                                 -------    -------      -------    -------
 Net interest income               8,812      7,924       26,454     24,739
Provision for loan losses            460        226        1,365      1,045
                                 -------    -------      -------    -------
Net interest income after
 provision for loan losses         8,352      7,698       25,089     23,694
Other income:
 Service charges on deposit
   accounts                          876        723        2,437      2,094
 Other service charges and fees       99         81          255        231
 Fiduciary activities                353        340        1,132      1,151
 Investment management and
   benefit plan administration       841        536        2,603      1,787
 Security gains (losses), net         93        306          349        199
 Mortgage banking                    341        193          820        335
 Increase in cash surrender value
   of bank owned life insurance      291        338          891        974
 Other                               531        462        1,552      1,306
                                 -------    -------      -------    -------
 Total other income                3,425      2,979       10,039      8,077
                                 -------    -------      -------    -------
Non-interest expenses:
 Salaries and benefits             4,661      4,050       13,551     12,089
 Occupancy, net                      530        477        1,528      1,290
 Equipment expenses                  310        312          972        973
 Other                             2,138      2,076        6,088      5,858
                                 -------    -------      -------    -------
 Total non-interest expense        7,639      6,915       22,139     20,210
                                 -------    -------      -------    -------
 Income before income taxes        4,138      3,762       12,989     11,561
Income taxes                         855        720        2,444      2,030
                                 -------    -------      -------    -------
 Net Income                       $3,283     $3,042      $10,545     $9,531
                                 =======    =======      =======    =======
Per share information:
  Basic earnings                  $ 0.43     $ 0.40        $1.38      $1.25
  Diluted earnings                  0.42       0.39         1.36       1.23
  Cash dividend                     0.19       0.17         0.55       0.52
                                 =======    =======      =======    =======
Weighted average shares
  outstanding                  7,622,231  7,651,139    7,616,226  7,644,843
                               =========  =========    =========  =========



PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                      Three Months Ended    Nine Months Ended
(Amounts in thousands)                   September 30,        September 30,
                                      ------------------   -------------------
                                       2003        2002      2003       2002
                                      -------     -------   -------   -------
Net income                             $3,283     $3,042   $10,545    $ 9,531
Other comprehensive income (loss),
 net of tax:
 Unrealized gains (losses) on
   securities available for sale:
    Gain (loss) arising during the
      period, net of tax (benefit)     (1,188)     1,182       238      3,444
    Reclassification adjustment
      for gains included in net income,
      net of tax                          (60)      (202)     (227)      (131)
                                      -------    -------   -------    -------
Other comprehensive income (loss)      (1,248)       980        11      3,313
                                      -------    -------   -------    -------
Comprehensive income                   $2,035     $4,022   $10,556    $12,844
                                      =======    =======   =======    =======




PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                 Nine Months Ended
                                                   September 30,
(Amounts in thousands)                        -----------------------
                                                 2003           2002
                                              ---------      ---------
Net cash provided by operations                 $ 7,634        $  7,351
Investing activities:
  Proceeds from sales of securities available
    for sale                                     78,654          94,408
  Purchases of securities available for sale   (174,991)       (187,571)
  Maturities of securities available for sale    94,382          64,128
  Net increase in loans                         (79,310)        (28,427)
  Purchases of premises and equipment              (613)         (2,404)
  Sale of other real estate owned                   148             200
                                               --------        --------
     Net cash used in investing activities      (81,730)        (59,666)
Financing activities:
  Net increase in non-interest bearing deposits   8,164           5,486
  Net increase (decrease) in interest
    bearing deposits                             (3,449)         74,241
  Net increase (decrease) in short-term
    borrowings                                   94,009         (29,468)
  Increase (decrease) in long-term debt         (25,000)          6,000
  Issuance of treasury stock                      1,380           1,580
  Acquisition of treasury stock                    (923)         (2,046)
  Cash dividends                                 (4,214)         (3,970)
                                               --------        --------
     Net cash provided by financing activities   69,967          51,823
                                               --------        --------
     Increase (decrease) in cash
       and cash equivalents                      (4,129)           (492)
     Cash and cash equivalents,
       beginning of year                         32,319          28,029
                                               --------        --------
     Cash and cash equivalents, end of period   $28,190         $27,537
                                               ========        ========



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2003

NOTE 1. BASIS OF PRESENTATION

  The accompanying consolidated financial statements include the accounts of PennRock Financial Services Corp. and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

  The information contained in the financial statements is unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of interim periods have been made. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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


NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES

  The financial statements do not reflect various commitments and contingent liabilities, such as commitments to extend credit, letters of credit, guarantees, and liability for assets held in Trust, which arise in the normal course of business. Commitments under outstanding letters of credit amounted to $39.5 million and commitments to extend credit totaled $124.7 million as of September 30, 2003. Management does not anticipate any significant loss as a result of these transactions.

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

NOTE 5. STOCK-BASED EMPLOYEE COMPENSATION

  In December 2002, the Financial Accounting Standards Board ("the FASB") issued Statement of Financial Accounting Standard No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results.

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

  Pro forma information regarding net income and earnings per share has been determined as if we had accounted for all stock-based compensation under the fair value method of SFAS 123. There were no options granted in the third quarters of 2003 and 2002. Therefore, no stock-based employee compensation expense was incurred in those quarters.

                                     Nine Months Ended
(Amounts in thousands except           September 30,
  per share data)                  --------------------
                                    2003        2002
                                   --------    --------
Net income as reported              $10,545      $9,531
Deduct: Total stock-based employee
  compensation expense determined
  under fair value method for all
  awards, net of tax effect            (243)       (165)
                                    -------     -------
Pro-forma net income                $10,302      $9,366
                                    =======     =======
Earnings per share:
  Basic - as reported                $1.38       $1.25
  Basic - pro-forma                   1.35        1.23
  Diluted - as reported               1.36        1.23
  Diluted - pro-forma                 1.33        1.21


  We estimate the fair value of each option on the grant date using the Black-Sholes option-pricing model with the following weighted average assumptions used for 2003 and 2002:


                                    2003         2002
                                   --------   ----------
Dividend yield                        2.62%         3.33%
Expected volatility                  40.00%        36.00%
Risk free interest rate               4.89%         5.58%
Expected average life              10 years   7.12 years



NOTE 6. NEW ACCOUNTING STANDARDS

  In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances) rather than as capital. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective for interim periods beginning after June 15, 2003. The adoption of this standard on July 1, 2003 did not have a material impact on our financial condition, results of operations, earnings per share or cash flows.

  In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," resulting in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. Implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. The adoption of this standard on July 1, 2003 did not have a material impact on our financial condition, results of operations, earnings per share or cash flows.

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

  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Total assets of PennRock increased $74.3 million or 7.3% since September 30 last year and by $83.7 million or 8.3% from year-end 2002. Loans grew $78.2 million from year-end 2002 and by $93.4 million from September last year. Securities available for sale increased $603,000 from the end of 2002 and decreased by $31.0 million from last September. Deposits increased $4.6 million from last year and by $4.7 million from year-end. Borrowed funds increased $69.0 million from year-end and by $62.1 million from last year.

  Net income for the quarter was $3.3 million or $.43 per share compared with $3.0 million or $.40 per share for the third quarter of 2002, an increase of $241,000 or 7.9%. Dividends paid in the third quarter of 2003 totaled $1.4 million or $.19 per share and $1.3 million or $.17 per share for the third quarter of 2002.

  For the first nine months of 2003, net income totaled $10.5 million or $1.38 per share compared with $9.5 million or $1.25 per share for the first nine months of 2002, an increase of 10.6%. Net interest income increased $1.7 million, non-interest income excluding security gains and losses increased $1.8 million and non-interest expenses increased $1.9 million. Dividends of $4.2 million or $.55 per share were paid in the first nine months of 2003 compared with $4.0 million or $.52 per share in 2002. The dividend payout ratio was 40% in 2003 and 42% in 2002.

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

  Table 1 presents net interest income on a fully taxable equivalent basis for the third quarter and first nine months of 2003 and 2002. For the third quarter of 2003, net interest income on a fully taxable equivalent basis totaled $9.3 million, an increase of $935,000 or 11.1% from $8.4 million earned for the same period of 2002. For the first nine months of 2003 and 2002, net interest income on a fully taxable equivalent basis totaled $27.8 million and $26.5 million, respectively.



TABLE 1 - NET INTEREST INCOME
                                Three Months Ended       Nine Months Ended
(Amounts in thousands)             September 30,           September 30,
                               --------------------     --------------------
                                  2003        2002         2003       2002
                                --------    --------     --------   --------
Total interest income           $13,070     $13,769      $39,972    $42,662
Total interest expense            4,258       5,845       13,518     17,923
                                -------     -------     --------   --------
Net interest income               8,812       7,924       26,454     24,739
Tax equivalent adjustment           513         466        1,338      1,735
                                -------     -------     --------   --------
Net interest income
  (fully taxable equivalent)    $ 9,325     $ 8,390      $27,792    $26,474
                                =======     =======     ========   ========

  Table 2 presents the average balances, taxable equivalent interest income and expense and rates for PennRock's assets and liabilities for the three and nine months ended September 30, 2003 and 2002.

  Net interest income for the third quarter of 2003 benefited from increases in both the interest rate spread and margin relative to the third quarter of last year. For the first nine months of 2003, spreads and margins essentially unchanged relative to the first nine months of 2002.



TABLE 2 - AVERAGE BALANCES, RATES, AND INTEREST INCOME AND EXPENSE
(Taxable equivalent basis)
                                              Three Months Ended September 30,
(Amounts in thousands)             ------------------------------------------------------
                                              2003                       2002
                                   ---------------------------  --------------------------
                                     Average            Yield/  Average           Yield/
                                     Balance  Interest   Rate   Balance  Interest   Rate
                                   ---------- -------- -------  -------- --------  ------
ASSETS
Interest earning assets:
 Short-term investments            $    3,970  $     6   0.60% $ 12,484    $   56  1.78%
 Mortgages held for sale                8,874      152   6.80%    1,332        33  9.83%
 Securities available for sale        308,549    2,742   3.53%  319,674     3,523  4.37%
 Loans:
   Mortgage                           391,286    6,659   6.75%  331,369     6,394  7.66%
   Commercial                         177,926    2,694   6.01%  157,794     2,650  6.66%
   Consumer                            86,555    1,330   6.10%   80,733     1,579  7.76%
                                   ----------  -------         --------   -------
   Total loans                        655,767   10,683   6.46%  569,896    10,623  7.40%
                                   ----------  -------         --------   -------
 Total earning assets                 977,160   13,583   5.52%  903,386    14,235  6.25%
Other assets                           88,721  -------           86,275   -------
                                   ----------                  --------
                                   $1,065,881                  $989,661
                                   ==========                  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
 Demand                            $  208,953      529   1.00% $214,023       896  1.66%
 Savings                               87,804      166   0.75%   74,614       276  1.47%
 Time                                 132,451    1,992   2.53%  337,396     2,702  3.18%
                                   ----------  -------         --------   -------
 Total interest bearing deposits      609,208    2,687   1.75%  626,033     3,874  2.46%
Short-term borrowings                 115,439      325   1.12%   28,885        90  1.24%
Long-term debt                        102,000    1,246   4.85%  125,566     1,881  5.94%
                                   ----------  -------         --------   -------
Total interest bearing liabilities    826,647    4,258   2.04%  780,484     5,845  2.97%
Non-interest bearing deposits         132,691  -------          112,456   -------
Other liabilities                      12,253                    10,994
Stockholders' equity                   94,290                    85,727
                                   ----------                   -------
Total liabilities and stockholders'
 equity                            $1,065,881                  $989,661
                                   ==========                  ========
Net interest income                            $ 9,325                    $ 8,390
                                               =======                    =======
Interest rate spread                                     3.47%                       3.28
                                                       ======                       ======
Net interest margin                                      3.79%                      3.68%
                                                       ======                       ======


TABLE 2 - AVERAGE BALANCES, RATES, AND INTEREST INCOME AND EXPENSE (Continued)
(Taxable equivalent basis)
                                               Nine Months Ended September 30,
(Amounts in thousands)             ------------------------------------------------------
                                              2003                       2002
                                   ---------------------------  --------------------------
                                     Average            Yield/  Average           Yield/
                                     Balance  Interest   Rate   Balance  Interest   Rate
                                   ---------- -------- -------  -------- --------  ------
ASSETS
Interest earning assets:
 Short-term investments            $    3,574  $    26   0.97% $  6,037    $   84  1.86%
 Mortgages held for sale                8,555      416   6.50%    2,097       139  8.86%
 Securities available for sale        303,630    8,809   3.88%  312,090    12,263  5.25%
 Loans:
   Mortgage                           368,891   19,857   7.20%  327,485    19,170  7.83%
   Commercial                         173,272    7,957   6.14%  157,791     7,919  6.71%
   Consumer                            87,635    4,244   6.47%   80,519     4,822  8.01%
                                   ----------  -------         --------   -------
   Total loans                        629,798   32,058   6.81%  565,795    31,911  7.54%
                                   ----------  -------         --------   -------
 Total earning assets                 945,557   41,310   5.84%  886,019    44,397  6.70%
Other assets                           88,170  -------           84,743   -------
                                   ----------                  --------
                                   $1,033,727                  $970,762
                                   ==========                  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
 Demand                            $  213,118    1,723   1.08% $211,546     2,929  1.85%
 Savings                               85,343      547   0.86%   70,852       777  1.47%
 Time                                 307,328    5,881   2.56%  312,999     8,108  3.46%
                                   ----------  -------         --------   -------
 Total interest bearing deposits      606,089    8,151   1.80%  595,397    11,814  2.65%
Short-term borrowings                  82,633      724   1.17%   51,577       599  1.55%
Long-term debt                        115,919    4,643   5.36%  122,539     5,510  6.01%
                                   ----------  -------         --------   -------
Total interest bearing liabilities    804,641   13,518   2.25%  769,513    17,923  3.11%
Non-interest bearing deposits         126,185  -------          108,958   -------
Other liabilities                      11,989                    10,364
Stockholders' equity                   90,912                    81,927
                                   ----------                   -------
Total liabilities and stockholders'
 equity                            $1,033,727                  $970,762
                                   ==========                  ========
Net interest income                            $27,792                    $26,474
                                               =======                    =======
Interest rate spread                                     3.59%                      3.59%
                                                       ======                       ======
Net interest margin                                      3.93%                      3.99%
                                                       ======                       ======

PROVISION AND ALLOWANCE FOR LOAN LOSSES

  The provision for loan losses charged to earnings was $460,000 for the third quarter of 2003 compared with $226,000 for the third quarter of last year. The provision totaled $1.4 million for the first nine months of 2003 compared with $1.0 million for the first nine months of 2002. The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. The adequacy of the allowance will be examined in light of past loan loss experience, current economic conditions, volume of non-performing and delinquent loans and other relevant factors. The allowance is established at a level considered by management to be adequate to absorb potential losses contained in the portfolio and is monitored on a continuous basis with independent formal reviews conducted semiannually.
  The allowance is increased by provisions charged to expense and decreased by net charge-offs. Table 3 reflects an analysis of the allowance for loan losses for the third quarter and first nine months of 2003 and 2002.



TABLE 3 - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                                           Three Months Ended     Nine Months Ended
(Amounts in thousands)                        September 30,         September 30,
                                           -------------------    ------------------
                                            2003        2002       2003        2002
                                          --------    --------   --------   --------
Balance, beginning of period               $7,638      $7,776     $7,075      $7,262
Provision charged to operating expense        460         227      1,365       1,046

Total loans charged off                       (82)     (1,665)      (554)     (2,017)
Total recoveries                              101          38        231          85
                                          -------     -------    -------     -------
Net (charge-offs) recoveries                   19      (1,627)      (323)     (1,932)
                                          -------     -------    -------     -------
Balance, end of period                     $8,117      $6,376     $8,117      $6,376
                                          =======     =======    =======     =======
Total loans:
  Average                                $656,215    $574,832   $630,683    $569,638
  Period-end                              681,088     587,737    681,088     587,737

Ratios:
  Net charge-offs (recoveries) to
    average loans (annualized)              (0.01%)      1.13%      0.07%       0.45%
  Allowance for loan losses to
    period-end loans                         1.19%       1.08%      1.19%       1.08%


NON-PERFORMING ASSETS

  Table 4 reflects PennRock's non-performing assets at September 30, 2003, December 31, 2002 and September 30, 2002. PennRock's policy is to discontinue the accrual of interest on loans for which the principal or interest is past due 90 days or more unless the loan is well secured and corrective action has begun or the loan is in the process of collection.
  When a loan is placed on non-accrual status, any unpaid interest is charged against income. Other real estate owned represents property acquired through foreclosure.


TABLE 4 - NON-PERFORMING ASSETS
                                     September 30, December 31, September 30,
(Amounts in thousands)                   2003          2002          2002
                                      ----------     ---------   -----------
Non-accrual loans                           $464        $1,203        $2,646
Loans accruing but 90 days past due
  as to principal or interest                625         1,276           884
                                        --------     ---------    ----------
Total non-performing loans                 1,089         2,479         3,530
Other real estate owned                       66           188           429
                                        --------     ---------     ---------
Total non-performing assets               $1,155        $2,667        $3,959
                                        ========     =========     =========
Ratios:
  Non-accrual loans to total loans          0.16%         0.41%         0.60%
  Non-accrual loans to total loans and
    other real estate owned                 0.17%         0.44%         0.67%
  Allowance for loan losses to
    non-performing loans                  745.36%       285.40%       180.62%



  Total non-performing loans decreased $2.4 million from September 30 last year and by $1.4 million from year-end. Non-accrual loans represented 0.16% of total loans as of September 30, 2003 compared with 0.60% a year ago and 0.41% at year-end.


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

  Total deposits increased $4.6 million or 0.6% since last year and by $4.7 million or 0.6% from year-end. Non-interest bearing deposits increased $15.7 million from September 30 last year and by $8.2 million from year-end. Core deposits (deposits other than time deposits of $100,000 or more) decreased by $2.0 million from last year but increased by $27.2 million from year-end. However most balance sheet growth is being funded by short-term borrowings, primarily overnight advances from the FHLB. Short-term borrowings increased by $87.1 million from last year and by $94.0 million from year-end 2002.

  One fixed rate advance from the FHLB totaling $25 million matured during the second quarter of 2003 but was not replaced. Also during the second quarter of 2003, two advances totaling $40 million were paid off and replaced by new advances at lower interest rates. The prepayment penalty assessed by the FHLB is being amortized over the life of the new advances in accordance with EITF 96-19 ("Debtor's Accounting for a Modification or Exchange of Debt Instruments") issued by the FASB in 1996.

  Table 5 reflects the changes in the major classifications of deposits and borrowed funds by comparing the balances at the end of the third quarter of 2003 with year-end 2002 and the third quarter of 2002.


TABLE 5 - DEPOSITS AND BORROWED FUNDS BY MAJOR CLASSIFICATION
(Amounts in thousands)
                                 September 30, December 31,  September 30,
                                      2003         2002          2002
                                  -----------   -----------   -----------
Non-interest bearing                 $129,762     $121,598      $114,015
NOW accounts                           44,113       44,429        40,494
Money market deposit accounts         161,172      176,967       174,151
Savings accounts                       87,541       79,884        74,421
                                    ---------    ---------     ---------
Total non-maturity deposits           422,588      422,878       403,081
Time deposits under $100,000          305,822      278,323       327,303
                                    ---------    ---------     ---------
Total core deposits                   728,410      701,201       730,384
Time deposits of $100,000 or more      19,567       42,061        13,037
                                    ---------    ---------     ---------
Total deposits                        747,977      743,262       743,421
Short-term borrowings                 134,373       40,363        47,285
Long-term debt                        102,000      127,000       127,000
                                    ---------    ---------     ---------
Total deposits and borrowed funds    $984,350     $910,625      $917,706
                                    =========    =========     =========



CAPITAL RESOURCES

  Total stockholders' equity increased $7.0 million or 8.0% from September 30, 2002 and by $6.8 million or 7.8% since year end. Stockholders' equity is impacted by changes in the unrealized market gains and losses of the securities available for sale portfolio, net of deferred taxes and is shown on the consolidated balance sheets as a component of stockholders' equity as accumulated other comprehensive loss, net of tax. The net unrealized loss increased by $1.5 million from September 30, 2002 and declined by $11,000 from year-end 2002. The net unrealized gains and losses of the securities available for sale portfolio are excluded from computations of regulatory ratios.

  Table 6 shows PennRock's capital resources as of September 30, 2003, December 31 and September 30, 2002. PennRock and its subsidiary bank exceed all minimum capital guidelines.



TABLE 6 - CAPITAL RESOURCES
                                      September 30, December 31, September 30,
                                           2003         2002          2002
                                      -------------  -----------  -------------
  Leverage ratio:
   Total capital to total
     average assets                         9.02%        8.64%         8.82%
   Tier 1 capital to total
     average assets                         8.24%        7.92%         8.17%
  Risk-based capital ratios:
   Tier 1 capital to risk weighted
     assets                                10.74%       10.61%        10.78%
   Total capital to risk weighted
     assets                                11.75%       11.57%        11.64%


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


                          PART II.  OTHER INFORMATION
                          ---------------------------
                    For the Quarter ended September 30, 2003

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

  (b) Reports on Form 8-K: From July 1, 2003 to the date of this Report, PennRock filed five Current Reports on Form 8-K.

      A current report on Form 8-K dated October 15, 2003 was filed with the Securities and Exchange Commission on or about October 16, 2003. The report was filed under Items 9 and 12 which disclosed a press release, dated October 15, 2003, on PennRock's earnings for the third quarter of 2003.

      A current report on Form 8-K dated September 23, 2003 was filed with the Securities and Exchange Commission on or about September 30, 2003. The report was filed under Item 4 which disclosed a change in PennRock's Independent Auditor for fiscal year 2004.

      A current report on Form 8-K dated September 9, 2003 was filed with the Securities and Exchange Commission on or about September 9, 2003. The report was filed under Item 5 which disclosed that PennRock had declared a cash dividend.

      A current report on Form 8-K dated July 17, 2003 was filed with the Securities and Exchange Commission on or about July 17, 2003. The report was filed under Items 9 and 12 which disclosed a press release, dated July 17, 2003, on PennRock's earnings for the second quarter of 2003.

      A current report on Form 8-K dated July 8, 2003 was filed with the Securities and Exchange Commission on or about July 8, 2003. The report was filed under Item 5 which disclosed that PennRock had declared a 10% stock dividend.


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


Date: November 14, 2003       By:  /s/Melvin Pankuch
-----------------------       -----------------------------------------------
                                   Melvin Pankuch
                                   Executive Vice President and
                                   Chief Executive Officer

Date: November 14, 2003       By:  /s/George B. Crisp
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
