Form 10-K
period 2003-12-31
PENNROCK FINANCIAL SERVICES CORP
filed 2004-03-11
CIK 790988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
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

Registrant’s telephone number, including area code (717) 354-4541

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
Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Indicate by check mark whether the registrant is accelerated filer (as defined in Rule 12b-2 of the Exchange Act.
Yes [X] No [  ]

The aggregate market value of the shares of Common Stock of the Registrant held by non-affiliates of the Registrant as of June 30, 2003 was $185.2 million.

As of February 13, 2004, there were 7,641,908 shares of Common Stock, Par Value $2.50 Per Share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Pertinent extracts from the Registrant’s definitive Proxy Statement for its 2003 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission are incorporated into Part III of this report.

PennRock Financial Services Corp.

FORWARD LOOKING STATEMENTS

In our Annual Report, we may include certain forward looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we must inform you that a variety of factors could cause PennRock’s actual results and experiences to differ materially from the anticipated results or other expectations expressed in these forward looking statements. Our ability to predict the results or the effect of future plans and strategies is inherently uncertain. The risks and uncertainties that may affect the operations, performance, development and results of PennRock’s business include:

•	Changes in market interest rates;

•	Changes in monetary and fiscal policies of the U.S. Treasury and Federal Reserve;

•	Local and national economic trends and conditions;

•	Competition for products and services among community, regional and national financial institutions;

•	New services and product offerings by competitors;

•	Changes in customer preferences;

•	Changes in technology;

•	Legislative and regulatory changes;

•	Delinquency rates on loans;

•	Changes in accounting principles, policies or guidelines;

You should consider these factors in evaluating any forward-looking statements and not place undue reliance on such statements.

PennRock Financial Services Corp.

PART I

ITEM 1. BUSINESS

PennRock Financial Services Corp.

PennRock Financial Services Corp. (“PennRock” or the “Registrant”) is a Pennsylvania business corporation organized on March 5, 1986. It became a bank holding company when it acquired all of the common stock of Blue Ball National Bank (the “Bank”) on August 1, 1986. Effective November 6, 2000, PennRock became a financial holding company as provided by the Gramm-Leach-Bliley Act of 1999. PennRock’s common stock is listed for quotation on the National Market System of Nasdaq under the symbol PRFS.

PennRock is a financial holding company that operates through its subsidiaries to deliver financial and related services to its customers. PennRock directly owns 100% of the stock of one community bank and three non-bank entities. PennRock’s primary function is to direct the policies and coordinate the financial resources of its subsidiaries as well as provide various advisory services. PennRock primarily obtains the cash necessary to pay dividends to stockholders from the dividends paid to it by its subsidiaries.

PennRock is a registered bank holding company under the Bank Holding Company Act of 1956, as amended. It is also subject to regulation by the Federal Reserve Board and by the Pennsylvania Department of Banking.

1906 Founders, Inc.

1906 Founders, Inc., a Delaware Corporation formed on November 26, 2003 as a wholly owned subsidiary of PennRock, owns and manages certain investment securities.

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

Commercial lending services provided by the Bank include short and medium term loans, revolving credit loans, letters and lines of credit, real estate mortgage and construction loans and agricultural loans. Consumer lending services include various types of secured and unsecured loans including installment loans, home equity loans and overdraft protection lines of credit. Residential mortgage loans are offered in a wide variety of types including fixed and adjustable-rate loans. The Bank’s underwriting guidelines conform to Fannie Mae and Federal Home Loan Mortgage Corporation (“FHLMC”) guidelines. The Bank sells most of the conforming fixed-rate residential mortgage loans it originates to either Fannie Mae or FHLMC in the secondary market but retains the servicing. The Bank’s business is not considered seasonal.

PennRock Insurance Group, Inc.

PennRock Insurance Group, Inc. (“PIGI”), a Pennsylvania corporation, is a wholly owned subsidiary of Blue Ball National Bank. PIGI is an insurance agency organized for the sale of annuities and other types of insurance.

PennRock Financial Services Corp.

The National Advisory Group, Inc.

PennRock acquired The National Advisory Group, Inc. (“National”) on March 19, 2001. National, established in 1984, is the parent company for four corporations: National Actuarial Consultants, Ltd. which provides consulting, actuarial and administrative services to retirement and employee benefit plans; National Financial Advisors, Inc. which offers investment, advisory and asset management services to retirement plan sponsors and participants, and serves as an investment advisor to the Dresher Family of Funds; NFA Brokerage Services, Inc. which is a mutual-funds-only broker dealer; and National Shareholder Services, Inc. which provides transfer agency services.

Pension Consulting Services, Inc.

PennRock acquired Pension Consulting Services, Inc. (“PCS”) on October 31, 2002. PCS is a third party administrator of retirement plans for nearly 1,000 small to medium sized businesses and professional corporations. All operations were relocated to Dresher, Pennsylvania and work out of the same offices as National.

Employees

At year-end 2003, PennRock and its subsidiaries employed 349 full-time equivalent employees.

Competition

Blue Ball National Bank originates most of its loans to, and accepts most of its deposits from, residents and businesses located in southeastern and south-central Pennsylvania, primarily Lancaster, Berks and Chester Counties. The financial services industry in the Bank’s service area continues to be extremely competitive, both among commercial banks and other financial service providers such as consumer finance companies, thrifts, investment companies, mutual funds and credit unions. Mortgage banking firms, insurance companies, brokerage companies, financial affiliates of commercial companies, and government agencies also provide competition for loans and other financial services. Some of these competitors are considerably larger and have more resources than the Bank. However, the Bank has made a significant investment in technological resources that allows us to offer a wide variety of products and services and enables us to be competitive with any size financial institution.

Among the most important factors influencing the Bank’s ability to compete successfully for new loans and deposits are interest rates, convenience of office locations, and quality of service. We have attempted to differentiate ourselves from other competitors by emphasizing the local decision making and personalized nature of our services. In an effort to make our community offices more convenient to our existing and potential customers, the Bank has, on average, added one new office per year over the past ten years. We expect to add two new community offices in 2004 and plan to add three more in 2005.

National and PCS both located in Dresher, Montgomery County, Pennsylvania, offer asset management and retirement plan administration services throughout southeastern Pennsylvania, New Jersey and Delaware. Numerous financial institutions, accounting and law firms, as well as other corporations offer similar services as those provided by National and PCS in the greater Philadelphia metropolitan area.

PennRock is not dependent upon a single customer or a small number of customers, the loss of which would have a materially adverse effect upon PennRock or its subsidiaries.

Supervision and Regulation

General

PennRock is registered as a bank holding company and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System under the Bank Holding Act of 1956, as amended. PennRock has also made an effective election to be treated as a “financial holding company.” Financial holding companies are bank holding companies that meet certain minimum capital and other standards and are therefore entitled to engage in financially related activities on an expedited basis; see further discussion below. As a financial holding company, PennRock’s activities and those of its bank subsidiary are limited to the business of banking activities closely related or incidental to banking, and activities that have been determined by statute or the Federal Reserve Board to be financial in nature. Bank holding companies are required to file periodic reports with and are subject to examination by the Federal Reserve Board. The Federal Reserve Board has issued regulations under the Bank Holding Company

PennRock Financial Services Corp.

Act that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve Board, pursuant to such regulations, may require PennRock to stand ready to use its resources to provide adequate capital funds to its bank subsidiary during periods of financial stress or adversity.

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

The Bank is a national bank and a member of the Federal Reserve System, and its deposits are insured (up to applicable limits) by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank is subject to regulation and examination by the Office of the Comptroller of the Currency (the “OCC”), and to a much lesser extent, the Federal Reserve Board and the FDIC. The primary supervisory authority of the Bank is the OCC, who regularly examines the Bank. The OCC has authority to prevent a national bank from engaging in unsafe or unsound practices in conducting its business. The Bank is also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, limitations on the types of investments that may be made and the types of services that may be offered. The Community Reinvestment Act requires the Bank to help meet the credit needs of the entire community where the Bank operates, including low and moderate income neighborhoods. The Bank’s rating under the Community Reinvestment Act, assigned by the Comptroller of the Currency pursuant to an examination of the Bank, is important in determining whether the bank may receive approval for, or utilize certain streamlined procedures in, applications to engage in new activities. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

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

PennRock Financial Services Corp.

Capital Adequacy Guidelines

Bank holding companies are required to comply with the Federal Reserve Board’s risk-based capital guidelines. The required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be “Tier 1 capital,” consisting principally of common shareholders’ equity, less certain intangible assets. The remainder (“Tier 2 capital”) may consist of certain preferred stock, a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, and a limited amount of the general loan loss allowance. The risk-based capital guidelines are required to take adequate account of interest rate risk, concentration of credit risk, and risks of nontraditional activities.

In addition to the risk-based capital guidelines, the Federal Reserve Board requires a bank holding company to maintain a leverage ratio of a minimum level of Tier 1 capital (as determined under the risk-based capital guidelines) equal to 3% of average total consolidated assets for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a ratio of at least 1% to 2% above the stated minimum. The Bank is subject to almost identical capital requirements adopted by the Comptroller’s Office.

Prompt Corrective Action Rules

The federal banking agencies have regulations defining the levels at which an insured institution would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The applicable federal bank regulator for a depository institution could, under certain circumstances, reclassify a “well-capitalized” institution as “adequately capitalized” or require an “adequately capitalized” or “undercapitalized” institution to comply with supervisory actions as if it were in the next lower category. Such a reclassification could be made if the regulatory agency determines that the institution is in an unsafe or unsound condition (which could include unsatisfactory examination ratings). PennRock and the Bank each satisfy the criteria to be classified as “well capitalized” within the meaning of applicable regulations.

Regulatory Restrictions on Dividends

The Bank may not, under the National Bank Act, declare a dividend without approval of the Comptroller of the Currency, unless the dividend to be declared by the Bank’s Board of Directors does not exceed the total of:

i.	the Bank’s net profits for the current year to date, plus

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

Under these policies and subject to the restrictions applicable to the Bank, the Bank could declare, during 2004, without prior regulatory approval, aggregate dividends of approximately $15.5 million, plus net profits earned in 2004 to the date of such dividend declaration.

PennRock Financial Services Corp.

FDIC Insurance Assessments

The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measures. Under the risk-related premium schedule, the FDIC assigns, on a semiannual basis, each depository institution to one of three capital groups (well-capitalized, adequately capitalized or undercapitalized) and further assigns such institution to one of three subgroups within a capital group. The institution’s subgroup assignment is based upon the FDIC’s judgment of the institution’s strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to measuring the risk posed by the institution. Only institutions with:

i.	a total capital to risk-adjusted assets ratio of 10% or greater;

ii.	a Tier 1 capital to risk-based assets ratio of 6% or greater; and

iii.	a Tier 1 leverage ratio of 5% or greater,

are assigned to the well-capitalized group. As of December 31, 2003, the Bank was well capitalized for purposes of calculating insurance assessments.

The Bank Insurance Fund is presently fully funded at more than the minimum amount required by law. Accordingly, the 2004 Bank Insurance Fund assessment rates range from zero for those institutions with the least risk, to $0.027 for every $100 of insured deposits for institutions deemed to have the highest risk. The Bank is in the category of institutions that presently pay nothing for deposit insurance. The FDIC adjusts the rates every six months. The FDIC has indicated that it is possible that all banks will again be required to pay deposit insurance premiums in the future if the current trend of the size of the insurance funds relative to all insured deposits continues.

While the Bank presently pays no premiums for deposit insurance, it is subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. The FDIC sets the Financing Corporation assessment rate every quarter. The Financing Corporation assessment for the Bank for the first quarter of 2004 is an annual rate of $.0154 for each $100 of deposits.

New Legislation

No significant legislation in the financial services area was enacted in 2003. The Gramm-Leach-Bliley Act, enacted in 1999, changed certain banking laws that had been in effect since the early part of the 20th century. The most radical changes were that the separation between banking and the securities businesses mandated by the Glass-Steagall Act was removed, and the provisions of any state law that prohibits affiliation between banking and insurance entities were preempted. The provisions of federal law that preclude banking entities from engaging in non-financially related activities, such as manufacturing, were not changed. The Gramm-Leach-Bliley Act also contained a number of additional provisions, including the Right to Financial Privacy Act that directly affects banks and their customers.

The USA PATRIOT Act, enacted in direct response to the terrorist attacks on September 11, 2001, strengthens the anti-money laundering provisions of the Bank Secrecy Act. Most of the new provisions added by the Act apply to accounts at or held by foreign banks, or accounts of or transactions with foreign entities. The Bank does not have a significant foreign business and does not expect this Act to materially affect its operations. The Act does, however, require the banking regulators to consider a bank’s record of compliance under the Bank Secrecy Act in acting on any application filed by a bank. As the Bank is subject to the provisions of the Bank Secrecy Act (i.e., reporting of cash transactions in excess of $10,000), the Bank’s record of compliance in this area will be an additional factor in any applications filed by it in the future. To the Bank’s knowledge, its record of compliance in this area is satisfactory.

The Sarbanes-Oxley Act was enacted in 2002. This Act is not a banking law, but applies to all public companies, including PennRock. Sarbanes-Oxley is designed to restore investor confidence. Sarbanes-Oxley adopts new standards of corporate governance and imposes new requirements on the board and management of public companies. The chief executive officer and chief financial officer of a public company must now certify the financial statements of the company. New definitions of “independent directors” have been adopted, and new responsibilities and duties have been established for the audit and other committees of the board. In addition, the reporting requirements for insider stock transactions have been revised, requiring most transactions to be reported within two business days. While complying with Sarbanes-Oxley will result in increased costs to PennRock, the additional costs are not expected to have a material effect on PennRock.

PennRock Financial Services Corp.

Congress is often considering some financial industry legislation, and the federal banking agencies routinely propose new regulations. The Comptroller of the Currency, which is the primary regulator of the Bank, recently issued new rules clarifying the right of the Comptroller to pre-empt state laws that inhibit the activities of national banks. These new rules have strained relations between state regulators and federal regulators, and may result in new legislation being proposed. The rules do not materially affect the present operations of the Bank.

New legislation and regulation proposed in the future may include dramatic changes to the federal deposit insurance system. PennRock cannot predict how any new legislation, or new rules adopted by the federal banking agencies, may affect its business in the future.

Foreign Operations

PennRock does not depend on foreign sources for funds, nor does PennRock make foreign loans.

Statistical Disclosure by Bank Holding Companies

The required Statistical Information for Item 1 can be found in Item 6, “Selected Financial Data,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data,” of this Annual Report.

Available Information

PennRock’s internet address is www.pennrock.com. All Securities and Exchange Commission (SEC) filings are available free of charge through our website including annual reports on form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and Section 16 filings. These are posted on the web site as reasonably practicable after they are electronically filed with the SEC. Also available on this web site are documents relating to corporate governance issues including PennRock’s Code of Ethics and Nominating Committee Charter.

Financial Information about Segments

Management measures the performance and allocates the resources of PennRock as a single segment, community banking. Therefore, we do not have any operating segments that require additional information.

ITEM 2. PROPERTIES

PennRock Financial Services Corp.

PennRock’s headquarters are located at the main office of Blue Ball National Bank at 1060 Main Street, Blue Ball, Pennsylvania. PennRock owns no real estate.

Blue Ball National Bank

The principal executive office and main banking office is located in Blue Ball, Pennsylvania. An operations center, also located in Blue Ball, Pennsylvania, accommodates the Bank’s data processing, accounting, human resource, credit, and loan and deposit operations departments. These and 15 of the Bank’s full service community offices are owned free and clear of any indebtedness. The land on which seven of the branch offices are located is leased. The net book value of the Bank’s premises and equipment as of December 31, 2003 is $16.3 million.

The National Advisory Group, Inc.

National’s offices are located in Dresher, Pennsylvania. All real estate is leased.

Pension Consulting Services, Inc.

PCS’s offices are located in Dresher, Pennsylvania. All real estate is leased.

PennRock Financial Services Corp.

ITEM 3. LEGAL PROCEEDINGS

Various legal actions or proceedings are pending involving PennRock or its subsidiaries. Management believes that the aggregate liability or loss, if any, will not be material.

ITEM 3A. EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of all of the executive officers of PennRock as of February 13, 2004, are listed below, along with the positions with PennRock and Blue Ball National Bank held by each of them during the past five years. The Board of Directors elects officers annually.

		POSITION AND EXPERIENCE
NAME	AGE	DURING PAST 5 YEARS

Norman Hahn	67	PennRock Financial Services Corp.:
		Chairman of the Board (January 1991 to date)
		Blue Ball National Bank:
		Chairman of the Board (January 1991 to date)

Glenn H. Weaver	69	PennRock Financial Services Corp.:
		President (April 1989 to date)

Robert K. Weaver	55	PennRock Financial Services Corp.:
		Secretary (March 1986 to date)
		Blue Ball National Bank:
		Secretary (1977 to date)

Melvin Pankuch	64	PennRock Financial Services Corp.:
		Executive Vice President and Chief Executive Officer (April 1989 to date)
		Blue Ball National Bank:
		President and Chief Executive Officer (April 1988 to date)

George B. Crisp	56	PennRock Financial Services Corp.:
		Vice President and Treasurer (April 1989 to date)
		Blue Ball National Bank:
		Executive Vice President – Operations (April 2003 to date)
		Senior Vice President – Operations (July 1993 to April 2003)
		Chief Financial Officer (July 1987 to date)

Joseph C. Spada	53	Blue Ball National Bank:
		Executive Vice President – Banking Sales/Service (April 2003 to date)
		Senior Vice President – Banking Sales/Service (July 1993 to April 2003)

Michael H. Peuler	53	Blue Ball National Bank:
		Executive Vice President – Financial Services (April 2003 to date)
		Senior Vice President – Financial Services (April 1995 to April 2003)
		Vice President – Financial Services (June 1993 to April 1995)
		The National Advisory Group, Inc.
		President and Chief Executive Officer (March 2001 to date)
		Pension Consulting Services, Inc.
		President and Chief Executive Officer (October 2002 to date)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the 4th quarter of 2003.

PennRock Financial Services Corp.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PennRock’s common stock trades on the Nasdaq National Market under the symbol PRFS. The price of PennRock’s stock ranged from $21.47 to $33.49 in 2003 and closed the year at $31.08. The price ranged from $18.15 to $29.09 in 2002 and closed the year at $25.23. The book value per share was $12.85 as of December 31, 2003 and $11.45 as of December 31, 2002. All per share data have been restated for 10% stock dividends paid in both 2003 and 2002. The prices listed below are closing prices and represent the high, low and quarter ending prices for stock trades reported during each quarter.

			Quarter	Per Share
	High	Low	End	Dividend

2003
First quarter	$25.90	$21.47	$25.55	$0.18
Second quarter	27.94	24.33	24.33	0.19
Third quarter	31.67	25.35	28.20	0.19
Fourth quarter	33.49	26.98	31.08	0.20
2002
First quarter	$23.14	$18.15	$23.14	$0.16
Second quarter	28.18	22.93	27.02	0.17
Third quarter	29.09	25.56	26.36	0.17
Fourth quarter	26.96	23.95	25.23	0.18

As of March 1, 2004, there were approximately 2,593 shareholders of record of the Registrant’s common stock.

PennRock maintains a Dividend Reinvestment Plan for eligible shareholders who elect to participate in the Plan. A copy of the Prospectus for this Plan may be obtained by writing to:

Shannan B. Guthrie, Investor Relations Officer PennRock Financial Services Corp. P.O. Box 580 Blue Ball, PA 17506

Copies of PennRock’s Annual Report on Form 10-K, as well as all other reports and forms filed with the Securities and Exchange Commission by PennRock, are available without charge on the company’s web site at www.pennrock.com, or by writing to Shannan B. Guthrie, Investor Relations Officer at the address listed directly above.

Registrar/Transfer Agent:

American Stock Transfer and Trust (800) 937-5449 59 Maiden Lane New York, NY 10038

Nasdaq Market Makers:

         As of December 31, 2003, the following firms made a market in PennRock’s common stock:

Boenning & Scattergood, Inc.	(800) 842-8928
Ferris, Baker, Watts, Inc.	(800) 638-7411
Janney Montgomery LLC	(717) 293-4100

Independent Auditors:

Simon Lever LLP

PennRock Financial Services Corp.

ITEM 6. SELECTED FINANCIAL DATA

In thousands, except share and per share data

	2003	2002	2001	2000	1999

FOR THE YEAR:
Interest income	$53,394	$57,142	$62,274	$64,234	$54,783
Interest expense	17,825	23,283	32,366	37,073	28,137
Net interest income	35,569	33,859	29,908	27,161	26,646
Provision for loan losses	1,917	1,750	1,548	3,076	1,026
Non-interest income	13,750	11,144	11,030	7,315	6,159
Non-interest expense	29,678	27,447	25,282	20,280	18,566
Net income	14,000	13,226	12,067	9,546	10,710
Per share:
Net income – Basic	1.84	1.73	1.59	1.26	1.41
Net income – Diluted	1.81	1.71	1.57	1.25	1.41
Cash dividends	0.76	0.68	0.63	0.55	0.49
Book value as of year-end	12.85	11.45	10.27	9.63	7.61
Market value as of year-end	31.08	25.23	18.38	11.02	14.07
Number of shares outstanding	7,626,188	7,599,326	7,629,293	7,541,240	7,545,949
AS OF YEAR-END:
Securities	$309,189	$304,814	$303,334	$323,556	$309,462
Loans	711,902	602,840	558,369	501,140	461,179
Earning assets	1,019,783	915,748	860,957	841,940	766,714
Total assets	1,108,740	1,008,589	948,938	910,950	842,446
Total deposits	784,042	743,262	663,694	682,994	631,415
Short-term borrowings	112,962	40,363	76,754	54,175	53,207
Long-term debt	102,000	127,000	121,000	91,000	90,000
Stockholders’ equity	98,007	86,978	78,404	72,598	59,233
Full-time equivalent employees	349	335	321	276	271
SELECTED RATIOS:
Return on average assets	1.34%	1.34%	1.34%	1.09%	1.37%
Return on average equity	15.24%	15.86%	15.80%	14.93%	16.39%
Efficiency ratio	56.51%	56.91%	59.28%	55.90%	54.03%
Net interest margin (tax equivalent)	3.91%	3.98%	3.95%	3.71%	4.02%
Total capital to average assets	9.09%	8.64%	9.21%	8.86%	9.01%
Total capital to risk-weighted assets	11.64%	11.57%	11.71%	12.45%	12.80%
Price to earnings (x)	16.89	14.58	11.56	8.75	9.98
Market to book value (x)	2.42	2.20	1.79	1.14	1.85
Allowance for loan losses to loans	1.21%	1.17%	1.30%	1.19%	1.20%
Non-performing loans to loans	0.22%	0.41%	0.21%	0.85%	0.43%
Dividend payout ratio	40.98%	40.49%	39.70%	43.66%	34.52%

PennRock Financial Services Corp.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following section presents management’s discussion and analysis of the financial condition and results of operations of PennRock Financial Services Corp., a bank holding company (“PennRock”), its subsidiaries, The National Advisory Group, Inc. (“National”), Pension Consulting Services, Inc. (“PCS”) and Blue Ball National Bank (“the Bank”), and the Bank’s subsidiary, PennRock Insurance Group, Inc. (“PIGI”). This discussion and analysis is presented to assist the reader in understanding and evaluating the financial condition, results of operations and future prospects of PennRock and should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere in this Annual Report.

PennRock’s results of operations are dependent primarily on its net interest income, which is the difference between the interest earned on its assets (primarily its loan and securities portfolios) and its cost of funds, which consists of the interest paid on its deposits and borrowings. PennRock’s results of operations are also affected by its provision for loan losses as well as non-interest income, non-interest expenses and income tax expense. Non-interest income consists of service charges and fees for services relative to deposit accounts, investment management, retirement plan administration, fiduciary activities and credit and debit card transactions, as well as gains and losses from sales of investment securities, mortgage banking and income from bank owned life insurance. Non-interest expenses consist of salaries and benefits, occupancy and equipment expenses, advertising and marketing, data processing, insurance, professional fees, telecommunications and other operating expenses. Results of operations are also dependent on the dollar volume and asset quality of PennRock’s loans and investments.

The results of PennRock’s operations, like those of other financial institutions, are affected by our asset and liability management policies, as well as factors beyond our control, such as general economic conditions and the monetary and fiscal policies of the federal government. Lending activities are affected by the demand for commercial and mortgage financing and other types of loans, and are thus influenced by interest rates and other economic factors. Deposit flows and costs of funds are influenced by yields available on competing banking and non-banking investments and by general market rates of interest. All per share data have been restated for 10% stock dividends paid in both 2003 and 2002.

Overview

During 2003, PennRock recorded net income of $14.0 million, an increase of $774,000 or 6% over 2002. Basic and diluted earnings per share for the year were $1.84 and $1.81, respectively, as compared to $1.73 and $1.71, respectively, for 2002. Net income was $12.1 million or $1.59 per share in 2001. Return on average assets was 1.34% in 2003, 2002 and 2001. Return on average equity was 15.24% in 2003, 15.86% in 2002 and 15.80% in 2001.

Assets grew $100.2 million to $1.1 billion, an increase of 9.9% from 2002. Earning assets increased $104.0 million or 11.4% during 2003, while interest bearing liabilities grew $69.2 million or 8.8%. The average yield on earning assets decreased 80 percentage points from 6.57% in 2002 to 5.77% in 2003. The average yield on paying liabilities also decreased 80 percentage points from 2.99% in 2002 to 2.19% in 2003. PennRock’s net interest income on a fully taxable equivalent basis increased $1.8 million or 4.9% during 2003 and $3.2 million or 5.1% in 2002. The net interest margin was 3.91% in 2003, 3.98% in 2002 and 3.95% in 2001.

The provision for loan losses increased from $1.8 million in 2002 to $1.9 million in 2003. The provision for loan losses was $1.5 million in 2001.

Non-interest income from sources other than realized securities gains increased $2.6 million or 24.4% in 2003 compared with an increase of $1.3 million or 13.5% in 2002 and an increase of $3.7 million or 64.4% in 2001.

Non-interest expenses increased $2.2 million or 8.1% in 2003. Non-interest expenses increased $2.2 million or 8.6% in 2002 and $5.0 million or 24.7% in 2001.

PennRock Financial Services Corp.

Critical Accounting Policies

PennRock’s financial position and results of operations are impacted by management’s application of accounting policies involving judgments made to arrive at the carrying value of certain assets. Management’s greatest challenge in implementing its policies is the need to make estimates about the effect of matters that are inherently less than certain. For a detailed discussion of PennRock’s significant accounting policies, see Note 1: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements. A material estimate that is susceptible to significant change is the determination of the allowance for loan losses. Both the estimates of the amount of the allowance for loan losses and the placement of loans on non-accrual status affect the carrying amount of the loan portfolio.

The allowance for loan losses is a subjective judgment that management must make regarding the loan portfolio, and is established and maintained at levels that management believes are adequate to cover losses resulting from the inability of borrowers to make required payments on loans. To estimate loan losses, we analyze:

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

Where there is a question as to the impairment of a specific loan, management obtains valuations of the property or collateral securing the loan, and current financial information of the borrower, including financial statements, when available. Since the calculation of appropriate loan loss allowances relies on management’s estimates and judgments relating to inherently uncertain events, actual results may differ from these estimates. The American Institute of Certified Public Accountants is preparing further guidance for calculating the allowance for loan losses. Implementation of that guidance could result in an adjustment to the allowance. For a more detailed discussion on the allowance for loan losses, see Allowance For Loan Losses under the discussion of Financial Condition in this Item 7 of this report and Allowance for Loan Losses in Note 1: Summary of Significant Accounting Policies and Note 6: Allowance for Loan Losses in the Notes to Consolidated Financial Statements.

Results of Operations

Net Interest Income

Net interest income is the amount by which interest income on loans, investments and other earning assets exceeds interest paid on deposits, borrowings and other interest bearing liabilities. Net interest income is the primary source of revenue for PennRock. The amount of net interest income earned is affected by changes in interest rates and the balances of the various types of earning assets and interest bearing liabilities. For comparative purposes, and throughout this discussion unless otherwise noted, net interest income and corresponding yields are shown on a taxable equivalent basis. This adjustment will give effect to the interest earned on tax-exempt loans and investments by an amount equivalent to the federal income taxes, which would have been paid if the income received on these assets were taxable at the statutory rate of 35% for 2003 and 2002 and 34% for 2001.

Net interest income is the product of the volume of average earning assets and the average rates earned on them, less the volume of average interest bearing liabilities and the average rates paid on them. All yield and rate information is calculated on an annualized basis by dividing the income or expense item for the period by the average balance during the period. Net interest margin is calculated by dividing net interest income by average earning assets. Interest rate spread is the difference between yield earned on average interest earning assets and the rate paid on average interest bearing liabilities. Table 1 presents average balances, taxable equivalent interest income and expense and rates for PennRock’s assets and liabilities for the years ended December 31, 2003, 2002 and 2001.

PennRock Financial Services Corp.

Table 1 - Average Balances, Rates and Interest Income and Expense Summary
(Taxable equivalent basis)

In thousands

	2003			2002			2001

	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Short-term investments	$3,982	$33	0.83%	$5,375	$100	1.86%	$8,978	$374	4.17%
Mortgages held for sale	7,783	516	6.63%	2,720	248	9.12%	2,347	212	9.03%
Securities available for sale:
U.S. Treasury and agency	73,330	1,938	2.64%	81,916	5,842	7.13%	91,930	6,168	6.71%
State and municipal	15,954	1,234	7.73%	34,955	2,777	7.94%	71,731	5,703	7.95%
Other	213,340	8,807	4.13%	200,914	7,254	3.61%	135,367	8,610	6.36%

Total securities available for sale	302,624	11,979	3.96%	317,785	15,873	4.99%	299,028	20,481	6.85%
Loans: (1)
Mortgage	379,058	26,521	7.00%	332,256	25,687	7.73%	292,324	24,780	8.48%
Commercial	177,817	10,759	6.05%	158,603	10,858	6.85%	141,685	11,873	8.38%
Consumer (2)	88,690	5,579	6.29%	81,930	6,321	7.72%	82,816	7,281	8.79%

Total loans	645,565	42,859	6.64%	572,789	42,866	7.48%	516,825	43,934	8.50%

Total earning assets	959,954	55,387	5.77%	898,669	59,087	6.57%	827,178	65,001	7.86%

Other assets	87,812			85,931			70,514

Total assets	$1,047,766		5.29%	$984,600		6.00%	$897,692		7.24%

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing deposits:
Demand	$212,980	2,260	1.06%	$211,869	3,661	1.73%	$149,441	4,582	3.07%
Savings	86,130	714	0.83%	72,542	991	1.37%	57,548	1,064	1.85%
Time	313,027	7,944	2.54%	317,432	10,505	3.31%	357,190	18,366	5.14%

Total interest bearing deposits	612,137	10,918	1.78%	601,843	15,157	2.52%	564,179	24,012	4.26%
Short-term borrowings	90,245	1,033	1.14%	53,710	796	1.48%	38,094	1,304	3.42%
Long-term debt	112,411	5,874	5.23%	123,663	7,330	5.93%	114,342	7,050	6.17%

Total interest bearing liabilities	814,793	17,825	2.19%	779,216	23,283	2.99%	716,615	32,366	4.52%

Non-interest bearing demand deposits	129,284			110,808			94,990
Other liabilities	11,821			11,210			9,692
Stockholders’ equity	91,868			83,366			76,395

Total liabilities and stockholders’ equity	$1,047,766		1.70%	$984,600		2.36%	$897,692		3.61%

Excess of interest earning assets over interest bearing liabilities	$145,161			$119,453			$110,563

Net interest income		$37,562			$35,804			$32,635

Interest rate spread			3.58%			3.58%			3.34%
Effect of non-interest bearing funds			0.33%			0.40%			0.61%

Net interest margin			3.91%			3.98%			3.95%

(1)	Interest income on loans includes fees of $2,143,000 in 2003, $1,619,000 in 2002 and $1,598,000 in 2001. Average loan balances exclude non-accrual loans.

(2)	Consumer loans outstanding net of unearned income.

PennRock Financial Services Corp.

Table 2 presents the adjustment required to convert net interest income to net interest income on a fully taxable equivalent basis for the years ended December 31, 2003, 2002 and 2001.

Table 2 - Net Interest Income

In thousands

	2003	2002	2001

Total interest income	$53,394	$57,142	$62,274
Total interest expense	17,825	23,283	32,366

Net interest income	35,569	33,859	29,908
Tax equivalent adjustment	1,993	1,945	2,727

Net interest income (fully taxable equivalent)	$37,562	$35,804	$32,635

The amount of non-taxable interest earned determines the size of tax equivalent adjustment necessary to convert net interest income into fully taxable equivalent net interest income. The sources of non-taxable interest income for PennRock are from interest earned on municipal bonds, dividends from Fannie Mae and Federal Home Loan Mortgage Corporation (“FHLMC”) preferred stock and, to a smaller degree, from loans which qualify for tax-exempt status. The dividends earned on Fannie Mae and FHLMC preferred stock are 70% tax-free. The large decline in the tax equivalent adjustment in 2002 reflects a drop in municipal bonds held in the Bank’s available for sale portfolio. In 2001, the average balance of municipal bonds owned by the Bank was $71.7 million while the average balance was $35.0 million in 2002.

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

Table 3 - Volume and Rate Analysis of Changes in Interest Income
(Taxable equivalent basis)

In thousands

	Year Ended December 31,

	2003 over 2002			2002 over 2001

	Change due to			Change due to
			Total			Total
	Volume	Rate	Change	Volume	Rate	Change

Interest earned on:
Short-term investments	($26)	($41)	($67)	($150)	($124)	($274)
Mortgages held for sale	462	(194)	268	34	2	36
Securities	(758)	(3,136)	(3,894)	1,285	(5,893)	(4,608)
Loans	5,447	(5,454)	(7)	4,757	(5,825)	(1,068)

Total interest income	5,125	(8,825)	(3,700)	5,926	(11,840)	(5,914)

Interest paid on:
Interest bearing demand deposits	19	(1,420)	(1,401)	1,914	(2,835)	(921)
Savings deposits	186	(463)	(277)	277	(350)	(73)
Time deposits	(146)	(2,415)	(2,561)	(2,044)	(5,817)	(7,861)
Short-term borrowings	541	(304)	237	535	(1,043)	(508)
Long-term debt	(667)	(789)	(1,456)	575	(295)	280

Total interest expense	(67)	(5,391)	(5,458)	1,257	(10,340)	(9,083)

Net interest income	$5,192	($3,434)	$1,758	$4,669	($1,500)	$3,169

2003 over 2002:

The average balance of interest-earning assets grew $61.3 million in 2003 over 2002 while the average yield declined 80 percentage points. The volume increase generated $5.1 million of additional interest income which was more than offset by the rate decline which reduced interest income by $8.8 million. Total interest income declined by $3.7 million.

PennRock Financial Services Corp.

The average balance of interest bearing liabilities increased $35.6 million in 2003 over 2002 while the average cost of funds declined by 80 percentage points. The change in interest expense relative to the increase in interest bearing liabilities actually declined by $67,000 due to the change in the various components of the liabilities. Average balance increases of $51.2 million were realized in demand and savings deposits and in short-term borrowings with a combined weighted-average interest rate of 1.03% which caused interest expense to increase $746,000. Declines were realized in time deposits and long-term debt of $25.7 million with a combined weighted-average interest rate of 3.25% which caused interest expense to decrease $813,000. So even though the average balance of interest bearing liabilities increased in 2003, because the declining instruments had a substantially higher weighted average rate, interest expense relative to volume increases decreased. The 80 percentage point decline in weighted average rates caused interest expense to decrease by $5.4 million.

Since overall interest expense declined by more than interest income, net interest income increased by $1.8 million in 2003.

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

Table 4 - Interest Rate Spread and Net Interest Margin on Earning Assets
(Taxable equivalent basis)

In thousands

	2003		2002		2001

	Average		Average		Average
	Balances	Rate	Balances	Rate	Balances	Rate

Earning assets	$959,954	5.77%	$898,669	6.57%	$827,178	7.86%

Interest bearing liabilities	$814,793	2.19%	$779,216	2.99%	$716,615	4.52%

Interest rate spread		3.58%		3.58%		3.34%
Interest free sources used to fund earning assets	145,161	0.33%	119,453	0.40%	110,563	0.61%

Total sources of funds	$959,954		$898,669		$827,178

Net interest margin		3.91%		3.98%		3.95%

The interest rate spread was unchanged at 3.58% in 2003 while the net interest margin decreased 7 percentage points. The yield on earning assets declined 80 percentage points. The yield on securities available for sale declined 103 percentage points while loan yields declined 84 percentage points. The rate paid on interest bearing deposits declined 74 percentage points not only due to lower deposit rates but also because of a shift of balances from higher cost time deposits to lower cost interest bearing demand and savings deposits. The average cost of borrowed funds declined 117 percentage points in 2003. The average rate paid on total interest bearing liabilities declined 80 percentage points.

PennRock Financial Services Corp.

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

Although PennRock has realized net interest income increases over the past three years, this has been the result of interest expense declining more than interest income. Funding costs have, however, dropped as low as they are likely to go unless the Federal Reserve lowers interest rates even further. Fortunately, yields on earning assets are also stabilizing. The volume of loan refinancing has declined substantially from levels experienced in 2003 while yields on securities are expected to improve due to slower prepayment speeds on mortgage-backed securities.

Provision for Loan Losses

The amount of provision for loan losses that was charged against earnings was $1.9 million in 2003 compared with $1.8 million in 2002 and $1.5 million in 2001. We review the adequacy of the allowance in light of past loan loss experience, current economic conditions, size and characteristics of the loan portfolio, volume of non-performing and delinquent loans and other relevant information. Net charge-offs were $349,000 in 2003, $1.9 million in 2002 and $259,000 in 2001.

Non-Interest Income

PennRock generates non-interest income in connection with fees charged on deposits and other products, asset management and trust services, retirement plan administration fees, sales of securities through the implementation of management’s asset/liability policy, increases in the cash surrender value of bank-owned life insurance, sale and servicing of mortgage loans, and merchant, ATM and debit card fees.

Table 5 — Non-Interest Income

Table 5 indicates changes in the major categories of non-interest income for the three years ended December 31, 2003, 2002 and 2001.

In thousands

	2003/2002				2002/2001

		Increase			Increase
		(Decrease)			(Decrease)

	2003	Amount	%	2002	Amount	%	2001

Service charges on deposit accounts	$3,320	$469	16.5%	$2,851	$307	12.1%	$2,544
Other service charges and fees	354	46	14.9%	308	22	7.7%	286
Fiduciary activities	1,538	16	1.1%	1,522	30	2.0%	1,492
Investment management and benefit plan administration	3,466	894	34.8%	2,572	582	29.2%	1,990
Net realized gains on sales of available for sale securities	349	(20)	(5.4%)	369	(1,168)	(76.0%)	1,537
Mortgage banking	1,219	706	137.6%	513	13	2.6%	500
Increase in cash surrender value of bank owned life insurance	1,170	(73)	(5.9%)	1,243	228	22.5%	1,015
Other	2,334	568	32.2%	1,766	100	6.0%	1,666

Total	$13,750	$2,606	23.4%	$11,144	$114	1.0%	$11,030

Total non-interest income increased $2.6 million or 23.4% in 2003 and by $114,000 or 1.0% in 2002. Excluding net security gains, non-interest income increased $2.6 million or 24.4% in 2003 compared with a $1.3 million or 13.5% increase in 2002. The increases in investment management and benefit plan administration fees reflect the acquisitions of National in 2001 and PCS in 2002. The increase in mortgage banking income is due to a large increase in the volume of residential mortgage refinancing experienced in 2003 as a result of historically low mortgage rates.

PennRock Financial Services Corp.

Net security gains of $349,000 million in 2003 consist of a $371,000 gain on debt securities and a $22,000 loss on equity securities. Net security gains totaled $369,000 in 2002 and $1.5 million in 2001. Securities gains and losses in all three years were attributable to management of PennRock’s equity portfolio and to the sale of other securities for the purpose of adding liquidity, to control interest rate risk and to achieve other objectives resulting from the active management of PennRock’s balance sheet.

In May 1999, the Bank purchased $15 million of Bank Owned Life Insurance (“BOLI”). In August 2001, the Bank purchased an additional $8 million of BOLI. The Bank’s total investment in BOLI as of December 31, 2003 was $27.6 million and $26.5 million as of December 31, 2002. The income from BOLI represents the increase in the cash surrender value of life insurance contracts and is intended to partially offset the costs of the Bank’s employee benefit plans including group life, disability and health insurance. Income from BOLI totaled $1.2 million in 2003 and 2002 and $1.0 million in 2001.

Non-Interest Expense

Table 6 provides a comparison for each category of non-interest expense for the years ending December 31, 2003, 2002 and 2001.

Table 6 - Non-Interest Expense

In thousands

	2003/2002				2002/2001

		Increase			Increase
		(Decrease)			(Decrease)

	2003	Amount	%	2002	Amount	%	2001

Salaries and employee benefits	$18,096	$1,949	12.1%	$16,147	$929	6.1%	$15,218
Occupancy, net	2,044	240	13.3%	1,804	234	14.9%	1,570
Equipment, depreciation and service	1,333	(56)	(4.0%)	1,389	30	2.2%	1,359
Advertising and marketing	982	(16)	(1.6%)	998	43	4.5%	955
Computer program amortization and maintenance	930	(134)	(12.6%)	1,064	(12)	(1.1%)	1,076
Other	6,293	248	4.1%	6,045	941	18.4%	5,104

Total	$29,678	$2,231	8.1%	$27,447	$2,165	8.6%	$25,282

Total non-interest expense for 2003 increased $2.2 million or 8.1%. Salaries and employee benefits increased $1.9 million or 12.1% in 2003. The number of full-time equivalent employees increased by 14, from 335 in 2002 to 349 by year-end 2003. The increase in salaries and benefits is also due in part to larger than normal incentive bonuses paid to lenders and others on the sales team who generated a net increase in loans of $109.0 million or 18.1%. All other non-interest expenses increased a net $282,000 or 2.50% in 2003. Included in this category are legal, consulting and other professional fees, supplies, liability insurance, fees for outsourced services and shares tax expense.

Total non-interest expense for 2002 increased $2.2 million or 8.6%. Salaries and employee benefits increased $929,000 or 6.1% in 2002. The number of full-time equivalent employees increased by 14, from 321 in 2001 to 335 by year-end 2002. Of this increase, 12 full-time equivalent employees came with the acquisition of PCS on October 31, 2002. Other non-interest expenses increased $941,000 or 18.4% in 2002.

The ratio of average assets (in millions) per employee was $2.80 in 2001, $2.94 in 2002 and $3.00 in 2003. The average salary and benefit expense per employee was $47,000 in 2001, $48,000 in 2002 and $52,000 in 2003. The efficiency ratio was 59.28% in 2001, 56.91% in 2002 and 56.51% in 2003.

PennRock Financial Services Corp.

Provision for Income Taxes

Income tax expense totaled $3.7 million in 2003, $2.6 million in 2002 and $2.0 million in 2001. The statutory federal tax rate was 35% in 2003 and 2002 and 34% in 2001. PennRock’s effective tax rate was 21.0% in 2003 compared to 16.3% in 2002 and 14.5% in 2001. The primary reason for changes in the effective tax rate is due to the change in the amount of tax-exempt income earned during the year and to the amount of tax credits available from low-income housing and rehabilitation projects in which the Bank becomes involved from time-to-time. For a more comprehensive analysis of income tax expense, refer to Note 12: Income Taxes in the Notes to Consolidated Financial Statements.

PennRock accounts for income taxes under the liability method as specified by Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes.” Under the liability method, a deferred tax asset or liability is determined based on the enacted tax rates which will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in PennRock’s income tax returns. The deferred tax provision for the year is equal to the net change in the deferred tax asset and liability accounts from the beginning to the end of the year. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The principal types of accounts that result in differences between assets and liabilities for financial statement and tax return purposes are the allowance for loan losses, accumulated depreciation of fixed assets and discounts on investment securities.

Financial Condition

Sources and Uses of Funds

Table 7 examines PennRock’s financial condition in terms of its sources and uses of funds. Average funding uses increased $61.3 million or 6.8% in 2003 compared with an increase of $71.5 million or 8.6% in 2002.

Table 7 - Sources and Uses of Funds

In thousands

	2003			2002			2001

		Increase (Decrease)			Increase (Decrease)
	Average			Average			Average
	Balance	Amount	%	Balance	Amount	%	Balance

Funding uses:
Short-term investments	$3,982	($1,393)	(25.9%)	$5,375	($3,603)	(40.1%)	$8,978
Mortgages held for sale	7,783	5,063	186.1%	2,720	373	15.9%	2,347
Securities available for sale	302,624	(15,161)	(4.8%)	317,785	18,757	6.3%	299,028
Loans	645,565	72,776	12.7%	572,789	55,964	10.8%	516,825

Total uses	$959,954	$61,285	6.8%	$898,669	$71,491	8.6%	$827,178

Funding sources:
Interest-bearing demand deposits	$212,980	$1,111	0.5%	$211,869	$62,428	41.8%	$149,441
Savings deposits	86,130	13,588	18.7%	72,542	14,994	26.1%	57,548
Time deposits	313,027	(4,405)	(1.4%)	317,432	(39,758)	(11.1%)	357,190
Short-term borrowings	90,245	36,535	68.0%	53,710	15,616	41.0%	38,094
Long-term debt	112,411	(11,252)	(9.1%)	123,663	9,321	8.2%	114,342
Non-interest bearing funds, net	145,161	25,708	21.5%	119,453	8,890	8.0%	110,563

Total sources	$959,954	$61,285	6.8%	$898,669	$71,491	8.6%	$827,178

PennRock Financial Services Corp.

Securities Available for Sale

Table 8 indicates the composition and maturity of the securities available for sale (“AFS”) portfolio as of December 31, 2003. Included in the portfolio are callable agencies, state and municipal securities, mortgage-backed securities (including adjustable rate mortgage-backed securities) and CMOs that may be called, prepaid or reprice before final maturity. For mortgage-backed securities, maturity is based on average lives rather than contractual maturity. The weighted average duration of the portfolio increased from 2.1 years at the end of 2002 to 2.8 years at the end of 2003. Duration is the weighted-average present value of future cash flows from a financial instrument. Investment managers use it as an indication of the potential price volatility of a financial instrument for various changes in market interest rates. The higher the duration, the more the market value of a portfolio would be expected to fluctuate as interest rates change. The increase in the duration of the portfolio is, in part, attributable to an expected decline in the rate of prepayment of mortgage-backed securities and CMOs in the portfolio. As prepayment speeds decrease, the average life of mortgage related securities increases.

Table 8 - Analysis of Securities Available for Sale

In thousands

								Taxable
	Within	1-5	6-10	Over 10				Equivalent
	One Year	Years	Years	Years	Equities		Total	Yield

U.S. Treasury and agency	$2,000	$1,998	$3,914	$2,997	$		$10,909	4.83%
States and political subdivisions				13,289			13,289	7.29%
Mortgage backed securities	24,168	28,111					52,279	4.43%
Collateralized mortgage obligations	15,099	25,073	5,137				45,309	4.11%
Corporate obligations				80,638			80,638	2.60%
Equity securities						108,268	108,268	5.75%

Total (amortized cost)	$41,267	$55,182	$9,051	$96,924		$108,268	$310,692	4.51%

Total fair value	$42,113	$56,312	$8,957	$93,213		$109,594	$309,189
Taxable equivalent yield	4.33%	4.25%	4.67%	3.26%		5.75%	4.51%
Percent of portfolio	13.28%	17.76%	2.91%	31.20%		34.85%
Average maturity of debt securities	8.88 years

Measured on an amortized cost basis, securities increased $761,000 or 0.2% in 2003 and decreased $1.2 million or 0.4% during 2002. As of December 31, 2003, securities available for sale at fair value totaled $309.2 million compared with $304.8 million at the end of 2002. During 2003, PennRock sold $93.4 million and purchased $206.4 million in available for sale securities. During 2002, PennRock sold $119.8 million in securities and purchased $231.1 million. In addition, principal payments of $109.7 million in 2003 and $112.0 million in 2002 were received from securities that matured or were called and from principal repayments of mortgage-backed securities.

As of December 31, 2003, the AFS portfolio had a net unrealized loss of $1.5 million consisting of gross unrealized gains of $4.0 million and gross unrealized losses of $5.5 million. Substantially all of the gross losses were attributable to floating-rate corporate notes held in the Bank’s AFS portfolio. The valuation of the corporate notes has been depressed by the decline in market rates over the past two years but by year-end 2003 had recovered half their depreciation from year-end 2002 and have since further recovered an additional $2.0 million since year-end 2003. As of December 31, 2002, the AFS portfolio had a net unrealized loss of $5.1 million consisting of gross unrealized gains of $4.4 million and gross unrealized losses of $9.5 million. All declines in market value have been determined to be temporary in nature.

Measured at fair value, as of December 31, 2003, PennRock had $98.5 million invested in mortgage-backed securities and CMOs compared with $141.7 million as of December 31, 2002. A mortgage-backed security depends on an underlying pool of mortgage loans to provide a cash flow pass-through of principal and interest. A CMO is a mortgage-backed security that is comprised of classes of bonds created by prioritizing the cash flows from the underlying mortgage pool in order to meet different objectives of investors. PennRock had $53.0 million in mortgage-backed securities and $45.5 million in CMO securities at the end of 2003 all of which were fixed rate. None of the CMOs in the portfolio was considered “high risk” as defined by banking regulations.

PennRock Financial Services Corp.

The proportion of assets invested in securities on PennRock’s balance sheet has declined significantly over the past several years. In 1999, securities comprised 37% of PennRock’s assets. By the end of 2003, that percentage had dropped to 28%. Securities at fair-value totaled $309.5 million as of December 31, 1999 and totaled $309.2 million at the end of 2003. Had management elected to maintain the same proportion of securities relative to total assets from year-end 1999, the securities portfolio would be approximately $100 million larger by the end of 2003 than it currently is. Instead, we have elected to maintain the same level of securities measured in terms of total value from year-to-year to provide an adequate source of secondary liquidity and cash-flow and for pledging purposes, and to concentrate our efforts in growing the loan portfolio in proportion to total assets. See the discussion of the loan portfolio below.

During 2003 and 2002, there were no investments in securities of any single, non-federal issues in excess of 10% of stockholders’ equity.

Loans

Table 9 presents loans outstanding, by type of loan, for the five years ended December 31, 2003.

Table 9 – Loans Outstanding, Net of Unearned Income

In thousands

	December 31,

	2003	2002	2001	2000	1999

Commercial, financial and agricultural:
Commercial, secured by real estate	$371,105	$327,592	$276,667	$223,722	$200,633
Agricultural	7,387	6,838	6,368	6,589	7,408
Other	91,934	83,801	77,849	80,497	62,964
Real estate – construction	45,319	32,140	46,558	22,745	26,669
Real estate – mortgage	187,033	141,983	137,929	151,709	146,500
Consumer loans	9,124	10,486	12,998	15,878	17,005

Total loans	$711,902	$602,840	$558,369	$501,140	$461,179

As indicated in the discussion on securities above, management has made a concerted effort through its sales staff, especially its commercial banking officers, to increase the proportion of assets invested in loans outstanding while maintaining asset quality and our internal underwriting standards. Loans as a percent of total assets increased from 54.7% at the end of 1999 to 64.2% by the end of 2003. This decision was made for several reasons. First, in pure economic terms, loan yields have exceeded security yields by 259 percentage points on average over the past two years. Second, although loans carry more credit risk and higher operational costs than securities, investments provide no opportunity to develop any additional relationships or to “cross-sell” any additional products or services to our customers. The third reason is to better fulfill our commitment to serve the credit needs of customers in our market area.

Loans increased in 2003 by $109.1 million or 18.1%, compared with a $44.5 million or 8.0% increase during 2002. The fastest growing category in the loan portfolio for the past several years has been commercial real estate loans which have nearly doubled in the past five years. In 2003, commercial real estate loans grew $43.5 million or 13.3% and in 2002 they grew $50.9 million or 18.4%. Consumer loans, on the other hand, have declined in each of the past five years as consumers have shown a preference for home equity loans over traditional installment loans. Home equity loans are included under the category real estate – mortgage loans. PennRock originated $145.9 million and sold $151.3 million in conforming residential mortgage loans in 2003 and originated $71.0 million and sold $66.4 million in 2002. We retained the servicing on all loans sold. The Bank’s mortgage servicing portfolio grew from $201.7 million at the end of 2002 to $222.9 million at the end of 2003.

As of December 31, 2002, PennRock did not have any loan concentrations exceeding 10% of total loans to any particular economic group or industry. The loan portfolio is well diversified as to industry and companies within each industry which helps minimize risk. Loan quality is maintained through diversification of risk, strict credit control practices and continued monitoring of the loan portfolio. As of December 31, 2003, PennRock did not have any loans outstanding to any foreign entity or government.

PennRock Financial Services Corp.

Table 10 – Loan Maturities and Interest Sensitivity (1)

In thousands

	December 31, 2003

	One year	One through	Over
	or less	Five years	Five years	Total

Commercial, financial and agricultural	$20,616	$90,128	$359,682	$470,426
Real estate – construction	45,319			45,319

Total	$65,935	$90,128	$359,682	$515,745

Loans with predetermined interest rate	$12,497	$43,396	$27,435	$86,328
Loans with variable interest rate	53,438	43,732	332,247	429,417

Total	$65,935	$90,128	$359,682	$515,745

(1)	Excludes residential mortgages and consumer loans.

Non-Performing Assets

Table 11 shows PennRock’s non-performing loans for the five years ended December 31, 2003.

Table 11 – Non-performing Assets

In thousands

	December 31,

	2003	2002	2001	2000	1999

Non-accrual loans	$951	$1,203	$692	$3,675	$1,114
Loans accruing but 90 days past due as to principal or interest	617	1,276	476	569	853

Total non-performing loans	1,568	2,479	1,168	4,244	1,967
Other real estate owned	66	188	208	188	162

Total non-performing assets	$1,634	$2,667	$1,376	$4,432	$2,129

Ratios:
Non-performing loans to total loans	0.22%	0.41%	0.21%	0.85%	0.43%
Non-performing assets to total loans and other real estate owned	0.23%	0.44%	0.25%	0.88%	0.46%
Allowance for loan losses to non-performing loans	551.21%	285.40%	621.75%	140.74%	280.33%

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

Non-performing loans increased by $1.3 million or 112.2% from 2001 to 2002 and decreased by $911,000 or 36.7% in 2003. The proportion of non-performing loans relative to total loans decreased from 0.41% to 0.22% during 2003. The coverage ratio of the allowance for loan losses to non-performing loans increased from 285.40% at the end of 2002 to 551.21% at the end of 2003.

As of December 31, 2003, real estate acquired in foreclosure known as “other real estate owned” (“OREO”) totaled $66,000 and was included in other assets on the Consolidated Balance Sheets. As of December 31, 2002, OREO totaled $188,000. During 2003, sales of OREO property totaled $148,000 and $479,000 in 2002. Valuation reserves are established for OREO properties whenever estimated current realizable values fall below the original fair value recorded.

PennRock Financial Services Corp.

Allowance for Loan Losses

The allowance for loan losses (Table 12) is established and maintained at a level that we believe is adequate to absorb estimated losses in the Bank’s loan portfolio based upon a periodic evaluation of current information of the risks inherent in the portfolio and is monitored with continuous internal as well as semiannual independent loan reviews. There are many elements that we evaluate to determine the adequacy of the allowance for loan losses.

The Bank has an internal rating system that assigns grades for all loans except residential mortgage loans, consumer loans and commercial and commercial real estate loans under $100,000. Loans are initially assigned to one of seven risk grades. The loan officer assigns the loan rating at the time the loan is made. These ratings may be changed over time to reflect changes in the financial condition of the borrowing entity. If warranted, the risk rating may be lowered to “eight” (substandard), “nine” (doubtful) or “ten” (loss). Loans rated “ten” are charged-off. All loans rated seven through nine, which are considered “watch loans,” are assigned either a specific allowance allocation or a general allowance allocation percentage. The specific allowance allocation is based on an analysis of each loan for which a specific allowance allocation is assigned. General allowance allocation percentages assigned to watch loans are based upon a three-year average historical loss experience for that particular risk rating. General allowance allocation percentages are also assigned to commercial and commercial mortgage loans not on the watch loan list, for consumer loans, residential mortgage loans, letters-of-credit and loan commitments. The general allowance allocation percentage assigned to categories of non-watch loans are based on the three-year average historical loss experience for each category of loan, letter of credit or commitment. The sum of all allowance amounts determined by this methodology is utilized as the primary indicator of the appropriate level of the allowance for loan losses.

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

In addition to the internal grading system analysis, we compare the Bank’s allowance for loan losses (as a percentage of total loans) to the peer group average percentage as shown in the most recently available Uniform Bank Performance Report (“UBPR”).

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

iii.	for commercial and commercial real estate loans, the operating results of the commercial, industrial or professional enterprise, the specific risks and volatility of income and operating results typical for similar businesses and the value, nature and marketability of collateral; and

iv.	for non-real estate agricultural loans, the operating results, experience and ability of the borrower, historical and expected market conditions and the value, nature and marketability of the collateral.

In addition, for each category, we consider secondary sources of income and the financial strength of the borrower and any guarantors.

PennRock Financial Services Corp.

The Board of Directors reviews the allowance on a quarterly basis to determine whether the amount of monthly provision is adequate or whether additional provisions should be made to the allowance. The internally classified watch list, along with the list of non-accrual and non-performing loans, helps the Board and management assess the overall quality of the loan portfolio and the adequacy of the allowance. Loans classified as an “eight” (substandard) are loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition which may jeopardize recoverability of the loan. Loans classified as a “nine” (doubtful) are those loans that have characteristics similar to substandard loans, but also have an increased risk that a loss may occur or at least a portion of the loan may require a charge-off if liquidated. Both “eight” and “nine” rated loans categories may include loans that are past due at least 90 days, are on non-accrual status or have been restructured. As of December 31, 2003, there were no loans rated “nine” or “ten.” The total allowance amount is available to absorb losses across the Bank’s entire portfolio.

The following table shows the changes in the allowance for loan losses for the five years ended December 31, 2003.

Table 12 - Allowance for Loan Losses

In thousands

	Year Ended December 31,

	2003	2002	2001	2000	1999

Balance, beginning of year	$7,075	$7,262	$5,973	$5,514	$4,897
Provision charged to expense	1,917	1,750	1,548	3,076	1,026
Loans charged off:
Commercial, financial and agricultural	545	2,104	393	1,258	216
Consumer	172	93	195	1,582	277

Total loans charged off	717	2,197	588	2,840	493

Recoveries:
Commercial, financial and agricultural	330	215	290	106	21
Consumer	38	45	39	117	63

Total recoveries	368	260	329	223	84

Net charge-offs	349	1,937	259	2,617	409

Balance, end of year	$8,643	$7,075	$7,262	$5,973	$5,514

Total loans
Average	$646,391	$576,305	$518,202	$485,999	$430,015
Year-end	711,902	602,840	558,369	501,140	461,179
Ratios:
Net charge-offs to:
Average loans	0.05%	0.34%	0.05%	0.54%	0.10%
Total loans	0.05%	0.32%	0.05%	0.52%	0.09%
Allowance for loan losses	4.04%	27.38%	3.57%	43.81%	7.42%
Provision for loan losses	18.21%	110.69%	16.73%	85.08%	39.86%
Allowance for loan losses to:
Average loans	1.34%	1.23%	1.40%	1.23%	1.28%
Loans as of year-end	1.21%	1.17%	1.30%	1.19%	1.20%

The allowance for loan losses totaled $8.6 million as of December 31, 2003, an increase of 22.2% from 2002. However, the allowance for loan losses as a percentage of year-end loans held relatively steady increasing from 1.17% at the end of December 31, 2002 to 1.21% as of December 31, 2003. The provision for loan losses exceeded net-charge-offs by $1.6 million in 2003 while net charge-offs exceed the provision by $187,000 in 2002.

Total loans charged-off decreased from $2.2 million in 2002 to $717,000 in 2003. Loans charged-off in 2001 totaled $588,000. Recoveries of loans previously charged-off decreased from $329,000 in 2001 to $260,000 in 2002 and increased to $368,000 in 2003. The ratio of net charge-offs to average loans was 0.05% in 2003, 0.34% in 2002 and 0.05% in 2001.

PennRock Financial Services Corp.

Based on our analysis of the loan portfolio as well as other factors and conditions, we believe the current allowance is adequate. However, changing economic and other conditions may require future adjustments to the allowance for loan losses.

Table 13 presents the allocation of the allowance for loan losses by major loan category for the five years ended December 31, 2003. The specific allocations in any particular category may prove to be excessive or inadequate to absorb actual future charge-offs so balances may be reallocated in the future to reflect changing conditions. Accordingly, the entire allowance is considered available to absorb losses in any category.

Table 13 - Allocation of Allowance for Loan Losses

In thousands

	December 31,

	2003		2002		2001		2000		1999

		% of		% of		% of		% of		% of
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Commercial, financial and agricultural	$7,647	66.1%	$5,693	69.4%	$6,216	64.6%	$4,232	61.7%	$4,181	58.7%
Real estate – construction	38	6.4%	578	5.3%		8.4%		4.6%		5.8%
Real estate – mortgage	201	26.3%	111	23.6%	71	24.7%	185	30.5%	225	31.8%
Consumer	757	1.2%	693	1.7%	975	2.3%	484	3.2%	440	3.7%
Unallocated							1,072		668

Total	$8,643	100.0%	$7,075	100.0%	$7,262	100.0%	$5,973	100.0%	$5,514	100.0%

The identification of impaired loans is conducted in conjunction with the review of the adequacy of the allowance for loan losses. Loss allowances are established for specifically identified impaired loans based on the fair value of the underlying collateral in accordance with SFAS No. 114.

Impairment losses are included in the allowance for loan losses through a change to the provision for loan losses. Adjustments to impairment losses resulting from changes in the fair value of an impaired loan’s collateral are included in the provision for loan losses. Upon disposition of an impaired loan, any related valuation allowance is removed from the allowance for loan losses.

The following table presents the status of impaired loans.

Table 14 - Impaired Loans

In thousands

	2003	2002

Impaired loans with a reserve	$187	$1,100
Impaired loans with no reserve	771	112

Total impaired loans	$958	$1,212

Reserve for impaired loans(1)	$88	$343
Average balance of impaired loans during the year	$959	$959

(1)The reserve for impaired loans is part of the overall allowance for loan losses.

Liquidity

The purpose of liquidity management is to ensure that there are sufficient cash flows available to meet a variety of needs while minimizing the cost of funds and maximizing yields on liquid assets. These needs include financial commitments such as satisfying the credit needs of our borrowers and withdrawals by our depositors, the ability to capitalize on investment and business opportunities as they occur, and the funding of PennRock’s own operations. Liquidity is measured by PennRock’s ability to convert assets to cash at a reasonable cost or a minimum loss. We achieve these objectives through the implementation of our asset/liability policy. Maturities and sales of investment

PennRock Financial Services Corp.

securities (Table 8), loan payments and maturities (Table 10), and liquidating money market investments such as federal funds sold all provide liquidity. In addition, PennRock is a member of the Federal Home Loan Bank of Pittsburgh (the “FHLB”) which provides a reliable source of long and short-term funds. As of December 31, 2003, PennRock had unused lines of credit with the FHLB of $104.2 million, unused federal funds line of credit of $15 million and unpledged securities available for sale of $231.3 million. However, PennRock’s primary source of liquidity lies in our ability to renew, replace and expand its base of core deposits (consisting of demand, NOW, money market and cash management accounts, savings accounts and time deposits less than $100,000.)

Total deposits increased $40.8 million or 5.5% in 2003 compared with an increase of $79.6 million or 12.0% in 2002. Core deposits increased $35.3 million in 2003 compared with an increase of $73.4 million in 2002. Deposits grew in every category in 2003 except money market deposit accounts which declined by $8.8 million. Non-interest bearing demand deposits increased the most during in 2003 increasing $19.2 million while total time deposits grew $17.9 million. The average rate paid on interest bearing deposits in 2003 declined 74 percentage points from 2.52% in 2002 to 1.78%. The average rate paid in 2002 declined 174 percentage points from 2001. Table 14 reflects the changes in the major classifications of deposits by comparing the year-end balances for the five years ended December 31, 2003. Table 15 reflects the maturity of time deposits of $100,000 or more for the five years ended December 31, 2003.

Table 15 - Deposits by Major Classification

In thousands

	December 31,

	2003	2002	2001	2000	1999

Non-interest bearing deposits	$140,753	$121,598	$108,529	$94,001	$87,524
NOW accounts	48,408	44,429	40,936	37,390	38,418
Money market deposit accounts	168,130	176,967	160,590	98,130	117,603
Savings accounts	88,438	79,884	63,966	55,526	57,545
Time deposits under $100,000	290,773	278,323	253,757	340,868	283,309

Total core accounts	736,502	701,201	627,778	625,915	584,399
Time deposits of $100,000 or more	47,540	42,061	35,916	57,079	47,016

Total deposits	$784,042	$743,262	$663,694	$682,994	$631,415

Table 16 - Maturity of Time Deposits of $100,000 or More

In thousands

	December 31,

	2003	2002	2001	2000	1999

Three months or less	$5,490	$8,996	$10,182	$28,208	$19,228
Over three months through six months	35,319	11,780	5,660	11,416	9,786
Over six months through twelve months	6,063	11,884	14,677	13,809	9,374
Over twelve months	668	9,401	5,397	3,646	8,628

Total	$47,540	$42,061	$35,916	$57,079	$47,016

Deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Loan repayments are a relatively stable source of funds, but such loans generally are not readily convertible to cash and are subject to risks associated with borrower’s ability to pay that may be impacted by national and local economic conditions. Accordingly, PennRock may be required from time to time to rely on secondary sources of liquidity to meet loan and withdrawal demands or otherwise fund operations. Such sources include FHLB advances, federal funds lines of credit from correspondent banks and Federal Reserve Bank borrowings.

PennRock Financial Services Corp.

The Bank may borrow funds from the FHLB of Pittsburgh and from other sources. The FHLB system acts as an additional source of funding for financial institutions. In addition, the Bank uses federal funds lines and securities sold under agreements to repurchase as funding sources. In order to utilize the services of the FHLB, the Bank is required to own stock in the FHLB. The amount of stock held by the Bank varies with the total amount of advances the Bank has outstanding at any point in time. As of December 31, 2003, the Bank held $10.0 million in stock of the FHLB. The FHLB uses various factors to determine the amount of credit to extend to a financial institution. These factors include:

i.	total regulatory capital;

ii.	net income;

iii.	the quality and composition of assets;

iv.	lending policies and practices;

v.	the level of current borrowings from all sources; and

vi.	the amount of qualifying collateral.

Securities sold under agreements to repurchase (“repurchase agreements”) are another source of borrowed funds. Under this type of borrowing, securities are pledged against borrowed funds and are released when the funds are repaid. The Bank uses this type of short-term borrowing alternative on an overnight basis. The repurchase agreements with customers are part of a cash management account arrangement the Bank maintains with certain of its larger corporate customers.

Short-term borrowings increased $72.6 million, from $40.4 million as of December 31, 2002 to $113.0 million as of December 31, 2003. Of the repurchase agreements outstanding at year-end 2003, $14.2 million were with bank customers while $97.0 million were outstanding at the FHLB. The level of short-term borrowings depends on loan growth, deposit growth, current market rates and other factors. The large increase in short-term borrowings in 2003 was required to fund the increase in the loan portfolio since there was insufficient growth in deposits to do so. As previously indicated, loans grew $109.1 million in 2003 while deposits grew $40.8 million. We chose to fund the excess loan growth with short-term borrowing since they represented the least expensive source of funds readily available. The average cost of short-term borrowings decreased from 3.42% in 2001 to 1.48% in 2002 and to 1.14% in 2003. The average balance of short-term borrowings outstanding during the year was $38.1 million in 2001, $53.7 million in 2002 and $90.2 million on 2003. Table 16 shows PennRock’s short-term borrowings for the five years ended December 31, 2003.

Table 17 - Short-Term Borrowings

In thousands

	December 31,

	2003	2002	2001	2000	1999

Securities sold under agreements to repurchase:
FHLB	$97,000	$12,000	$45,000	$30,000	$40,000
Customers	14,181	23,363	26,752	21,567	8,107
Federal funds purchased			4,330		3,600
Advances from FHLB
U.S. Treasury tax and loan note	1,781	5,000	672	2,608	1,500

Total short-term borrowings	$112,962	$40,363	$76,754	$54,175	$53,207

Long-Term Debt

In addition to short-term borrowings from the FHLB, the Bank has $102.0 million of long-term fixed rate advances from the FHLB of which $62.0 million are convertible advances that permit the FHLB to convert the advance from a fixed-rate to a variable-rate at its discretion on a specified call date following an initial “lock-out” period ranging from one year to five years. $17 million of these convertible advances further restrict the FHLB’s ability to call the advance unless the 3-month LIBOR rate is at or above a specified rate. If the FHLB exercises its option to convert an advance, the Bank has the option to repay the advance in full. During 2003 and 2002, the FHLB did not exercise its option to convert any advances. However, in 2003, one fixed-rate advance bearing interest at 7.11% matured and was not replaced. Also during the second quarter of 2003, two advances totaling $40 million were paid-off and replaced by new advances at lower interest rates. The prepayment penalty assessed by the FHLB is being amortized over the life of the new advances in accordance with EITF 96-16 (“Debtor’s Accounting for a Modification or Exchange of Debt Instruments”) issued by the FASB in 1996.

PennRock Financial Services Corp.

The maturities of long-term debt at the end of 2003 ranged from 2006 to 2012. The average rate paid on these advances during 2003 was 5.23%. The average rate on these advances at year-end 2003 was 4.74%. As of December 31, 2002, the Bank had $127.0 million of long-term fixed rate advances with maturities ranging from 2003 to 2012. The average rate paid on these advances during 2002 was 5.93%. The average rate on these advances at year-end 2002 was 5.61%. These long-term advances are part of the same line of credit with the FHLB utilized by the Bank’s short-term advances.

Capital Resources

On June 25, 2003, the Board of Directors of PennRock authorized the repurchase of up to 300,000 shares of common stock. Any repurchased shares will be held as treasury shares available for issuance in connection with future stock dividends and stock splits, employee benefit plans, executive compensation plans, the Dividend Reinvestment Plan and other appropriate corporate purposes. PennRock began open market repurchases of its outstanding common stock in 1995. In 2003, PennRock purchased 66,424 shares for $1.7 million and reissued 92,286 shares. In 2002, PennRock purchased 129,680 shares for $3.1 million and reissued 99,713 shares. There were 93,355 shares with a cost of $2.1 million as of December 31, 2003 and 119,217 shares with a cost of $2.9 million as of December 31, 2002 held as treasury stock.

Total stockholders’ equity increased $11.0 million or 12.7% in 2003 compared with an increase of $8.6 million or 10.9% in 2002. In 2003, stockholders’ equity increased by net income of $14.0 million less dividends of $5.7 million. The change in net unrealized gains and losses on AFS securities increased equity by $2.4 million. In 2002, stockholders’ equity increased by net income of $13.2 million less dividends of $5.4 million. The change in net unrealized gains and losses on AFS securities increased equity by $1.8 million. The ratio of average equity to average assets was 8.77% in 2003, compared with 8.47% for 2002 and 8.51% in 2001. Internal capital generation is calculated by multiplying return on average equity by the percentage of earnings retained. Internal capital generation amounted to 8.99% in 2003, 9.44% in 2002 and 9.53% in 2001.

Regulatory risk based capital is segregated into two components, tier 1 capital and tier 2 capital. Tier 1 capital includes stockholders’ equity reduced by certain intangibles and excludes net unrealized holding gains and losses on AFS securities except for net unrealized losses on marketable equity securities are deducted from Tier 1 capital. Tier 2 capital includes the allowance for loan losses (subject to limitations) and qualifying debt obligations. Banking organizations must adjust their assets and off-balance sheet exposures by assigning risk-weighted percentages, ranging for 0% to 100%, depending on regulatory defined credit risks. Off-balance-sheet assets must be converted to credit equivalents before being risk weighted. These risk-weighted on and off-balance sheet balances are then added to determine total risk weighted assets.

As of December 31, 2003, the most recent notification from the Federal Reserve Bank categorized PennRock as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, PennRock must maintain a minimum total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6% and a Tier 1 leverage ratio of 5%. As of December 31, 2003, PennRock’s total risk-based capital ratio was 11.64%, its Tier 1 risk-based capital ratio was 10.54% and its Tier 1 leverage ratio was 8.23%. There are no conditions or events since that notification that management believes have changed this category. The Bank also exceeded all minimum ratios at the end of 2003. Table 17 shows PennRock’s and the Bank’s capital resources for the past three years.

PennRock Financial Services Corp.

Table 18 - Capital Resources

	December 31,

	2003	2002	2001

PennRock Financial Services Corp:
Leverage ratios:
Total capital to total average assets	9.09%	8.64%	9.21%
Tier 1 capital to total average assets	8.23%	7.92%	8.40%
Risk-based ratios:
Common stockholders’ equity to risk weighted assets	11.53%	11.45%	11.10%
Tier 1 capital to risk-weighted assets	10.54%	10.61%	10.68%
Total capital to risk-weighted assets	11.64%	11.57%	11.71%
Blue Ball National Bank:
Leverage ratios:
Total capital to total average assets	8.87%	8.56%	8.85%
Tier 1 capital to total average assets	7.99%	7.79%	7.99%
Risk-based ratios:
Common stockholders’ equity to risk weighted assets	10.07%	10.11%	9.59%
Tier 1 capital to risk-weighted assets	10.25%	10.51%	10.13%
Total capital to risk-weighted assets	11.37%	11.55%	11.22%

Off-Balance Sheet Arrangements

Information regarding off-balance sheet arrangements that are reasonable likely to have an effect on PennRock’s financial condition, liquidity or capital may be found in Note 15: Commitments and Contingent Liabilities and Concentration of Credit Risk in the Notes to Consolidated Financial Statements.

Interest Rate Risk

Information regarding interest rate risk may be found in Item 7A of this Annual Report under the caption “Quantitative and Qualitative Disclosures about Market Risk.”

Recently Issued Accounting Standards

For a discussion of recently issued accounting pronouncements, see Note 1: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PennRock’s financial performance is impacted by, among other factors, interest rate risk and credit risk. We manage credit risk by relying on strict credit standards, loan review and adequate loan loss reserves. Interest rate risk refers to PennRock’s degree of exposure to loss of earnings resulting from changes in market interest rates. As a financial intermediary, PennRock invests in various types of interest-earning assets (primarily loans and securities) that are funded largely by interest-bearing liabilities (primarily deposits and borrowed funds). Such financial instruments have varying levels of sensitivity to changes in market interest rates. The disparity of sensitivity between financial assets and liabilities creates interest rate risk for PennRock. The magnitude of this exposure depends on the severity and timing of the market rate changes and on our ability to adjust the composition of the balance sheet in reaction to those changes. PennRock’s Asset Liability Management Committee (“the ALCO”) addresses this risk. PennRock’s executive management team comprises the ALCO. The ALCO monitors interest rate risk by modeling the estimated net interest income and net income under various interest rate scenarios. The ALCO attempts to manage the various components of PennRock’s balance sheet to minimize the impact of sudden and sustained changes in interest rates on net interest income and net income. However, the ALCO may sometimes structure the balance sheet to take advantage of expected interest rate movements.

PennRock Financial Services Corp.

PennRock’s exposure to interest rate risk is reviewed on a monthly basis by the Board of Directors and the ALCO. Interest rate risk exposure is measured using various types of interest rate sensitivity analyses to determine PennRock’s change in net interest income and net income in the event of hypothetical changes in interest rates. If the potential changes to net interest income and net income resulting from hypothetical interest rate swings are not within the exposure limits established by the Board, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits.

PennRock’s net interest income, the most significant component of its net income, is impacted by changes in market interest rates and yield curves, particularly if there are differences, or gaps, in the repricing frequencies of its interest-earning assets and the interest-bearing liabilities which fund them. The ALCO monitors such interest rate gaps and seeks to manage interest rate risk by adjusting the repricing frequencies of its interest-earning assets and interest-bearing liabilities. If more assets than liabilities mature or reprice within a given time frame, PennRock is considered asset sensitive. If more liabilities mature or reprice during the time frame, PennRock is liability sensitive. An asset sensitive gap will generally benefit PennRock in a period of rising rates while a liability sensitive gap will generally benefit PennRock during declining rates. Gap analysis has certain limitations. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Some types of financial instruments are very sensitive to changes in market rates while others may lag behind such changes. Certain assets such as adjustable-rate loans have limits on the amount of change in interest rates allowed in the short-term (periodic caps) and over the life of the loan (lifetime caps). Further, changes in interest rates may change the characteristics of certain financial instruments and cause them to react differently than expected due to imbedded options. For example, a decrease in market rates could trigger the option that allows mortgage customers to refinance their mortgages while an increase in market rates may induce customers to exercise their option to redeem their certificates of deposit prior to maturity. Although the ALCO tries to consider such customer behavior when calculating changes in net interest income and net income, actual results could deviate significantly from the assumptions used. While ALCO continuously monitors and adjusts the gap position to maximize profitability, the primary objective is to maintain net interest income and net income within self-imposed parameters for a wide range of possible changes in interest rates. The following table presents an interest sensitivity analysis of PennRock’s assets and liabilities as of December 31, 2003. All interest rates are on a tax equivalent basis.

PennRock Financial Services Corp.

Table 19 - Interest Sensitivity Analysis

In thousands

	December 31, 2003

	Interest Sensitivity Period

		More
		Than 3	More than	More than
	Less than	Months to	6 Months	1 Year to	More than
	3 Months	6 Months	To 1 Year	5 Years	5 Years	Total

Earning assets:
Short-term investments	$6,283	$	$	$	$	$6,283
Weighted average interest rate	1.24%					1.24%
Mortgages held for sale	2,004					2,004
Weighted average interest rate	6.63%					6.63%
Securities available for sale	150,732	24,283	41,228	63,622	30,827	310,692
Weighted average interest rate	3.52%	5.37%	4.91%	4.44%	4.54%	4.51%
Loans	336,385	79,996	125,339	137,391	32,791	711,902
Weighted average interest rate	5.07%	6.57%	6.45%	6.25%	5.33%	5.72%

Total interest earning assets	$495,404	$104,279	$166,567	$201,013	$63,618	$1,030,881

Interest bearing liabilities:
Interest bearing demand deposits(1)	$168,736	$605	$1,210	$9,682	$36,305	$216,538
Weighted average interest rate	1.21%	0.25%	0.25%	0.25%	0.25%	1.00%
Savings deposits(2)	1,105	1,105	2,211	17,688	66,329	88,438
Weighted average interest rate	0.75%	0.75%	1.00%	0.75%	0.75%	0.75%
Time deposits	46,485	94,862	149,358	47,600	8	338,313
Weighted average interest rate	1.32%	2.47%	2.77%	2.58%	3.05%	2.46%
Short-term borrowings	112,962					112,962
Weighted average interest rate	1.08%					1.08%
Long-term debt				51,000	51,000	102,000
Weighted average interest rate				5.68%	3.80%	4.74%

Total interest bearing liabilities	$329,288	$96,572	$152,779	$125,970	$153,642	$858,251

Interest sensitivity gap:
Period	$166,116	$7,707	$13,788	$75,043	($90,024)
Cumulative	166,116	173,823	187,611	262,654	172,630
Interest sensitive assets to interest sensitive liabilities ratio:
Period	150.45%	107.98%	109.02%	159.57%	41.41%
Cumulative	150.45%	140.82%	132.42%	137.28%	120.11%

(1) Assumes NOW account balances are withdrawn at 5% per year.

(2) Assumes savings balances are withdrawn at 5% per year.

This analysis indicates that PennRock is asset sensitive up to the five year time frame. This means that PennRock’s balance sheet should be well positioned for rising interest rates. If, however, ALCO is concerned that rates may fall within the next year and that a drop in market rates would reduce net interest income and net income, it can take action to reduce the asset sensitivity of the balance sheet such as by purchasing fixed rate securities and funding such purchases with short-term borrowings. The ALCO believes that the probability for the future change in interest rates is toward higher rates rather than lower rates and is therefore comfortable with the asset sensitivity of the balance sheet. At some point in 2004, the ALCO may take steps to reduce PennRock’s exposure to higher rates even further by reducing the amount of short-term borrowings and other interest sensitive liabilities by attracting fixed rate time deposits, utilizing fixed-rate advances at the FHLB, or other means.

While the preceding table helps provide some information about PennRock’s interest sensitivity within one year, it is not reliable in predicting the trends of future earnings in the longer term. For this reason, we use financial modeling to forecast earnings under different interest rate projections. PennRock’s Board of Directors has adopted an interest rate risk policy which establishes a maximum decrease in the net interest income and net income in the event of a sudden and sustained increase or decrease in market interest rates of 200 percentage points. The

PennRock Financial Services Corp.

following tables present the Bank’s projected change in net interest income and net income for 100 and 200 percentage point rate shocks as of December 31, 2003 and the Board’s established limit. The impact on net interest income and net income relate to the Bank only. The assets and liabilities of the parent company only or for National and PCS are not considered in this analysis and their corresponding earnings at risk do not have a significant effect on this analysis.

Table 20 – Changes in Net Interest Income
In thousands

	Net Interest	Computed	Percent	Board
Change in Interest Rates	Income	Change	Change	Limit

200 percentage point rise	$40,374	$2,676	7.10%	(15.00%)
100 percentage point rise	40,326	2,628	6.97%
Base rate scenario	37,698
100 percentage point decline	35,175	(2,523)	(6.69%)
200 percentage point decline	31,894	(5,804)	(15.40%)	(15.00%)

Table 21 – Changes in Net Income
In thousands

		Computed	Percent	Board
Change in Interest Rates	Net Income	Change	Change	Limit

200 percentage point rise	$16,122	$1,932	13.62%	(20.00%)
100 percentage point rise	16,016	1,826	12.87%
Base rate scenario	14,190
100 percentage point decline	12,425	(1,765)	(12.44%)
200 percentage point decline	10,214	(3,976)	(28.02%)	(20.00%)

The preceding tables indicate that as of December 31, 2003, in the event of a sudden and sustained decrease in prevailing market interest rates, both PennRock’s net interest income and net income would be expected to decrease $5.8 million and $4.0 million respectively. However, if market rates increased by 200 percentage points, net interest income and net income would be expected to increase by $2.7 million and $1.9 million respectively. This simulation analysis agrees with Table 19 gap analysis that indicates that PennRock is asset sensitive. PennRock’s interest income and net income increase if rates rise and decline if rates fall. At December 31, 2003, PennRock’s estimated changes in net interest income and net income given a 200 percentage point increase in interest rates are well within policy limits. However, PennRock’s estimated changes in net interest income and net income given a 200 percentage point decrease in interest rates are outside of policy limits. With ALCO’s expectation that rates are more likely to rise than fall (especially with an apparently improving national economy), the Board of Directors has indicated that they are satisfied with this exception to policy.

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

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders of PennRock Financial Services Corp.

We have audited the accompanying consolidated balance sheets of PennRock Financial Services Corp. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of PennRock’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PennRock Financial Services Corp. and Subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ SIMON LEVER LLP

January 30, 2004
Lancaster, Pennsylvania

PennRock Financial Services Corp.

CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share data

	December 31,

	2003	2002

ASSETS
Cash and due from banks	$17,858	$23,092
Short-term investments	6,283	9,226
Mortgages held for sale	2,004	7,147
Securities available for sale (at fair value)	309,189	304,814
Loans	711,902	602,840
Allowance for loan losses	(8,643)	(7,075)

Net loans	703,259	595,765
Premises and equipment	16,283	16,256
Accrued interest receivable	3,100	3,282
Bank owned life insurance	27,609	26,491
Other assets	23,155	22,516

Total assets	$1,108,740	$1,008,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$140,753	$121,598
Interest bearing	643,289	621,664

Total deposits	784,042	743,262
Short-term borrowings	112,962	40,363
Long-term debt	102,000	127,000
Accrued interest payable	2,353	2,465
Other liabilities	9,376	8,521

Total liabilities	1,010,733	921,611
Stockholders’ Equity:
Common stock, par value $2.50 per share; authorized – 20,000,000 shares; issued – 7,718,543 shares	19,296	17,544
Surplus	53,677	33,745
Accumulated other comprehensive loss, net of tax	(991)	(3,377)
Retained earnings	28,134	41,926
Treasury stock at cost (93,355 and 119,217 shares)	(2,109)	(2,860)

Total stockholders’ equity	98,007	86,978

Total liabilities and stockholders’ equity	$1,108,740	$1,008,589

The accompanying notes are an integral part of these consolidated financial statements.

PennRock Financial Services Corp.

CONSOLIDATED STATEMENTS OF INCOME

In thousands, except share and per share data

	Year Ended December 31,

	2003	2002	2001

Interest income:
Interest and fees on loans	$42,665	$42,733	$43,787
Securities available for sale:
Taxable	9,335	12,159	13,995
Tax-exempt	845	1,902	3,906
Mortgages held for sale	516	248	212
Other	33	100	374

Total interest income	53,394	57,142	62,274

Interest expense:
Deposits	10,918	15,157	24,012
Short-term borrowings	1,033	796	1,304
Long-term debt	5,874	7,330	7,050

Total interest expense	17,825	23,283	32,366

Net interest income	35,569	33,859	29,908
Provision for loan losses	1,917	1,750	1,548

Net interest income after provision for loan losses	33,652	32,109	28,360

Non-interest income:
Service charges on deposit accounts	3,320	2,851	2,544
Other service charges and fees	354	308	286
Fiduciary activities	1,538	1,522	1,492
Investment management and benefit plan administration	3,466	2,572	1,990
Net realized gains on sales of available for sale securities	349	369	1,537
Mortgage banking	1,219	513	500
Increase in cash surrender value of bank owned life insurance	1,170	1,243	1,015
Other	2,334	1,766	1,666

Total non-interest income	13,750	11,144	11,030

Non-interest expenses:
Salaries and benefits	18,096	16,147	15,218
Occupancy, net	2,044	1,804	1,570
Equipment depreciation and service	1,333	1,389	1,359
Advertising and marketing	982	998	955
Computer program amortization and maintenance	930	1,064	1,076
Other	6,293	6,045	5,104

Total non-interest expense	29,678	27,447	25,282

Income before income taxes	17,724	15,806	14,108
Income taxes	3,724	2,580	2,041

Net income	$14,000	$13,226	$12,067

Per share information:
Basic earnings	$1.84	$1.73	$1.59
Diluted earnings	1.81	1.71	1.57
Cash dividends	0.76	0.68	0.63
Weighted average number of shares outstanding:
Basic	7,626,208	7,641,520	7,605,999
Diluted	7,741,287	7,728,009	7,661,921

The accompanying notes are an integral part of these consolidated financial statements.

PennRock Financial Services Corp.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

In thousands, except per share data

					Accumulated
					Other
					Comprehensive
	Common		Retained	Treasury	Income (Loss)
	Stock	Surplus	Earnings	Stock	Net of Tax	Total

Balance as of January 1, 2001	$15,194	$11,114	$51,662	($2,795)	($2,577)	$72,598
Comprehensive income:
Net income			12,067			12,067
Change in net unrealized gains and losses on securities available for sale, net of reclassification adjustment and tax effects					(2,588)	(2,588)

Total comprehensive income						9,479
Purchase of treasury stock				(588)		(588)
Sale of treasury stock under dividend reinvestment plan		28	(78)	1,751		1,701
Treasury stock issued as compensation		1	(3)	23		21
5% stock dividend and cash paid in lieu of fractional shares	758	5,303	(6,077)			(16)
Cash dividend ($0.63 per share)			(4,791)			(4,791)

Balance as of December 31, 2001	15,952	16,446	52,780	(1,609)	(5,165)	78,404
Comprehensive income:
Net income			13,226			13,226
Change in net unrealized gains and losses on securities available for sale, net of reclassification adjustment and tax effects					1,788	1,788

Total comprehensive income						15,014
Purchase of treasury stock				(3,139)		(3,139)
Sale of treasury stock under dividend reinvestment plan		(28)	342	1,527		1,841
Treasury stock issued as compensation		(1)	5	53		57
Stock options exercised			(122)	308		186
10% stock dividend and cash paid in lieu of fractional shares	1,592	17,328	(18,950)			(30)
Cash dividend ($0.68 per share)			(5,355)			(5,355)

Balance as of December 31, 2002	17,544	33,745	41,926	(2,860)	(3,377)	86,978
Comprehensive income:
Net income			14,000			14,000
Change in net unrealized gains and losses on securities available for sale, net of reclassification adjustment and tax effects					2,386	2,386

Total comprehensive income						16,386
Purchase of treasury stock				(1,744)		(1,744)
Sale of treasury stock under dividend reinvestment plan			(5)	1,862		1,857
Treasury stock issued as compensation			3	44		47
Stock options exercised			(340)	589		249
10% stock dividend and cash paid in lieu of fractional shares	1,752	19,932	(21,713)			(29)
Cash dividend ($0.76 per share)			(5,737)			(5,737)

Balance as of December 31, 2003	$19,296	$53,677	$28,134	($2,109)	($($991)	$98,007

The accompanying notes are an integral part of these consolidated financial statements.

PennRock Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

	Year Ended December 31,

	2003	2002	2001

OPERATING ACTIVITIES:
Net income	$14,000	$13,226	$12,067
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,917	1,750	1,548
Depreciation and amortization	1,310	1,331	1,462
Amortization of goodwill			258
Accretion and amortization of securities	1,962	1,708	(958)
Deferred income taxes (benefit)	(340)	(290)	(323)
Net realized gains on sale of available for sale securities	(349)	(369)	(1,537)
Proceeds from sales of mortgage loans	151,286	66,382	57,794
Originations of mortgages held for sale	(145,912)	(71,019)	(59,994)
(Gain) loss on sale of mortgage loans, net	(231)	(90)	15
Decrease in interest receivable	182	608	2,415
Decrease in interest payable	(112)	(495)	(1,807)
Increase in cash surrender value of bank owned life insurance	(1,118)	(1,243)	(1,015)
Other changes, net	102	(1,741)	(2,544)

Net cash provided by operations	22,697	9,758	7,381

INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	93,375	119,799	200,277
Purchases of securities available for sale	(206,442)	(231,116)	(269,044)
Maturities of securities available for sale	109,694	111,994	87,563
Proceeds from sale of other real estate	148	479	367
Purchase of bank owned life insurance			(8,000)
Net increase in loans	(109,062)	(44,471)	(57,229)
Net cash paid for business acquisition		(1,665)	(7,677)
Purchases of premises and equipment	(1,609)	(3,226)	(2,274)

Net cash used in investing activities	(113,896)	(48,206)	(56,017)

FINANCING ACTIVITIES:
Net increase in non-interest bearing deposits	19,155	13,068	14,528
Net increase (decrease) in interest bearing deposits	21,625	66,499	(33,828)
Net increase (decrease) in short-term borrowings	72,599	(36,391)	22,579
Net increase (decrease) in long-term debt	(25,000)	6,000	30,000
Issuance of treasury stock	2,153	2,085	1,722
Purchase of treasury stock	(1,744)	(3,139)	(588)
Cash dividends	(5,737)	(5,355)	(4,791)
Cash paid with stock dividend	(29)	(30)	(16)

Net cash provided by financing activities	83,022	42,737	29,606

Increase (decrease) in cash and cash equivalents	(8,177)	4,289	(19,030)
Cash and cash equivalents at beginning of year	32,318	28,029	47,059

Cash and cash equivalents at end of year	$24,141	$32,318	$28,029

Supplemental schedule of interest and income taxes paid:
Total interest paid	$17,937	$23,778	$30,558
Total income taxes paid	3,550	3,189	1,750

The accompanying notes are an integral part of these consolidated financial statements.

PennRock Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of PennRock Financial Services Corp. (“PennRock”) and subsidiaries conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The following is a description of PennRock’s more significant accounting policies.

Business:

PennRock is a bank holding company incorporated in 1986 under the laws of Pennsylvania. Blue Ball National Bank (“the Bank”), The National Advisory Group, Inc. (“National”) and Pension Consulting Services, Inc. (“PCS”) are wholly owned subsidiaries of PennRock. The Bank provides a broad range of banking, trust and other financial services to consumers, small businesses and corporations in south-central and southeastern Pennsylvania. PennRock Insurance Group, Inc., a wholly owned subsidiary of the Bank, began operations in the first quarter of 1999 to offer and sell annuity and other insurance products. National, established in 1984, is the parent company of four corporations: National Actuarial Consultants, Ltd. which provides consulting, actuarial and administrative services to retirement and employee benefit plans; National Financial Advisors, Inc. which offers investment, advisory and asset management services to retirement plan sponsors and participants, and serves as an investment advisor to the Dresher Family of Funds; NFA Brokerage Services, Inc. which is a mutual-funds-only broker-dealer; and National Shareholder Services, Inc. which provides transfer agency services. PCS is a third-party administrator of retirement plans for small to medium sized businesses and professional corporations.

Basis of Presentation:

The consolidated financial statements of PennRock include the accounts of PennRock and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain prior year amounts may have been reclassified to conform to current year presentation. All share and per-share data have been restated to reflect the impact of 10% stock dividends paid in both 2003 and 2002 and a 5% stock dividend paid in 2001.

Use of Estimates:

In preparing the consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated balance sheets and operations for the reporting periods. One material estimate that is particularly susceptible to significant change in the near-term relates to the determination of the allowance for loan losses. Actual results could differ significantly from those estimates.

Cash and Cash Equivalents:

For purposes of the Consolidated Statements of Cash Flows, PennRock defines cash and cash equivalents to include cash, amounts due from banks, federal funds sold and other short-term investments all of which have maturities of less than 90 days.

Mortgages Held for Sale:

Mortgages originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value with market determined on the basis of open commitments for committed loans. For uncommitted loans, market is determined on the basis of current delivery prices in the secondary mortgage market. Any resulting unrealized losses are included in other income under the category Mortgage Banking. Mortgages are sold with mortgage servicing rights retained by PennRock. Gains or losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related mortgage loan sold.

Securities Available for Sale:

Debt securities are classified as available for sale if management intends to hold these securities for an indefinite period of time but not necessarily to maturity. All equity securities with readily determinable fair values are classified as available for sale. All securities purchased by PennRock, 1906 Founders, Inc. or the Bank are classified as available for sale (“AFS”). Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of PennRock’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. AFS securities are carried at fair value. Unrealized gains or losses, net of the related deferred tax effect, are reported in other comprehensive income.

PennRock Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Purchase premiums and discounts on securities are amortized and accreted to interest income using a method which approximates a level yield over the period to maturity of the related securities. Purchase premiums and discounts on mortgage-backed securities are amortized and accreted to interest income using a method which approximates a level yield over the remaining lives of the securities, taking into consideration assumed prepayment patterns. Interest and dividend income are recognized when earned. A decline in the market value of any debt or equity security below cost that is deemed to be other than temporary is charged to income resulting in the establishment of a new cost basis for the security. In estimating the other-than-temporary impairment losses, management considers the financial condition and near-term prospects of the issuer and the intent and ability of PennRock to retain its investment in the issuer for a period sufficient to allow for any anticipated recovery in fair value. Realized gains and losses for securities are included in other income and are determined using the specific identification method.

Loans:

A substantial percentage of PennRock’s loans are made to individuals and businesses in the counties in which PennRock has branch facilities: Lancaster, Berks and Chester Counties in Pennsylvania. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the above counties.

Loans are carried at the principal amount outstanding, net of unearned income, if any, and are reduced by any charge-offs or specific valuation accounts. Interest income is accounted for on an accrual basis. Loan fees, net of certain origination costs are deferred and amortized over the lives of the underlying loans using a method, which approximates a level yield. Interest income is generally not accrued when, in the opinion of management, its full collectibility is doubtful or when the loan becomes past due 90 days as to principal or interest unless the loan is well secured and in the process of collection. When a loan is designated as non-accrual, any accrued interest receivable is charged against current earnings. The interest on these loans is accounted for on a cash basis or cost recovery method. Loans may be returned to accrual status when they become current as to principal and interest or demonstrate a period of performance under the contractual terms, and, in management’s opinion, are fully collectible.

A loan is considered to be impaired when it is probable that all amounts, including principal and interest, will not be collected in accordance with the contractual terms of the loan agreement. In such cases, the amount of impairment and any subsequent changes are recorded as an adjustment to the allowance for loan losses. This analysis applies to all loans, both collateralized and uncollateralized, except for large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, loans held for sale and debt securities. PennRock evaluates a loan for impairment when the loan is internally classified as an “8” (substandard) or “9” (doubtful). All non-accrual loans not meeting the definition of smaller balance homogeneous loans are considered impaired. PennRock generally measures impairment based upon the present value of the loan’s expected future cash flows, except where foreclosure or liquidation is probable or when the primary source of repayment is provided by real estate collateral. In these circumstances, impairment is based upon the fair value of the collateral. Impairment with regard to substantially all of PennRock’s impaired loans has been measured by the fair value of the underlying collateral.

Allowance for Loan Losses:

PennRock’s allowance for loan losses is established and maintained based upon management’s evaluation of the risks inherent in PennRock’s loan portfolio including the economic trends and other conditions in specific geographic areas as they relate to the nature of PennRock’s portfolio. PennRock’s one-to four family residential loans and consumer loans are homogeneous in nature and no single loan is individually significant in terms of its size or potential risk of loss. Therefore, management evaluates these loans as a group of loans. Management utilizes historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan administration and resolution, the views of its regulators, and other relevant factors, such as assumptions and projections of current economic and market conditions in order to determine the adequacy of the allowance for loan losses on these loans. For individually impaired commercial real estate loans, an estimated value of the property or collateral securing the loan is determined through an appraisal, where possible. If the unpaid balance of the loan is greater than the estimated fair value of the property, a reserve is established for the difference between the carrying value and the estimated fair value or liquidation value. Other impaired loans such as non-mortgage commercial loans are evaluated individually as well. For these loans, a determination is made of the value of the collateral, if any, through examination of current financial information. If the unpaid balance of the loan is greater than estimated fair value of the collateral, a reserve is established for the difference between the carrying value and the estimated fair value or liquidation value.

PennRock Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Allowances are also established on some classes of the performing portfolio and represent loss allowances that have been established to recognize the probable losses inherent in that class of the loan portfolio. In determining the adequacy of the loss allowance, management considers changes in the size and composition of the loan portfolio, historical loan loss experience, current economic and market conditions and PennRock’s credit administration procedures.

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

Other Real Estate Owned:

Other real estate owned represents properties acquired through customers’ loan defaults. When properties are acquired through foreclosure or deed in lieu of foreclosure, any excess of the loan balance at the time of foreclosure over the fair value of the real estate held as collateral is recognized as a loss and charged to the allowance for loan losses. After foreclosure, other real estate is reported at the lower of fair value at acquisition date or current fair value less estimated disposal costs. Fair value is determined on the basis of current appraisals obtained from independent sources. Subsequent write-downs are charged to an allowance for other real estate established through provisions for other real estate expenses. Costs of significant property improvements which enhance the salability of the property are capitalized while costs associated with holding or maintaining other real estate are charged to operations as incurred. Other real estate owned is recorded as other assets in the Consolidated Balance Sheets.

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

Goodwill:

Goodwill represents the excess of cost over the assigned value of net assets acquired in a business combination. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets.” On January 1, 2002, PennRock adopted the provisions of SFAS No. 142. This statement eliminates the regularly scheduled amortization of goodwill and other intangibles with indefinite lives and replaces this method with a two-step process for testing the impairment of goodwill on at least an annual basis. This includes goodwill and intangibles recorded from past business combinations and acquisitions. In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.” SFAS No. 147 clarifies that a branch acquisition that meets the definition of a “business” is to be accounted for as a business combination. If the acquisition is a business combination, then the purchase accounting provisions of SFAS No. 141 “Business Combinations” apply. Prior to SFAS No. 147, the intangibles arising from a branch acquisition were accounted for in accordance with SFAS No. 72, “Accounting for Certain Acquisitions of Bank and Thrift Institutions” and were therefore not considered goodwill for purposes of SFAS No. 142. If the branch acquisition is considered a business combination, SFAS No. 147 requires that the unamortized balance of these intangibles are to be reclassified as goodwill and accounted for and reported prospectively under the provisions of SFAS No. 142. Under SFAS No. 142, this “reclassified goodwill” will be evaluated for impairment but will no longer be amortized. PennRock adopted the provisions of SFAS No. 147 during the fourth quarter of 2002, and subsequently reclassified $308,000 of intangibles from prior branch acquisitions to goodwill. In addition, $75,000 of amortization of the reclassified intangible previously expensed for the first three quarters of 2002 was reversed and taken back into income. The adoption of SFAS No. 142 and SFAS No. 147 eliminates annual goodwill amortization of approximately $587,000 per year. As of December 31, 2003 and December 31, 2002, PennRock has goodwill of $9.8 million which includes the reclassified goodwill.

PennRock Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Originated Mortgage Servicing Rights:

Originated mortgage loan servicing rights (“OMSRs”) are capitalized when realized through the origination of mortgage loans that are subsequently sold with servicing rights retained. PennRock recognizes OMSRs as an allocation of the carrying amount of the loans sold between the loans sold and the servicing rights retained. PennRock receives fees for servicing mortgage loans it has sold. Servicing fees, expressed as a percentage of the unpaid principal balance, are collected from the borrower’s payments. Late charges and other ancillary fees are also included in servicing income. Servicing fee revenue is recognized as earned, unless collection is doubtful.

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

Rate Lock Commitments:

In April of 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies certain issues and amends definitions contained in SFAS No. 133 to ensure that contracts with comparable characteristics are accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003, except for hedging transactions designated after June 30, 2003, in which case it is effective in accordance with the respective effective dates outlined in SFAS No. 133. With SFAS 149, the FASB determined that loan commitments related to the origination or acquisition of mortgage loans that will be held for sale must be accounted for as derivative instruments in accordance with SFAS No. 133. Accordingly, PennRock adopted such accounting on July 1, 2003.

PennRock enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates. Prior to July 1, 2003, such commitments were recorded to the extent of fees received. Fees received were subsequently included in the net gain or loss on sale of mortgage loans.

The cumulative effect of adopting SFAS No. 133 for rate lock commitments as of July 1, 2003 was not material.

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

PennRock Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Federal Income Taxes:

PennRock and its subsidiaries file a consolidated federal income tax return. Deferred income taxes have been provided for elements of income and expense that are recognized for financial reporting purposes in periods different than when such items are recognized for income tax purposes. PennRock accounts for income taxes under the liability method which applies the enacted statutory tax rates in effect as of the balance sheet date to differences between the book and tax bases of assets and liabilities. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax rates or laws. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the change is enacted. For further discussion on federal income taxes and deferred tax assets and liabilities, see Note 12: Income Taxes in Notes to Consolidated Financial Statements.

Treasury Stock:

The purchase of PennRock’s treasury stock is recorded at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on a first-in, first-out method.

Profit Sharing Plan:

Profit sharing contributions are calculated by a formula approved by the Board of Directors and are based on the Bank’s return on equity. Costs are funded as accrued.

Advertising, Marketing and Public Relations:

PennRock expenses advertising, marketing and public relations costs as incurred. These expenses for 2003, 2002 and 2001 totaled $982,000, $998,000 and $955,000, respectively.

Stock-Based Compensation:

PennRock accounts for its stock options and stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Based Compensation.” Under this method, no compensation expense is recognized for stock options when the exercise price of the option equals fair value, or market price, of the underlying stock at the date of grant. Under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123,” the fair value of a stock option is recognized as compensation expense over the service period (generally the vesting period). Since we have chosen to continue to account for stock options and stock-based compensation plans in accordance with APB 25, we have adopted the disclosure-only provisions of SFAS No. 123. This requires us to provide pro forma net income and earnings per share information to show the impact on earnings from the compensation expense as if the fair value approach of SFAS No. 123 had been adopted. This disclosure is provided in Note 14: Stock Incentive Plan in the Notes to Consolidated Financial Statements.

Net Income per Share:

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period plus the maximum number of potentially dilutive common shares related to PennRock’s outstanding stock options. Potentially dilutive common shares are computed using the treasury stock method.

Earnings per common share have been computed based on the following:

Net income in thousands

	Years Ended December 31

	2003	2002	2001

Net income	$14,000	$13,226	$12,067
Average number of common shares outstanding	7,626,208	7,641,520	7,605,999

Basic earnings per share	$1.84	$1.73	$1.59

Add effect of dilutive options	115,079	86,489	55,922

Diluted average number of shares outstanding	7,741,287	7,728,009	7,661,921

Diluted earnings per share	$1.81	$1.71	$1.57

PennRock Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Segment Disclosure:

Management measures the performance and allocates the resources of PennRock as a single segment, community banking. Therefore, we do not have any operating segments that require additional information.

Recent Accounting Pronouncements:

FIN 45:

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. This interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is being superseded. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Although applicable to PennRock, FIN 45 has not had a significant impact on its consolidated financial condition or results of operations.

FIN 46:

In January of 2003, FASB issued FASB Interpretation No. 46 (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 establishes the criteria used to identify variable interest entities and to determine whether or not to consolidate a variable interest entity. FIN 46 requires a variable interest entity to be consolidated by a company if that company will absorb a majority of the expected losses, will receive a majority of the expected residual returns, or both. On December 17, 2003, the FASB revised FIN 46 and deferred the date of FIN 46 to no later than the end of the first reporting period that ends after March 15, 2004, however for special purpose entities, PennRock would be required to apply FIN 46 as of December 31, 2003. FIN 46 has had no impact on PennRock’s consolidated financial condition or results of operations.

SFAS No. 150:

In May of 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 30, 2003. This statement had no effect on PennRock’s consolidated financial condition or results of operations.

NOTE 2: RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average balances of reserves on deposit with the Federal Reserve Bank based on deposits outstanding. The amount of those required reserves as of December 31, 2003 was approximately $9.8 million. Balances maintained at the Federal Reserve Bank are included in cash and due from banks.

PennRock Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

NOTE 3: SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of securities available for sale, with gross unrealized gains and losses, are as follows:

In thousands

	December 31, 2003

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and other U.S. government agencies	$10,909	$74	$(114)	$10,869
Obligations of states and political subdivisions	13,289	346	(436)	13,199
U.S. agency mortgage-backed securities	52,279	807	(80)	53,006
Collateralized mortgage obligations	45,309	306	(114)	45,501
Corporate notes	80,638	31	(3,649)	77,020

Total debt securities available for sale	202,424	1,564	(4,393)	199,595
Equity securities	108,268	2,462	(1,136)	109,594

Total securities available for sale	$310,692	$4,026	($5,529)	$309,189

	December 31, 2002

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and other U.S. government agencies	$7,018	$105	$0	$7,123
Obligations of states and political subdivisions	16,813	295	(598)	16,510
U.S. agency mortgage-backed securities	81,131	1,538	(102)	82,567
Collateralized mortgage obligations	58,870	419	(192)	59,097
Corporate notes	75,341	26	(7,096)	68,271

Total debt securities available for sale	239,173	2,383	(7,988)	233,568
Equity securities	70,758	1,974	(1,486)	71,246

Total securities available for sale	$309,931	$4,357	($9,474)	$304,814

The amortized cost and fair value of debt securities as of December 31, 2003, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

In thousands

	Amortized	Fair
	Cost	Value

Due after one year through five years	$1,995	$2,024
Due after five years through ten years	3,917	3,851
Due after ten years	98,924	95,213

	104,836	101,088
Mortgage backed securities	52,279	53,006
Collateralized mortgage obligations	45,309	45,501

Total debt securities	$202,424	$199,595

PennRock Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Gains and losses from sales of securities available for sale are as follows:

In thousands

	2003	2002	2001

Debt securities
Gross gains	$638	$1,751	$1,693
Gross losses	(267)	(103)	(379)

Total debt securities	371	1,648	1,314
Equity securities, net	(22)	(1,279)	223

Total securities gains	$349	$369	$1,537

Proceeds from sales of securities available for sale are as follows:

In thousands

	2003	2002	2001

Debt securities	$64,880	$100,456	$172,499
Equity securities	28,495	19,343	27,778

Total proceeds	$93,375	$119,799	$200,277

Securities with carrying values of $78.3 million and $57.6 million as of December 31, 2003 and 2002 were pledged to secure public and trust deposits, repurchase agreements as well as other purposes.

Information pertaining to securities with gross unrealized losses at December 31, 2003, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows:

In thousands

	Less Than Twelve Months		Over Twelve Months

	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

U.S. Treasury securities and other U.S. government agencies	$114	$4,882	$	$
Obligations of states and political subdivisions			436	5,331
U.S. agency mortgage-backed securities	67	9,948	14	3,269
Collateralized mortgage obligations	60	6,395	54	2,444
Corporate notes	50	4,950	3,599	51,826

Total debt securities	291	26,175	4,103	62,870
Equity securities	57	12,719	1,078	12,216

Total temporarily impaired securities	$348	$38,894	$5,181	$75,086

Management evaluates securities for other-than-temporary impairment when economic or market concerns warrant such evaluation. Consideration is given to the financial condition and near-term prospects of the issuer and the intent and ability of PennRock to retain its investment in the issuer for a period sufficient to allow for any anticipated recovery in fair value. For debt securities, management considers whether the securities are issued by the federal government or its agencies and whether downgrades by bond rating agencies have occurred. In the case of equity securities, management reviews industry analysts’ reports and corporate financial performance. As management has the ability to hold debt and equity securities for the foreseeable future, no declines are deemed to be other than temporary.

PennRock Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

NOTE 4: LOANS

The loan portfolio, net of unearned income and deferred loan fees, as of December 31, 2003 and 2002 is as follows:

In thousands

	2003	2002

Commercial, financial and agricultural:
Commercial, secured by real estate	$371,105	$327,592
Agricultural	7,387	6,838
Other	91,934	83,801
Real estate – construction	45,319	32,140
Real estate – mortgage	187,033	141,983
Consumer	9,124	10,486

Total loans	$711,902	$602,840

In the ordinary course of business, the Bank has loan, deposit, and other transactions with its directors, their affiliated companies, executive management and their associates (as defined), collectively referred to as related parties. Such transactions are on substantially the same terms, including interest rates and collateral (with regard to loans), as those prevailing at the time for comparable transactions with others. Activity for the related party loans for the year ended December 31, 2003, was as follows:

In thousands

Balance, January 1, 2003	$15,029
New loans	4,811
Repayments	(5,404)

Balance, December 31, 2003	$14,436

Included in the loan portfolio are loans on which the Bank has ceased the accrual of interest. Such loans amounted to $958,000 and $1.2 million as of December 31, 2003 and 2002. If interest income had been recorded on all non-accrual loans outstanding during the years 2003, 2002 and 2001, interest income would have been increased as shown in the following table:

In thousands

	2003	2002	2001

Interest which would have been recorded under original terms	$80	$78	$161
Interest income recorded during the year	36	27	25

Net impact on interest income	$44	$51	$136

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

PennRock Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table presents the status of impaired loans.

In thousands

	2003	2002

Impaired loans with a reserve	$187	$1,100
Impaired loans with no reserve	771	112

Total impaired loans	$958	$1,212

Reserve for impaired loans (1)	$88	$343
Average balance of impaired loans during the year	$959	$959

(1) The reserve for impaired loans is part of the overall allowance for loan losses.

NOTE 5: LOAN SERVICING

Mortgage loans serviced for Fannie Mae and Federal Home Loan Mortgage Corporation are not included in the accompanying Consolidated Balance Sheets. The unpaid principal balances of those loans were $222.9 million as of December 31, 2003 and $201.7 million as of December 31, 2002.

During 2003, $823,000 of originated mortgage servicing rights were capitalized and $445,000 of amortization and impairment of mortgage servicing rights were recorded. In 2002, $359,000 of originated mortgage servicing rights were capitalized and $346,000 of amortization and impairment of mortgage servicing rights were recorded. The estimated fair value of mortgage servicing rights was $1,021,000 as of December 31, 2003 and $571,000 as of December 31, 2002 which are included in Other Assets in the Consolidated Balance Sheets.

NOTE 6: ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows:

In thousands

	2003	2002	2001

Balance at beginning of year	$7,075	$7,262	$5,973
Provision charged to expense	1,917	1,750	1,548
Recoveries of loans charged-off	368	260	329

	9,360	9,272	7,850
Loans charged off	(717)	(2,197)	(588)

Balance at end of year	$8,643	$7,075	$7,262

NOTE 7: PREMISES AND EQUIPMENT

Details of premises and equipment as of December 31 are as follows:

In thousands

	2003	2002

Land	$2,222	$2,081
Premises	15,419	15,128
Furniture and equipment	14,512	14,347
Construction in progress	112	42

Total cost	32,265	31,598
Less accumulated depreciation	(15,982)	(15,342)

Net book value	$16,283	$16,256

Depreciation expense was $1.3 million in 2003, 2002 and 2001.

PennRock Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Future minimum rental payments that are related to non-cancelable operating leases having initial terms in excess of one year are:

2004	$447,000
2005	452,000
2006	391,000
2007	371,000
2008	195,000
Thereafter	1,022,000

The lease agreements contain options to extend for various periods. The costs of such rentals is not included in amounts listed above. Total lease payments were $376,000, $318,000 and $229,000 in 2003, 2002 and 2001.

NOTE 8: DEPOSITS

The following is a summary of deposit account balances as of December 31, 2003 and 2002:

In thousands

	2003	2002

Non-interest bearing deposits	$140,753	$121,598
NOW accounts	48,408	44,429
Money market deposit accounts	168,130	176,967
Savings accounts	88,438	79,884
Time deposits	338,313	320,384

Total deposits	$784,042	$743,262

The following shows the maturity of time deposits by year as of December 31, 2003:

In thousands

2004	$290,705
2005	38,378
2006	5,541
2007	2,248
2008	8

Total	$338,313

The aggregate amount of time deposits in denominations of $100,000 or more as of December 31, 2003 and 2002 was $47.5 million and $42.1 million, respectively.

PennRock Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

NOTE 9: SHORT-TERM BORROWINGS

Federal funds purchased, securities sold under agreements to repurchase and the treasury tax and loan note generally mature within one to thirty days from the transaction date.

A summary of short-term borrowings is as follows for the years ended December 31, 2003, 2002 and 2001.

In thousands

	2003	2002	2001

Securities sold under agreements to repurchase:
Federal Home Loan Bank	$97,000	$12,000	$45,000
Customers	14,181	23,363	26,752
Federal funds purchased			4,330
U.S. Treasury tax and loan note	1,781	5,000	672

Total short-term borrowings outstanding at year-end	$112,962	$40,363	$76,754

Average interest rate at year-end	1.08%	1.08%	1.68%
Maximum outstanding at any month-end	$134,373	$80,692	$76,754
Average amount outstanding	$90,245	$53,710	$38,094
Weighted average interest rate	1.14%	1.48%	3.42%

The Bank controls all securities that serve as collateral for the securities sold under agreements to repurchase.

The Bank has approved federal funds lines totaling $15.0 million and a borrowing capacity of $303.5 million at the Federal Home Loan Bank of Pittsburgh (“the FHLB”) as of December 31, 2003.

NOTE 10: LONG-TERM DEBT

Long-term debt consists of fixed rate advances from the FHLB with maturity schedules as follows:

In thousands

December 31, 2003			December 31, 2002

		Interest			Interest
Amount	Maturity Date	Rate	Amount	Maturity Date	Rate

$25,000	June 5, 2006	5.59%	$25,000	June 2, 2003	7.11%
15,000	June 5, 2006	5.05%	15,000	April 21, 2005	6.27%
11,000	June 4, 2007	6.76%	25,000	June 2, 2005	6.89%
30,000	March 23, 2011	3.94%	11,000	June 4, 2007	6.76%
6,000	July 16, 2012	4.09%	30,000	March 23, 2011	3.94%
15,000	September 16, 2012	3.41%	6,000	July 16, 2012	4.09%
			15,000	September 16, 2012	3.41%

$102,000			$127,000

At December 31, 2003, $62 million of the long-term advances are convertible advances. $45 million of the advances permit the FHLB to convert the advance from a fixed-rate to a variable-rate at its discretion on a specified call date following an initial “lock-out” period ranging from one year to five years. $17 million of the advances further restrict the FHLB’s ability to call the advance unless 3-month LIBOR is at or above a specified rate. If the FHLB exercises its option to convert an advance, PennRock has the option to repay the advance in full. During 2003 and 2002, the FHLB did not exercise its option to convert any advances. However, in 2003, one fixed-rate advance bearing interest at 7.11% matured and was not replaced. Also during the second quarter of 2003, two advances totaling $40 million were paid-off and replaced by new advances at lower interest rates. The prepayment penalty assessed by the FHLB is being amortized over the life of the new advances in accordance with EITF 96-16 (“Debtor’s Accounting for a Modification or Exchange of Debt Instruments”) issued by the FASB in 1996.

All advances from the FHLB are collateralized by a security agreement covering qualified loans, and treasury, agency and mortgage-backed securities.

PennRock Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

NOTE 11: CAPITAL TRANSACTIONS

On June 25, 2003, PennRock announced that the Board of Directors had authorized the repurchase of up to 300,000 shares of PennRock’s outstanding common stock. Any repurchased shares will be held as treasury shares available for issuance with future stock dividends and stock splits, employee benefit plans, executive compensation plans, for issuance under the Dividend Reinvestment Plan or for issuance for any other appropriate corporate purpose. PennRock began open market repurchases of its outstanding common stock in 1995. In 2003, PennRock purchased 66,424 shares for $1.7 million and reissued 92,286 shares. In 2002, PennRock purchased 129,680 shares for $3.1 million and reissued 99,713 shares. PennRock purchased 38,144 shares for $588,000 and reissued 126,198 shares in 2001. There were 93,355 shares with a cost of $2.1 million as of December 31, 2003 and 119,217 shares with a cost of $2.9 million as of December 31, 2002 held as treasury stock.

NOTE 12: INCOME TAXES

An analysis of the provision for income taxes included in the Consolidated Statements of Income is as follows:

In thousands

	2003	2002	2001

Current expense	$4,064	$2,870	$2,364
Deferred taxes	(340)	(290)	(323)

Total income tax expense	$3,724	$2,580	$2,041

A reconciliation between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before provision for income taxes is as follows:

	2003	2002	2001

Statutory federal income tax rate	35.0%	35.0%	34.0%
Tax exempt income, net	(10.9%)	(12.0%)	(15.0%)
Low income housing, rehabilitation and other tax credits	(0.4%)	(5.7%)	(4.9%)
Disqualifying disposition of options	(0.7%)	(0.4%)
Other, net	(2.0%)	(0.6%)	0.4%

Effective income tax rate	21.0%	16.3%	14.5%

The tax effect of tax-exempt income on income tax expense is shown net of TEFRA interest expense disallowance.

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of PennRock’s deferred tax liabilities and assets as of December 31, 2003 and 2002 are as follows:

In thousands

	2003	2002

Deferred tax assets:
Allowance for loan losses	$2,948	$2,399
Net unrealized loss on securities available for sale	511	1,740
Goodwill amortization or impairment	165	165
Other	50	29

Total deferred tax assets	3,674	4,333

Deferred tax liabilities:
Depreciation	254	205
Investment security discount	362	253

Total deferred tax liabilities	616	458

Net deferred tax asset	$3,058	$3,875

PennRock Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Included in the table above is the recognition of unrealized gains and losses on certain investments in debt and equity securities accounted for under SFAS No. 115 for which no deferred tax expense or benefit was recognized in the Consolidated Statements of Income.

Management believes that it is more likely than not that the net deferred tax asset of $3.1 million will be realized since PennRock has a long history of earnings and has a carry-back potential greater than the deferred tax asset and is unaware of any reason that PennRock would not ultimately realize this asset.

NOTE 13: EMPLOYEE BENEFIT PLAN

The Bank has a non-contributory profit sharing plan covering substantially all full time employees of the Bank. Contributions made to the plan by PennRock were $1.4 million in 2003, $1.3 million in 2002 and $1.1 million in 2001.

NOTE 14: STOCK INCENTIVE PLAN

PennRock has a Stock Incentive Plan (“the Plan”), the terms of which permit the granting of incentive stock options, nonqualified stock options and bonus stock to key employees of PennRock and its subsidiaries. All options under this Plan are granted at an exercise price equal to the market price at the date of the grant and an option’s maximum term is ten years.

A summary of PennRock’s options outstanding as of December 31 is as follows:

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	243,903	$16.29	193,878	$13.76	93,718	$15.14
Granted	52,800	26.82	65,560	23.13	106,068	12.19
Exercised	(20,991)	11.96	(15,535)	11.96
Forfeited					(5,908)	11.95

Outstanding, end of year	275,712	$18.64	243,903	$16.29	193,878	$13.76
Options exercisable at year-end	71,594	$14.58	92,585	$11.12	30,333	$16.65

The weighted average fair values of options granted in the past three years are as follows:

2003		2002		2001

	Per		Per		Per
Total	Share	Total	Share	Total	Share

$580,160	$10.99	$506,539	$7.68	$294,515	$3.24

PennRock Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Information pertaining to options outstanding as of December 31, 2003 is as follows:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$11.96 - $18.30	150,047	6.1 years	$13.69	64,289	$13.91
$20.40 - $26.82	125,665	8.4 years	24.56	7,305	20.46

Outstanding at end of year	275,712	7.2 years	$18.64	71,594	$14.58

PennRock has elected to account for its stock options and stock-based compensation plans using the intrinsic value method in accordance with APB 25, “Accounting for Stock Based Compensation.” Under this method, no compensation expense is recognized for stock options when the exercise price equals fair value at the date of grant. Since the Plan stipulates that the exercise price of the options is always equal to the market price at the date of the grant, we have recognized no compensation costs under the Plan. Had compensation costs for the Plan been determined based on the fair value of the options at the grant dates in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended, PennRock’s net income and earnings per share would have been as follows:

In thousands, except per share data

	2003	2002	2001

Net income – as reported	$14,000	$13,226	$12,067
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(243)	(165)	(186)

Pro-forma net income	$13,757	$13,061	$11,881

Earnings per share:
Basic – as reported	$1.84	$1.73	$1.59
Basic – pro-forma	1.80	1.71	1.56
Diluted – as reported	1.81	1.71	1.57
Diluted – pro-forma	1.78	1.69	1.55

The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001:

	2003	2002	2001

Dividend yield	2.62%	3.33%	3.82%
Expected volatility	40.00%	36.00%	30.00%
Risk free interest rate	4.89%	5.58%	5.44%
Expected life	8.0 years	7.12 years	3.41 years

PennRock Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table sets forth information as of December 31, 2003, with respect to stock compensation plans under which equity securities are authorized for issuance:

	Number of
	Securities to be	Weighted	Number of
	Issued Upon	Average	Securities
	Exercise of	Exercise Price	Remaining
	Outstanding	of Outstanding	Available for
	Options	Options	Future Issues

Stock based compensation plans approved by stockholders	275,329	$18.65	486,200
Stock based compensation plans not approved by stockholders	383	11.96

Total	275,712	$18.64	486,200

Of the shares outstanding under stock based compensation plans approved by stockholders, 156,969 were issued under the Omnibus Stock Plan of 1992 and 118,360 were issued under the Stock Incentive Plan of 2002.

NOTE 15: COMMITMENTS AND CONTINGENT LIABILITIES AND CONCENTRATIONS OF CREDIT RISK

PennRock’s financial statements do not reflect certain off-balance sheet arrangements that include various commitments and contingent liabilities that arise in the normal course of business to meet the financing needs of its customers and that involve elements of credit risk, interest rate risk and liquidity risk. These financial instruments include commitments to extend credit, standby letters of credit, guarantees, and liability for assets held in trust. PennRock’s exposure to credit loss in the event of nonperformance by the other party on the financial instrument is represented by the contractual amount and the collateral value, if any, of those instruments. PennRock uses the same credit policies in commitments and conditional obligations as it does for on-balance sheet instruments.

A summary of PennRock’s commitments and contingent liabilities as of December 31, 2003 and 2002 are as follows:

In thousands

	2003	2002

Commitments to extend credit	$137,838	$146,559
Financial and performance standby letters of credit	37,197	42,271
Commercial letters of credit		164
Commitments to purchase securities	1,990

Commitments to extend credit are agreements to lend to a customer to the extent that there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not represent future cash requirements. Management evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by management upon extension of credit is based on a credit evaluation of the customer.

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

PennRock Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Most of PennRock’s business activity is with customers located within PennRock’s defined market area. Investments in state and municipal securities may also involve government entities within PennRock’s market area. The concentrations by loan type are set forth in Note 4: Loans in the Notes to Consolidated Financial Statements. The distribution of commitments to extend credit approximates the distribution of loans outstanding. The Bank, as a matter of policy, does not extend credit to any single borrower or group of related borrowers in excess of 65% of its legal lending limit. As of December 31, 2003, our legal lending limit was $15.2 million while our “in-house” lending limit was $9.9 million.

NOTE 16: RESTRICTIONS ON RETAINED EARNINGS

Certain restrictions exist regarding the ability of the Bank to transfer funds to PennRock in the form of cash dividends. The approval of the Comptroller of the Currency is required if the total dividends declared by a national bank in any calendar year exceeds the bank’s net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank can declare dividends during 2004, without approval of the Comptroller of the Currency, of approximately $15.5 million plus an additional amount equal to the Bank’s net profit (as defined) for 2004 up to the date of any such dividend declaration.

NOTE 17: COMPREHENSIVE INCOME

PennRock has elected to report its comprehensive income in the Consolidated Statements of Stockholders’ Equity. The only element of “other comprehensive income” applicable to PennRock is the net unrealized gain or loss on available for sale securities.

The components of the change in unrealized gains (losses) on securities available for sale are as follows:

In thousands

	2003	2002	2001

Net unrealized holding gains (losses) arising during the year	$4,020	$3,120	($2,384)
Reclassification adjustment for net gains realized in net income	(349)	(369)	(1,537)

Net unrealized holding gains (losses) before taxes	3,671	2,751	(3,921)
Tax effect	(1,285)	(963)	1,333

Net change	$2,386	$1,788	($2,588)

NOTE 18: REGULATORY MATTERS

PennRock and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on PennRock’s financial statements.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, PennRock and the Bank must meet specific capital guidelines that involve quantitative measures of PennRock’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. PennRock’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require PennRock and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that PennRock and the Bank meet all capital adequacy requirements to which they are subject. Prompt corrective action provisions are not applicable to bank holding companies.

PennRock Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

As of December 31, 2003, the most recent notification from the Federal Reserve Bank categorized PennRock as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, PennRock must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth below. There are no conditions or events since that notification that management believes have changed this category. PennRock’s and the Bank’s actual capital amounts and ratios are also presented in the following table.

			To Be Well
			Capitalized Under
			Prompt Corrective		For Capital
	Actual		Action Provisions		Adequacy Purposes

	Amount	Ratio	Amount	Ratio	Amount	Ratio

PennRock Financial Services Corp.
As of December 31, 2003:
Total capital to risk-weighted assets	$98,078	11.64%			$67,418	8.0%
Tier 1 capital:
to risk-weighted assets	88,838	10.54%			33,709	4.0%
to average assets	88,838	8.23%			43,168	4.0%
As of December 31, 2002:
Total capital to risk-weighted assets	$87,528	11.57%			$60,523	8.0%
Tier 1 capital:
to risk-weighted assets	80,234	10.61%			30,262	4.0%
to average assets	80,234	7.92%			40,532	4.0%
Blue Ball National Bank
As of December 31, 2003:
Total capital to risk-weighted assets	$95,409	11.37%	$83,940	10.0%	$67,152	8.0%
Tier 1 capital:
to risk-weighted assets	86,021	10.25%	50,364	6.0%	33,576	4.0%
to average assets	86,021	7.99%	53,829	5.0%	43,063	4.0%
As of December 31, 2002:
Total capital to risk-weighted assets	$86,831	11.55%	$75,178	10.0%	$60,143	8.0%
Tier 1 capital:
to risk-weighted assets	79,029	10.51%	45,107	6.0%	30,071	4.0%
to average assets	79,029	7.79%	50,735	5.0%	40,587	4.0%

NOTE 19: FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than a forced liquidation. Fair value is best determined based upon quoted market prices. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions would significantly affect the estimates. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements.

PennRock Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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

We used the following methods and assumptions in estimating the fair value of PennRock’s financial instruments:

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

     Off-balance sheet instruments:

For PennRock’s off-balance sheet instruments consisting of commitments to extend credit and financial and performance standby letters of credit, the estimated fair value is the same as the instrument’s contract or notional values since they are priced at market at the time of funding.

     Deposit liabilities:

The fair values of deposits with no stated maturities, such as demand deposits, savings accounts, NOW and money market deposits are calculated using estimated future cash flows, discounted at the FHLB overnight advance rate less the Bank’s operating costs to service the account. We also assume that 1% of the outstanding balance of the accounts will be withdrawn each month for 100 months. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

     Short-term borrowings:

The carrying amounts of federal funds purchased and securities sold under agreements to repurchase, advances from the Federal Home Loan Bank and other short-term borrowings approximate their fair values.

     Long-term debt:

The fair values of long-term debt are estimated using discounted cash flow analyses, based on PennRock’s incremental borrowing rates for similar types of borrowing arrangements.

     Accrued interest payable:

The fair value of accrued interest payable is estimated to be the current book value.

PennRock Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

As of December 31, 2003 and 2002, the estimated fair values of financial instruments based on disclosed assumptions are as follows:

In thousands

	2003		2002

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	$17,858	$17,858	$23,092	$23,092
Short-term investments	6,283	6,283	9,226	9,226
Mortgages held for sale	2,004	2,004	7,147	7,147
Securities available for sale	309,189	309,189	304,814	304,814
Loans:
Commercial, financial and agricultural	470,426	477,894	418,231	437,122
Real estate – construction	45,319	45,915	32,140	33,547
Real estate – mortgage	187,033	189,105	141,983	146,458
Consumer	9,124	9,155	10,486	10,654
Allowance for loan losses	(8,643)		(7,075)

Net loans	703,259	722,069	595,765	627,781
Accrued interest receivable	3,100	3,100	3,282	3,282
Financial liabilities:
Deposits:
Non-interest bearing demand	140,753	136,486	121,598	120,258
Interest bearing demand	216,538	198,118	221,396	220,943
Savings	88,438	84,497	79,884	78,601
Time deposits under $100,000	290,773	293,628	278,323	281,749
Time deposits over $100,000	47,540	47,972	42,061	42,579

Total deposits	784,042	760,701	743,262	744,130
Short-term borrowings	112,962	112,962	40,363	40,363
Long-term debt	102,000	109,106	127,000	142,373
Accrued interest payable	2,353	2,353	2,465	2,465
Off-balance sheet financial instruments:
Commitments to extend credit	137,838	137,838	146,559	146,559
Financial and performance standby letters of credit	37,197	37,197	42,271	42,271
Commercial letters of credit			164	164
Commitments to purchase securities	1,990	1,990

PennRock Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

NOTE 20: PARENT COMPANY ONLY FINANCIAL INFORMATION

The following represents parent only financial information:

PennRock Financial Services Corp. (Parent Company Only) Balance Sheets

In thousands

	December 31,

	2003	2002

ASSETS:
Cash and cash equivalents	$635	$103
Securities available for sale	1,769	1,588
Investment in subsidiaries	95,500	87,409
Receivable from subsidiary	2,002	627
Other assets	1,307	973

Total assets	$101,213	$90,700

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities:
Dividends payable	$1,523	$1,386
Payable to subsidiary		611
Note payable to subsidiary	850	850
Other liabilities	833	875

Total liabilities	3,206	3,722

Stockholders’ equity:
Common stock	19,297	17,544
Surplus	53,676	33,745
Accumulated other comprehensive loss, net of tax	(991)	(3,377)
Retained earnings	28,134	41,926
Treasury stock at cost	(2,109)	(2,860)

Total stockholders’ equity	98,007	86,978

Total liabilities and stockholders’ equity	$101,213	$90,700

PennRock Financial Services Corp. (Parent Company Only) Statements of Income

In thousands

	Year Ended December 31,

	2003	2002	2001

Income:
Dividends from bank subsidiary	$8,150	$6,400	$10,020
Securities available for sale	28	14	54
Management fee from (paid to) subsidiaries	(872)	337	456
Net realized losses on sales of available for sale securities	(118)	(1,645)	(537)

Total income	7,188	5,106	9,993
General and administrative expenses	607	636	628

Income before income taxes and undistributed net income of subsidiaries	6,581	4,470	9,365
Income tax expense (benefit)	(672)	(659)	(309)
Equity in undistributed net income of subsidiaries	6,747	8,097	2,393

Net income	$14,000	$13,226	$12,067

PennRock Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

PennRock Financial Services Corp. (Parent Company Only) Statements of Cash Flows

In thousands

	Year Ended December 31,

	2003	2002	2001

OPERATING ACTIVITIES
Net income	$14,000	$13,226	$12,067
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income from subsidiaries	(6,747)	(8,097)	(2,393)
Net realized losses on sale of available for sale securities	118	1,645	537
(Increase) decrease in receivable from subsidiary	(1,986)	1,737	(1,829)
Other, net	3	(401)	7

Net cash provided by operating activities	5,388	8,110	8,389

INVESTING ACTIVITIES
Net cash paid for business acquisition		(1,665)	(7,677)
Proceeds from sale of securities available for sale	1,407	720	1,599
Purchases of securities available for sale	(906)	(584)	(1,448)

Net cash provided by (used in) investing activities	501	(1,529)	(7,526)

FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings		(59)	909
Issuance of common and treasury stock	2,153	2,085	1,722
Purchase of treasury stock	(1,744)	(3,139)	(588)
Cash dividends paid	(5,737)	(5,355)	(4,791)
Cash paid with stock dividend	(29)	(30)	(16)

Net cash used in financing activities	(5,357)	(6,498)	(2,764)

Increase (decrease) in cash and cash equivalents	532	83	(1,901)
Cash and cash equivalents at beginning of year	103	20	1,921

Cash and cash equivalents at end of year	$635	$103	$20

PennRock Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

NOTE 21: CONSOLIDATED QUARTERLY FINANCIAL DATA (Unaudited)

In thousands except per share data

	2003

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Interest income	$13,356	$13,546	$13,070	$13,422
Interest expense	4,812	4,448	4,258	4,307

Net interest income	8,544	9,098	8,812	9,115
Provision for loan losses	450	455	460	552
Non-interest income	3,325	3,289	3,425	3,711
Non-interest expense	7,083	7,417	7,638	7,540

Income before income taxes	4,336	4,515	4,139	4,734
Income taxes	740	849	856	1,279

Net income	$3,596	$3,666	$3,283	$3,455

Basic earnings per share	$0.48	$0.48	$0.43	$0.45

Dividends declared per share	$0.18	$0.19	$0.19	$0.20

	2002

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Interest income	$14,686	$14,207	$13,769	$14,480
Interest expense	6,124	5,954	5,845	5,360

Net interest income	8,562	8,253	7,924	9,120
Provision for loan losses	444	375	226	705
Non-interest income	2,455	2,643	2,979	3,067
Non-interest expense	6,523	6,771	6,915	7,238

Income before income taxes	4,050	3,750	3,762	4,244
Income taxes	704	606	719	551

Net income	$3,346	$3,144	$3,043	$3,693

Basic earnings per share	$0.44	$0.41	$0.40	$0.48

Dividends declared per share	$0.16	$0.17	$0.17	$0.18

PennRock Financial Services Corp.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Disclosure relating to a change in accountants is set forth in a Current Report on Form 8-K dated September 30, 2003 previously filed by the Registrant.

ITEM 9A. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of PennRock’s disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities and Exchange Act of 1934) was carried out by PennRock, within 90 days prior to the filing date of this report, under the supervision and with the participation of PennRock’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that PennRock’s disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by PennRock in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Subsequent to the date of the most recent evaluation of PennRock’s internal controls, there were no significant changes in PennRock’s internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors and nominees for election to the Board of Directors is incorporated herein by reference to the Registrant’s Proxy Statement for its annual meeting to be held on April 27, 2004 under the caption “Information about Nominees, Continuing Directors and Executive Officers”, and information concerning executive officers is included under Part I, Item 3A, “Executive Officers of the Registrant” of this report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning director compensation is incorporated herein by reference to the Registrant’s Proxy Statement for its annual meeting to be held on April 27, 2004 under the caption “Compensation of Directors” and concerning executive compensation under the caption “Executive Compensation and Related Matters,” except that information appearing under the caption “Board Report on Executive Compensation” and information appearing under the caption “Stock Performance Graph” is not incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners is incorporated herein by reference to the Registrant’s Proxy Statement for its annual meeting to be held on April 27, 2004, under the caption “Voting of Shares and Principal Holders Thereof” and concerning security ownership of management under the caption “Information about Nominees and Continuing Directors.” Information concerning PennRock’s stock compensation plan can be found in Note 13: Stock Incentive Plan in the Notes to Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information under the caption “Transactions with Directors and Executive Officers” is incorporated herein by reference to the Registrant’s Proxy Statement for its annual meeting to be held on April 27, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information under the caption “Relationship with Independent Public Accountants” is incorporated herein by reference to the Registrant’s Proxy Statement for its annual meeting to be held on April 27, 2004.

PennRock Financial Services Corp.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1.	Financial Statements. required in response to this Item are incorporated by reference to Part II, Item 8 of this Report.

The following consolidated financial statements of PennRock and the report of the independent certified public accountants thereon filed with this report are incorporated by reference to Part II, Item 8 of this Report.:

Independent Auditors’ Report (Simon Lever LLP)
Consolidated Balance Sheets as of December 31, 2003 and 2002
Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules.

Financial Statement Schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the note thereto.

3.	The Exhibits filed herewith or incorporated by reference as a part of this Annual Report, are set forth in

(c) below.

(b)	PennRock filed the following Current Reports on Form 8-K From October 1, 2003 to the date of this Report:

Current Report on Form 8-K dated October 15, 2003, announcing PennRock’s earnings for the quarter ended September 30, 2003.

Current Report on Form 8-K dated December 9, 2003, announcing that PennRock’s Board of Directors had declared a quarterly cash dividend.

Current Report on Form 8-K dated December 9, 2003, announcing the addition of an independent director to PennRock’s Board of Directors who possesses the skills of a financial expert.

Current Report on Form 8-K dated January 16, 2004, announcing PennRock’s earnings for the fourth quarter and year ended December 31, 2003.

(c)	Exhibit Index

3(a)	Articles of Incorporation of PennRock, incorporated by reference to Exhibit 3(a) of PennRock’s Annual Report on Form 10-K for the year ended December 31, 2000.

3(b)	Bylaws of PennRock.

10(a)	Omnibus Stock Plan, incorporated by reference to Exhibit 4.1 to PennRock’s Registration Statement Number 33-53022 of Form S-8 dated October 8, 1992.

10(b)	Executive Incentive Compensation Plan, incorporated by reference to Exhibit 10(b) of PennRock’s Annual Report on Form 10-K for the year ended December 31, 2000.

PennRock Financial Services Corp.

10(c)	Melvin Pankuch Deferred Compensation Agreement Plan, incorporated by reference to Exhibit 10(c) of PennRock’s Annual Report on Form 10-K for the year ended December 31, 2000.

10(d)	Melvin Pankuch Employment Agreement, incorporated by reference to Exhibit 10(d) of PennRock’s Annual Report on Form 10-K for the year ended December 31, 2000.

10(e)	Employment Agreement with Certain Executive Officers, incorporated by reference to Exhibit 10(e) of PennRock’s Annual Report on Form 10-K for the year ended December 31, 2000.

10(f)	Stock Incentive Plan of 2002, incorporated by reference to Exhibit 10(f) of PennRock’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

11	Statement re: Computation of Earnings per share (Included herein in Note 1: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included under Part II, Item 8 of this Report.)

21	Subsidiaries of the Registrant

23	Consent of Simon Lever LLP, Independent Auditors

31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(d)	NOT APPLICABLE.

PennRock Financial Services Corp.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNROCK FINANCIAL SERVICES CORP.

(Registrant)

Dated: March 9, 2004	By /s/ Glenn H. Weaver

Glenn H. Weaver, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 9th of March 2004.

Signatures	Title

/s/ Melvin Pankuch	Executive Vice President, Chief
Executive Officer and Director
Melvin Pankuch

/s/ George B. Crisp	Vice President and Treasurer
(Principal Financial and Accounting Officer)
George B. Crisp

/s/ Norman Hahn	Chairman and director

Norman Hahn

/s/ Glenn H. Weaver	President and director

Glenn H. Weaver

/s/ Robert K. Weaver	Secretary and director

Robert K. Weaver

/s/ Dale M. Weaver	Director

Dale M. Weaver

/s/ Aaron S. Kurtz	Director

Aaron S. Kurtz

/s/ Robert L. Spotts	Director

Robert L. Spotts

/s/ Elton Horning	Director

Elton Horning

/s/ Lewis M. Good	Director

Lewis M. Good

/s/ Irving E. Bressler	Director

Irving E. Bressler

/s/ Sandra J. Bricker	Director

Sandra J. Bricker

/s/ Dennis L. Dinger	Director

Dennis L. Dinger