Form 10-Q
period 2004-03-31
PENNROCK FINANCIAL SERVICES CORP
filed 2004-05-07
CIK 790988

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

            -------------------------------------------------------

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended March 31, 2004   Commission File Number 0-15040
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

  Yes /X/ No / /

  Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes /X/ No / /

  The number of shares outstanding of the registrant's common stock, $2.50 par value, at the close of business on April 28, 2004 was 7,659,713.


                       PENNROCK FINANCIAL SERVICES CORP.
                       ---------------------------------

                                   FORM 10-Q
                                   ---------
                      For the Quarter Ended March 31, 2004

                                    Contents
                                    --------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets - March 31, 2004 and December 31, 2003.

        Consolidated Statements of Income - Three months ended March 31, 2004 and 2003.

        Consolidated Statements of Comprehensive Income - Three months ended March 31, 2004 and 2003.

        Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2004 and 2003.

        Condensed Notes to Consolidated Financial Statements - March 31, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS

                         PART I.  FINANCIAL INFORMATION

                      For the Quarter Ended March 31, 2004

Item 1.  Financial Statements

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                   March 31,   December 31,
(Amounts in thousands except          2004         2003
   share and per share data)      ------------  -----------
                                  (Unaudited)
ASSETS
Cash and due from banks            $   23,037   $   17,858
Short-term investments                  4,629        6,283
Mortgages held for sale                 3,520        2,004
Securities available for sale         291,494      309,189
Loans:
  Loans, net of unearned income       709,648      711,902
  Allowance for loan losses            (8,949)      (8,643)
                                   ----------   ----------
  Net loans                           700,699      703,259
Bank premises and equipment            16,386       16,283
Accrued interest receivable             3,033        3,100
Bank owned life insurance              27,856       27,609
Other assets                           28,031       23,155
                                   ----------   ----------
Total assets                       $1,098,685   $1,108,740
                                   ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Non-interest bearing           $  146,484   $  140,753
    Interest bearing                  662,456      643,289
                                   ----------    ----------
    Total deposits                    808,940      784,042
  Short-term borrowings                72,916      112,962
  Long-term debt                      102,000      102,000
  Accrued interest payable              2,339        2,353
  Other liabilities                    11,517        9,376
                                   ----------   ----------
  Total liabilities                   997,712    1,010,733
Stockholders' Equity:
  Common stock, par value $2.50 per
    share; authorized - 20,000,000
    shares; issued - 7,718,543 shares  19,296       19,296
  Surplus                              53,677       53,677
  Accumulated other comprehensive
    loss, net of tax                     (918)        (991)
  Retained earnings                    30,740       28,134
  Treasury stock at cost (81,255
    and 93,355 shares)                 (1,822)      (2,109)
                                   ----------   ----------
  Total stockholders' equity          100,973       98,007
                                   ----------   ----------
  Total liabilities and
    stockholders' equity           $1,098,685   $1,108,740
                                   ==========   ==========

See accompanying condensed notes to consolidated financial statements.

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                      Three Months Ended
(Amounts in thousands except share        March 31,
   and per share data)               ------------------
                                        2004       2003
                                     -------    -------
Interest income:
 Interest and fees on loans          $10,566    $10,341
 Securities:
   Taxable                             2,587      2,644
   Tax-exempt                            154        215
 Other                                    28        156
                                     -------    -------
 Total interest income                13,335     13,356
Interest expense:
 Deposits                              2,803      2,906
 Short-term borrowings                   286        126
 Long-term debt                        1,223      1,781
                                     -------    -------
 Total interest expense                4,312      4,813
                                     -------    -------
 Net interest income                   9,023      8,543
Provision for loan losses                398        450
                                     -------    -------
                                       8,625      8,093
Non-interest income:
 Service charges on deposit
   accounts                              808        739
 Other service charges and fees           92         71
 Fiduciary activities                    444        392
 Investment management and benefit
   plan administration fees              935        879
 Security gains (losses), net            640        251
 Mortgage banking                        243        260
 Increase in cash surrender value of
   bank owned life insurance             261        302
 Other                                   627        431
                                     -------    -------
 Total non-interest income             4,050      3,325
                                     -------    -------
Non-interest expenses:
 Salaries and benefits                 4,861      4,448
 Occupancy, net                          496        510
 Equipment depreciation and service      220        341
 Other                                 1,883      1,784
                                     -------    -------
 Total non-interest expense            7,460      7,083
                                     -------    -------
 Income before income taxes            5,215      4,335
Income taxes                           1,096        739
                                     -------    -------
Net Income                            $4,119     $3,596
                                     =======    =======
Per share information:
  Basic earnings                      $ 0.54     $ 0.47
  Diluted earnings                      0.53       0.46
  Cash dividends                        0.20       0.18

Weighted average shares outstanding:
  Basic                            7,640,416  7,599,510
  Diluted                          7,735,110  7,733,447


See accompanying condensed notes to consolidated financial statements.

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                       Three Months Ended
(Amounts in thousands)                     March 31,
                                       ------------------
                                        2004       2003
                                       ------     ------
Net income                             $4,119     $3,596
Other comprehensive income (loss),
  net of tax:
 Unrealized gains (losses) on
   securities available for sale:
   Gain (loss) arising during the
   period, net of tax (benefit) of
   $263 and ($693)                        489       (833)
   Reclassification adjustment for
     gains included in net
     income, net of tax of
     $224 and $88                        (416)      (163)
                                      -------    -------
Other comprehensive income (loss)          73       (996)
                                      -------    -------
Comprehensive income                   $4,192     $2,600
                                      =======    =======

See accompanying condensed notes to consolidated financial statements.

PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                 Three Months Ended
                                                     March 31,
(Amounts in thousands)                        ------------------------
                                                 2004           2003
                                              ---------      ---------
Net cash provided by (used in) operations       ($    9)       $ 7,462
Investing activities:
  Proceeds from sales of securities available
    for sale                                     42,317         36,169
  Purchases of securities available for sale    (34,504)       (69,612)
  Maturities of securities available for sale    10,339         37,499
  Net (increase) decrease in loans                2,030         (9,078)
  Purchases of premises and equipment              (274)        (1,357)
                                               --------       --------
  Net cash provided by (used in)
   investing activities                          19,908         (6,379)
Financing activities:
  Net increase in non-interest bearing deposits   5,731          4,270
  Net increase (decrease) in interest bearing
    deposits                                     19,165        (16,571)
  Increase (decrease) in short-term borrowings  (40,046)        12,526
  Issuance of treasury stock                        512            498
  Acquisition of treasury stock                    (206)          (508)
  Cash dividends                                 (1,530)        (1,382)
                                               --------       --------
    Net cash used in financing activities       (16,373)        (1,168)
                                               --------       --------
    Increase (decrease) in cash and
     cash equivalents                             3,525         (1,085)
    Cash and cash equivalents,
      beginning of year                          24,141         32,318
                                               --------       --------
    Cash and cash equivalents, end of period    $27,666        $31,233
                                               ========       ========

See accompanying condensed notes to consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2004

NOTE 1. BASIS OF PRESENTATION

  The accompanying consolidated financial statements include the accounts of PennRock Financial Services Corp. and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

  The information contained in the financial statements is unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of interim periods have been made. These unaudited interim statements are presented in accordance with the reqirements of Form 10-Q, accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. These condensed notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in PennRock's Annual Report on Form 10-K for the year ended December 31, 2003.

  Earnings per share:

  Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued consist of outstanding stock options and are determined by using the treasury stock method.

                                                   Three Months Ended
                                                       March 31,
(Net income in thousands)                      -------------------------
                                                  2004           2003
                                               ----------     ----------
Net income                                         $4,119         $3,596
Average number of common shares outstanding     7,640,416      7,599,510
                                                ---------      ---------
Basic earnings per share                            $0.54          $0.47
                                                =========      =========
Add effect of dilutive options                     94,694        133,937
                                                ---------      ---------
Diluted average number of shares outstanding    7,735,110      7,733,447
                                                ---------      ---------
Diluted earnings per share                          $0.53          $0.46
                                                =========      =========

NOTE 2. BUSINESS

  PennRock is a bank holding company incorporated in 1986 under the laws of Pennsylvania. Blue Ball National Bank ("the Bank"), The National Advisory Group, Inc. ("National"), Pension Consulting Services, Inc. ("PCS") and 1906 Founders, Inc. are wholly owned subsidiaries of PennRock. The Bank provides a broad range of banking, trust and other financial services to consumers, small businesses and corporations in south-central and southeastern Pennsylvania. PennRock Insurance Group, Inc., a wholly owned subsidiary of the Bank, began operations in the first quarter of 1999 to offer and sell annuity and other insurance products. National, established in 1984, is the parent company of four corporations: National Actuarial Consultants, Ltd. which provides consulting, actuarial and administrative services to retirement and employee benefit plans; National Financial Advisors, Inc. which offers investment, advisory and asset management services to retirement plan sponsors and participants. 1906 Founders, Inc. owns and manages certain investment securities.

  On April 1, 2004, the net assets of National and each of its subsidiaries and the net assets of PCS as well as all operations of these companies were transferred to PennRock Financial Advisors, N.A. ("PFA"), a limited purpose bank formed as a subsidiary of Blue Ball National Bank. At the same time, the operations of the Bank's Financial Services Division, including trust operations, were transferred to PFA. All employees of National and PCS became employees of the Bank and will be contracted to PFA. The purpose of the reorganization is to promote operating efficiencies and the cross-selling of services among the various corporations.

NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES

  The financial statements do not reflect various commitments and contingent liabilities, such as commitments to extend credit, letters of credit, guarantees, and liability for assets held in Trust, which arise in the normal course of business. Commitments under outstanding letters of credit amounted to $50.2 million and commitments to extend credit totaled $141.0 million at March 31, 2004. Management does not anticipate any significant loss as a result of these transactions.

NOTE 4. STOCK-BASED EMPLOYEE COMPENSATION

  In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

  Pro forma information regarding net income and earnings per share has been determined as if we had accounted for all stock-based compensation under the fair value method of SFAS 123. There were no options granted in the first quarters of 2004 or 2003.

                                    Three Months Ended
(Amounts in thousands except             March 31,
  per share data)                  --------------------
                                     2004       2003
                                   --------   --------
Net income as reported               $4,119     $3,596
Deduct: Total stock-based employee
  compensation expense determined
  under fair value method for all
  awards, net of tax effect             (49)       (55)
                                    -------    -------
Pro-forma net income                 $4,070     $3,541
                                    =======    =======
Earnings per share:
  Basic - as reported                 $0.54      $0.47
  Basic - pro-forma                    0.53       0.47
  Diluted - as reported                0.53       0.46
  Diluted - pro-forma                  0.52       0.46


NOTE 5.  SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of securities available for sale are as follows:

(Amounts in thousands)

                                                    March 31, 2004
                                     --------------------------------------------
                                                  Gross       Gross     Estimated
                                     Amortized  Unrealized  Unrealized    Market
                                       Cost       Gains      Losses       Value
                                     ---------  ---------   ---------   ---------
U.S Treasury and other U.S. government
  agencies                            $ 15,125     $  121     ($   71)   $ 15,175
Obligations of states and political
  subdivisions                          10,676        212        (346)     10,542
Mortgage backed securities              39,299        375         (23)     39,651
Collateralized mortgage obligations     53,816        687        (132)     54,371
Corporate notes                         71,004         28      (2,770)     68,262
                                     ---------    -------     -------    --------
Total debt securities                  189,920      1,423      (3,342)    188,001
Equity securities                      102,965      2,087      (1,559)    103,493
                                     ---------    -------     -------    --------
Total securities held for sale        $292,885     $3,510     ($4,901)   $291,494
                                     =========    =======     =======    ========

(Amounts in thousands)

                                                   December 31, 2003
                                     --------------------------------------------
                                                  Gross       Gross     Estimated
                                     Amortized  Unrealized  Unrealized    Market
                                       Cost       Gains      Losses       Value
                                     ---------  ---------   ---------   ---------
U.S Treasury and other U.S. government
  agencies                            $ 10,909     $   74     ($  114)   $ 10,869
Obligations of states and political
  subdivisions                          13,289        346        (436)     13,199
Mortgage backed securities              52,279        807         (80)     53,006
Collateralized mortgage obligations     45,309        306        (114)     45,501
Corporate notes                         80,638         31      (3,649)     77,020
                                     ---------    -------     -------    --------
Total debt securities                  202,424      1,564      (4,393)    199,595
Equity securities                      108,268      2,462      (1,136)    109,594
                                     ---------    -------     -------    --------
Total securities held for sale        $310,692     $4,026     ($5,529)   $309,189
                                     =========    =======     =======    ========


The amortized cost and estimated fair value of debt securities as of March 31, 2004 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in thousands)

                                       Amortized    Fair
                                         Cost      Value
                                       --------- ---------
Due after one year through five years   $  2,099  $  2,111
Due after five years through ten years     8,032     8,033
Due after ten years                       86,673    83,835
                                       ---------   -------
Total                                     96,804    93,979
Mortgage backed securities                39,300    39,651
Collateralized mortgage obligations       53,816    54,371
                                       ---------   -------
Total debt securities                   $189,920  $188,001
                                       =========   =======


NOTE 6. PURCHASES OF EQUITY SECURITIES

On June 25, 2003, the Board of Directors authorized the repurchase of up to 300,000 of its common stock to be used for future stock dividends and splits, employee benefit plans and other appropriate corporate purposes. The following table shows the repurchases of common stock by PennRock during the first quarter of 2004. All purchases made in the first quarter were part of the publicly announced plan.

                                                   Total Number of    Maximum Number
                               Total     Average   Shares Purchased   of Shares that
                             Number of    Price       as Part of        May Yet Be
                              Shares      Paid        Publicly        Purchased Under
                             Purchased  Per Share   Announced Plan       the Plan
                             ---------  ---------  ---------------   ---------------
January 1 to January 31, 2004                                               260,586
February 1 to February 29, 2004  1,681    $31.95         1,681              258,905
March 1 to March 31, 2004        5,000     30.41         5,000              253,905
                              --------   -------      --------
Total                            6,681    $30.80         6,681
                              ========   =======      ========


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

CRITICAL ACCOUNTING POLICIES

  PennRock's financial position and results of operations are impacted by management's application of accounting policies involving judgments made to arrive at the carrying value of certain assets. In implementing its policies, management must make estimates and assumptions about the effect of matters that are inherently less than certain. Actual results could differ significantly from these estimates which could materially affect the amounts of our assets, liabilities, income and expenses. A variety of estimates impact the carrying value of the loan portfolio, including the amount of the allowance for loan losses, the placement of loans on non-accrual status, and the valuation of mortgages held for sale and mortgage servicing rights. For a more detailed discussion on critical accounting policies, see "Critical Accounting Policies" in PennRock's Annual Report on Form 10-K for the year ended December 31, 2003.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Total assets of PennRock decreased $10.1 million or 0.9% since the end of 2003. Securities available for sale decreased $17.7 million and loans declined by $2.3 million. Deposits increased $24.9 million from year end 2003 while borrowed funds decreased $40.0 million.

  Net income for the quarter was $4.1 million or $.54 per share compared with $3.6 million or $.47 per share for the first quarter of 2003, an increase of $523,000 or 14.5%. Interest income declined by $21,000 from the first quarter of 2003, while funding costs declined $501,000. Non-interest income grew $725,000 from the first quarter of last year. Non-interest expenses increased $377,000. The return on average assets was 1.49% for the first quarter of 2004 compared with 1.46% in 2003. The return on average equity was 16.56% this quarter and 16.44% last year.

  Dividends declared for the quarter totaled $1.5 million or $.20 per share. This represented 37.1% of net income. Dividends declared during the first quarter of last year were $1.4 million or $.18 per share.

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

  Table 1 presents net interest income on a fully taxable equivalent basis for the first quarters of 2004 and 2003. For the first quarter of 2004, net interest income on a fully taxable equivalent basis totaled $9.6 million, an increase of $581,000 or 6.5% from $9.0 million earned for the same period of 2003.

TABLE 1 - NET INTEREST INCOME

                                Three Months Ended
(Amounts in thousands)               March 31,
                                -------------------
                                  2004       2003
                                -------    -------
Total interest income           $13,335    $13,356
Total interest expense            4,312      4,813
                                -------    -------
Net interest income               9,023      8,543
Tax equivalent adjustment           552        451
                                -------    -------
Net interest income
  (fully taxable equivalent)    $ 9,575    $ 8,994
                                =======    =======

  The amount of non-taxable interest earned determines the size of tax equivalent adjustment necessary to convert net interest income into fully taxable equivalent net interest income. The sources of non-taxable interest income for PennRock are from interest earned on municipal bonds, dividends from Fannie Mae and Federal Home Loan Mortgage Corporation ("FHLMC") preferred stock and, to a smaller degree, from loans which qualify for tax-exempt status. The dividends earned on Fannie Mae and FHLMC preferred stock are 70% tax-free.

  Table 2 presents the average balances, taxable equivalent interest income and expense and rates for PennRock's assets and liabilities for the three months ended March 31, 2004 and 2003. For the first quarter of 2004 compared with the first quarter of 2003, interest income decreased as a result of a decline in the yield on earning assets which decreased from 6.15% last year to 5.45%. Interest expense also decreased due a decline in the cost of funds which decreased from 2.50% last year to 2.02% this year. Both the net interest margin and interest rate spread decreased during the first quarter of 2004 compared with last year. However, the yields on earning assets as well as cost of funds seem to have stabilized over the past several months so any additional significant margin compression is unlikely unless market rates decline further.

TABLE 2 - AVERAGE BALANCES, RATES, AND INTEREST INCOME AND EXPENSE

                                                  Three Months Ended March 31,
(Amounts in thousands)             -------------------------------------------------------
                                                 2004                      2003
                                   ----------------------------  -------------------------
                                     Average             Yield/  Average           Yield
                                     Balance   Interest   Rate   Balance  Interest  Rate
                                   ----------  -------- -------  -------- -------- -------
ASSETS
Interest earning assets
 Short-term investments            $    5,652   $    17   1.21%  $  4,111  $    16   1.58%
 Mortgages held for sale                1,093        21   7.71%     8,666      140   6.55%
 Securities available for sale        302,782     3,210   4.25%   294,047    3,273   4.51%
 Loans:
  Mortgage                            413,495     6,490   6.30%   347,444    6,387   7.46%
  Commercial                          202,030     2,799   5.56%   168,445    2,518   6.06%
  Consumer                             96,027     1,350   5.64%    88,494    1,473   6.75%
                                   ----------   -------          --------  -------
  Total loans                         711,552    10,639   6.00%   604,363   10,378   6.98%
                                   ----------   -------          --------  -------
 Total earning assets               1,021,079    13,887   5.45%   911,187   13,807   6.15%
Other assets                           89,023   -------            85,586  -------
                                   ----------                    --------
                                   $1,110,102                    $996,773
                                   ==========                    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
 Demand                            $  219,029       545   1.00%  $216,050      654   1.23%
 Savings                               90,016       168   0.75%    82,466      203   1.00%
 Time                                 343,003     2,090   2.44%   312,733    2,049   2.66%
                                   ----------   -------          --------  -------
 Total interest bearing deposits      652,048     2,803   1.72%   611,249    2,906   1.93%
Short-term borrowings                 102,307       286   1.12%    43,475      126   1.18%
Long-term debt                        102,000     1,223   4.81%   127,000    1,781   5.69%
                                   ----------   -------          --------  -------
Total interest bearing liabilities    856,355     4,312   2.02%   781,724    4,813   2.50%
Non-interest bearing deposits         141,845   -------           115,946  -------
Other liabilities                      11,860                      10,392
Stockholders' equity                  100,042                      88,711
                                   ----------                     -------
Total liabilities and stockholders'
 equity                            $1,110,102                    $996,773
                                   ==========                    ========
Net interest income                             $ 9,575                    $ 8,994
                                                =======                    =======
Interest rate spread                                      3.44%                      3.65%
                                                         ======                      =====
Net interest margin                                       3.76%                      4.00%
                                                         ======                      =====


NON-INTEREST INCOME

  Table 3 indicates changes in the major categories of non-interest income for the first quarters of 2004 and 2003. PennRock generates non-interest income in connection with fees charged on deposits and other products, asset management and trust services, retirement plan administration fees, sales of securities through the implementation of management's asset/liability policy, increases in the cash surrender value of bank-owned life insurance, sale and servicing of mortgage loans, and merchant, ATM and debit card fees.

TABLE 3 - NON-INTEREST INCOME

(Amounts in thousands)

                                      For the Three Months
                                             Ended
                                           March 31,
                                      --------------------
                                         2004      2003          Change
                                      ---------  ---------  ----------------
Service charges on deposit accounts      $  808     $  739     $  69      9%
Other service charges and fees               92         71        21     30%
Fiduciary activities                        444        392        52     13%
Investment management and
  benefit plan administration               935        879        56      6%
Net gains on sale of available
  for sale securities                       640        251       389    155%
Mortgage banking                            243        260       (17)    (7%)
Increase in cash surrender value of
  bank owned life insurance                 261        302       (41)   (14%)
Other                                       627        431       196     45%
                                        -------    -------     -----
Total                                    $4,050     $3,325      $725     22%
                                        =======    =======     =====    ====


  Total non-interest income increased $725,000 or 22% in the first quarter of 2004 over the first quarter of 2003. Excluding net security gains, non-interest income increased $336,000 or 11%. The increase in security gains reflects minor restructuring of the security portfolio in anticipation of potentially higher interest rates later in 2004. The decrease in earnings on the bank owned life insurance reflect a decrease in yield of the underlying secrities.

NON-INTEREST EXPENSE

  Table 4 indicates changes in the major categories of non-interest expense for the first quarters of 2004 and 2003.

TABLE 4 - NON-INTEREST EXPENSE

(Amounts in thousands)

                                      For the Three Months
                                             Ended
                                           March 31,
                                      --------------------
                                         2004      2003          Change
                                      --------- ---------  -----------------
Salaries and benefits                    $4,861    $4,448      $413      9%
Occupancy, net                              496       510       (14)    (3%)
Equipment depreciation and service          220       341      (121)   (35%)
Advertising and marketing                   190       163        27     17%
Computer program amortization and
  maintenance                               228       234        (6)    (3%)
Other                                     1,465     1,387        78      6%
                                        -------   -------     -----
Total                                    $7,460    $7,083      $377      5%
                                        =======   =======     =====    ====

  Total non-interest expense for the first quarter of 2004 increased $377,000 or 5% over the first quarter of 2003. Salaries and employee benefits increased $413,000 million or 9%. The number of full-time equivalent employees increased by 8, from 336 in March 31, 2003 to 344 at March 31, 2004. All other non-interest expenses decreased by a net $36,000 or 1% from last year. Included in the other non-interest expense category are legal, consulting and other professional fees, supplies, liability insurance, fees for outsourced services and shares tax expense.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

  The provision for loan losses charged to earnings was $398,000 for the first quarter of 2004 and $450,000 in 2003. Net credit losses totaled $92,000 for the first quarter of 2004 and $304,000 for the first quarter of 2003. Management reviews the adequacy of the allowance in light of past loan loss experience, current market conditions, size and characteristics of the loan portfolio, volume of non-performing and delinquent loans and other relevant information. For a more detailed discussion of PennRock's methodology for determining the adequacy of the allowance, see "Allowance for Loan Losses" on page 23 of PennRock's Annual Report on Form 10-K for the year ended December 31, 2003.

TABLE 5 - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                           Three Months Ended
(Amounts in thousands)                          March 31,
                                          -------------------
                                            2004       2003
                                          --------   --------
Balance, beginning of period               $8,643     $7,075
Provision charged to operating expense        398        450
Total loans charged off                      (107)      (313)
Total recoveries                               15          9
                                          -------    -------
Net (charge-offs) recoveries                  (92)      (304)
                                          -------    -------
Balance, end of period                     $8,949     $7,221
                                          =======    =======
Total loans:
  Average                                $712,463   $605,566
  Period-end                              709,648    610,398

Ratios:
  Net charge-offs to
    average loans (annualized)               0.05%      0.20%
  Allowance for loan losses to
    period-end loans                         1.26%      1.18%


NON-PERFORMING ASSETS

  Table 6 reflects PennRock's non-performing assets at March 31, 2004 and December 31, 2003. PennRock's policy is to discontinue the accrual of interest on loans for which the principal or interest is past due 90 days or more unless the loan is well secured and corrective action has begun or the loan is in the process of collection. When a loan is placed on non-accrual status, any unpaid interest is charged against income. Other real estate owned represents property acquired through foreclosure.

TABLE 6 - NON-PERFORMING ASSETS

                                        March 31,   December 31,
(Amounts in thousands)                     2004         2003
                                        ----------   -----------
Non-accrual loans                           $819         $951
Loans accruing but 90 days past due
  as to principal or interest                217          617
                                        --------     --------
Total non-performing loans                 1,036        1,568
Other real estate owned                       12           66
                                        --------     --------
Total non-performing assets               $1,048       $1,634
                                        ========     ========
Ratios:
  Non-performing loans to total loans       0.15%        0.22%
  Non-performing assets to total loans
    and other real estate owned             0.15%        0.23%
  Allowance for loan losses to
    non-performing loans                  863.80%      551.21%


  Non-performing loans decreased by $532,000 or 33.9% from year-end 2003 as several non-performing loans paid off late in the first quarter. The proportion of non-performing loans relative to total loans decreased from 0.23% at year-end to 0.15% at the end of the first quarter. The coverage ratio of the allowance for loan losses to non-performing loans increased from 551.21% at year-end to 863.80% at the end of the first quarter.
  which resulted in the decline discussed . As a result of the decrease in non-performing loans, management lowered the amount of the provision to be charged against income in the second quarter of 2004.

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

  Total deposits increased $24.9 million or 3.2% since year end while total borrowed funds decreased $40.0 million. Borrowed funds represented 191% of tier one capital at the end of the first quarter of 2004 and 234% of tier one capital at year end 2003. Management's policy is to limit borrowed funds to no more than 250% of tier one capital.

  Table 7 reflects the changes in the major classifications of deposits and borrowings.

TABLE 7 - DEPOSITS AND BORROWINGS BY MAJOR CLASSIFICATION
(Amounts in thousands)

                                   March 31,   December 31,
                                      2004         2003
                                 ------------  -----------
Non-interest bearing deposits        $146,484     $140,753
NOW accounts                           46,794       48,408
Money market deposit accounts         178,237      168,130
Savings accounts                       92,755       88,438
                                    ---------    ---------
Total non-maturity deposits           464,270      445,729
Time deposits under $100,000          301,339      290,773
                                    ---------    ---------
Total core deposits                   765,609      736,502
Time deposits of $100,000 or more      43,331       47,540
                                    ---------    ---------
Total deposits                        808,940      784,042
Short-term borrowings                  72,916      112,962
Long-term debt                        102,000      102,000
                                    ---------    ---------
Total deposits and borrowings        $983,856     $999,004
                                    =========    =========


  The decline in short-term borrowings is a result an increase in deposits along with a net decline in both loans and investments during the first quarter.

CAPITAL RESOURCES:

  Total stockholders' equity increased by $3.0 million or 3.0% since year-end 2003. Stockholders' equity is impacted by changes in the unrealized market gains and losses of the securities available for sale portfolio, net of deferred taxes and is shown on the consolidated balance sheets as a component of stockholders' equity as accumulated other comprehensive income (loss), net of tax. This portfolio had net unrealized losses at year-end 2003 and the end of the first quarter.

  Table 8 shows PennRock's capital resources at March 31, 2004 and at December 31, 2003. PennRock and its subsidiary bank exceed all minimum capital guidelines.

TABLE 8 - CAPITAL RESOURCES

                                          March 31,   December 31,
                                            2004         2003
                                        -----------   ------------
  Leverage ratio:
   Total capital to total assets             9.17%        9.09%
   Tier 1 capital to total assets            8.34%        8.23%
  Risk-based capital ratios:
   Tier 1 capital to risk weighted assets   10.97%       10.54%
   Total capital to risk weighted assets    12.07%       11.64%


Item 3. Quantitative and Qualitative Disclosures About Market Risk

  Market risk is the risk of loss from adverse changes in market prices and rates. Our primary market risk arises from interest-rate risk. We acquire interest earning assets (loans and securities) and fund them with interest-bearing liabilities (deposits and borrowings). These financial instruments have varying degrees of sensitivity to changes in market interest rates. The disparity of sensitivity between these financial assets and liabilities creates interest rate risk. We believe there have been no material changes in the levels of interest rate risk exposure since year-end 2003. Further information on interest rate risk can be found under the caption "Quantitative and Qualitative Disclosures About Market Risk" on page 29 in PennRock's 2003 Annual Report on Form 10-K.

Item 4. Controls and Procedures

  An evaluation of the effectiveness of the design and operation of PennRock's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities and Exchange Act of 1934) was carried out by PennRock, as of period end under the supervision and with the participation of PennRock's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that PennRock's disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by PennRock in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Subsequent to the date of the most recent evaluation of PennRock's internal controls, there were no significant changes in PennRock's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          PART II.  OTHER INFORMATION
                          ---------------------------
                      For the Quarter ended March 31, 2004

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits.

         31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b) Reports on Form 8-K

      A current report on Form 8-K was filed on January 16, 2004 relating to a January 16, 2004 press release which announced earnings for the fourth quarter and year ended December 31, 2003.

      A current report on Form 8-K was filed on March 10, 2004 relating to a March 10, 2004 press release which announced the declaration of a first quarter dividend for 2004.


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


Date: May 6, 2004             By:  /s/Melvin Pankuch
-----------------------       -----------------------------------------------
                                   Melvin Pankuch
                                   Executive Vice President and
                                   Chief Executive Officer

Date: May 6, 2004             By:  /s/George B. Crisp
------------------------      -----------------------------------------------
                                   George B. Crisp
                                   Vice President and Treasurer
                                   (Principal Financial and Accounting Officer)



                           Exhibit Index
                       -------------------

Exhibit Number                            Description
--------------        --------------------------------------------------------

    31.1              Certification of the Chief Executive Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2              Certification of the Chief Financial Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.

    32                Certification of Chief Executive Officer and Chief
                      Financial Officer adopted pursuant to 18 U.S.C. Section
                      350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
