Form 10-Q
period 2004-06-30
PENNROCK FINANCIAL SERVICES CORP
filed 2004-08-09
CIK 790988

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
             -------------------------------------------------------

                                    FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

        For Quarter Ended June 30, 2004    Commission File Number 0-15040
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

   Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes /X/ No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


                      Class                  Outstanding at August 2, 2004
          ------------------------------    --------------------------------
          Common Stock ($2.50 par value)            7,641,865 Shares



                PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
                --------------------------------------------------

                                    FORM 10-Q
                                    ---------
                       For the Quarter Ended June 30, 2004

                                     Contents
                                     --------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets - June 30, 2004 and December 31, 2003.

        Consolidated Statements of Income - Three months and six months ended June 30, 2004 and 2003.

        Consolidated Statements of Comprehensive Income - Three months and six months ended June 30, 2004 and 2003.

        Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2004 and 2003.

        Condenses Notes to Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES


                          PART I.  FINANCIAL INFORMATION

                       For the Quarter Ended June 30, 2004

Item 1.  Financial Statements


PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                         June 30,     December 31,
(Amounts in thousands except               2004           2003
  share and per share data)            ------------   ------------
                                       (Unaudited)
ASSETS
Cash and due from banks                 $   24,381     $   17,858
Short-term investments                       6,031          6,283
Mortgages held for sale                      1,714          2,004
Securities available for sale              307,177        309,189
Loans:
  Loans, net of unearned income            729,507        711,902
  Allowance for loan losses                 (9,198)        (8,643)
                                        ----------     ----------
  Net loans                                720,309        703,259
Bank premises and equipment                 16,291         16,283
Accrued interest receivable                  3,001          3,100
Bank owned life insurance                   28,090         27,609
Other assets                                31,414         23,155
                                        ----------     ----------
Total assets                            $1,138,408     $1,108,740
                                        ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Non-interest bearing                $  152,307     $  140,753
    Interest bearing                       658,293        643,289
                                        ----------     ----------
    Total deposits                         810,600        784,042
  Short-term borrowings                    109,869        112,962
  Long-term debt                           102,000        102,000
  Accrued interest payable                   2,414          2,353
  Other liabilities                         13,474          9,376
                                        ----------      ---------
  Total liabilities                      1,038,357      1,010,733
Stockholders' Equity:
  Common stock, par value $2.50 per share;
    authorized - 20,000,000 shares;
    issued - 7,718,543 shares               19,296         19,296
  Surplus                                   53,671         53,677
  Accumulated other comprehensive
    loss, net of tax                        (3,646)          (991)
  Retained earnings                         32,291         28,134
  Less treasury stock, at cost (70,906 and
     93,355 shares)                         (1,561)        (2,109)
                                        ----------      ---------
  Total stockholders' equity               100,051         98,007
                                        ----------      ---------
  Total liabilities and stockholders'
    equity                              $1,138,408     $1,108,740
                                        ==========     ==========

See accompanying condensed notes to consolidated financial statements.




PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                 Three Months Ended      Six months Ended
(Amounts in thousands except
  share and per share data)           June 30,               June 30,
                                --------------------   ---------------------
                                  2004        2003       2004         2003
                                --------    --------   --------     --------
Interest income:
 Interest and fees on loans      $10,760     $10,954    $21,326      $21,295
 Securities:
   Taxable                         2,474       2,249      5,061        4,893
   Tax-exempt                        143         216        297          431
 Other                                72         127        100          283
                                 -------     -------    -------      -------
 Total interest income            13,449      13,546     26,784       26,902
Interest expense:
 Deposits                          2,821       2,558      5,624        5,464
 Short-term borrowings               272         273        558          399
 Long-term debt                    1,223       1,616      2,446        3,397
                                 -------     -------    -------      -------
 Total interest expense            4,316       4,447      8,628        9,260
                                 -------     -------    -------      -------
 Net interest income               9,133       9,099     18,156       17,642
Provision for loan losses            167         455        565          905
                                 -------     -------    -------      -------
                                   8,966       8,644     17,591       16,737
Other income:
 Service charges on deposit
   accounts                          819         822      1,627        1,561
 Other service charges and fees       98          85        190          156
 Financial services                1,172       1,270      2,550        2,541
 Security gains (losses), net         (8)          5        632          256
 Mortgage banking                    172         219        415          479
 Increase in cash surrender value
   of bank owned life insurance      247         298        508          600
 Other                               590         590      1,217        1,021
                                 -------     -------    -------      -------
 Total other income                3,090       3,289      7,139        6,614
                                 -------     -------    -------      -------
Non-interest expenses:
 Salaries and benefits             4,937       4,442      9,798        8,890
 Occupancy, net                      559         488      1,055          998
 Equipment expenses                  319         320        539          661
 Other                             2,021       2,167      3,904        3,951
                                 -------     -------    -------      -------
 Total non-interest expense        7,836       7,417     15,296       14,500
                                 -------     -------    -------      -------
 Income before income taxes        4,220       4,516      9,434        8,851
Income taxes                       1,100         850      2,196        1,589
                                 -------     -------    -------      -------
 Net Income                       $3,120      $3,666     $7,238       $7,262
                                 =======     =======    =======      =======
Per share information:
  Basic earnings                  $ 0.41      $ 0.48      $0.95        $0.95
  Diluted earnings                  0.40        0.48       0.93         0.94
  Cash dividend                     0.20        0.18       0.40         0.36

Weighted average shares outstanding:
  Basic                        7,652,243   7,613,042  7,650,211    7,606,313
  Diluted                      7,760,930   7,708,346  7,758,898    7,701,617

See accompanying condensed notes to consolidated financial statements.



PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                      Three Months Ended    Six months Ended
(Amounts in thousands)                     June 30,             June 30,
                                      ------------------   -----------------
                                        2004       2003      2004      2003
                                      -------    -------   -------   -------
Net income                             $3,120     $3,666    $7,238   $ 7,262
Other comprehensive income (loss),
 net of tax:
 Unrealized gains (losses) on
   securities available for sale:
   Gain (loss) arising during the
     period, net of tax                (2,733)     2,257    (2,244)    1,424
   Reclassification adjustment
     for (gains) losses included
      in net income, net of tax             5         (3)     (411)     (166)
                                      -------    -------   -------   -------
Other comprehensive income (loss)      (2,728)     2,254    (2,655)    1,258
                                      -------    -------   -------   -------

Comprehensive income                   $  392     $5,920    $4,583    $8,520
                                      =======    =======   =======   =======

See accompanying condensed notes to consolidated financial statements.



PENNROCK FINANCIAL SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                  Six months Ended
                                                      June 30,
(Amounts in thousands)                        -----------------------
                                                 2004           2003
                                              ---------      ---------
Net cash provided by operations               $   6,040      $  10,393
Investing activities:
  Proceeds from sales of securities available
    for sale                                     45,784         51,684
  Purchases of securities available for sale    (73,828)      (124,965)
  Maturities of securities available for sale    25,852         70,251
  Net increase in loans                         (17,980)       (40,390)
  Purchases of premises and equipment              (522)          (322)
                                               --------       --------
    Net cash used in investing activities       (20,694)       (43,742)
Financing activities:
  Net increase in non-interest bearing deposits  11,553         13,540
  Net increase (decrease) in interest
    bearing deposits                             15,004        (26,047)
  Net increase (decrease) in short-term
    borrowings                                   (3,093)        71,802
  Decrease in long-term debt                                   (25,000)
  Issuance of treasury stock                      1,116            961
  Acquisition of treasury stock                    (596)          (632)
  Cash dividends                                 (3,059)        (2,767)
                                               --------       --------
    Net cash provided by financing activities    20,925         31,857
                                               --------       --------
    Increase (decrease) in cash
      and cash equivalents                        6,271         (1,492)
    Cash and cash equivalents,
      beginning of year                          24,141         32,318
                                               --------       --------
    Cash and cash equivalents, end of period    $30,412        $30,826
                                               ========       ========

See accompanying condensed notes to consolidated financial statements.


CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2004

NOTE 1. BASIS OF PRESENTATION

   The accompanying consolidated financial statements include the accounts of PennRock Financial Services Corp. and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

   The information contained in the financial statements is unaudited. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of interim periods have been made. These unaudited interim statements are presented in accordance with the requirements of Form 10-Q, accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. These condensed notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in PennRock's Annual Report on Form 10-K for the year ended December 31, 2003.

   Earnings per share:

   Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued consist of outstanding stock options and are determined by using the treasury stock method. Adjustments to net income and the weighted average number of shares of common stock are made only when such adjustments dilute earnings per share. There was no antidilutive effect from stock options during the three and six months ending
   June 30, 2004 and 2003.

                                    Three Months Ended       Six Months Ended
 (Net income in thousands)               June 30,                June 30,
                                  ---------------------   ---------------------
--
                                    2004       2003         2004       2003
                                  ---------  ----------   ---------- ----------
Net income                           $3,120     $3,666       $7,238     $7,262
Average number of common shares
  outstanding                     7,652,243  7,613,042    7,650,211  7,606,313
                                  ---------  ---------    ---------  ---------
Basic earnings per share              $0.41      $0.48        $0.95      $0.95
                                  =========  =========    =========  =========
Add effect of dilutive options      108,687     95,304      108,687     95,304
                                  ---------  ---------    ---------  ---------
Diluted average number of shares
  outstanding                     7,760,930  7,708,346    7,758,898  7,701,617
Diluted earnings per share            $0.40      $0.48        $0.93      $0.94


   Stock based employee compensation:

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

                                    Three Months Ended       Six Months Ended
(Amounts in thousands except             June 30,                June 30,
  per share data)                  --------------------    --------------------
                                     2004       2003         2004       2003
                                   --------   --------     --------   --------
Net income as reported               $3,120     $3,666       $7,238     $7,262
Deduct: Total stock-based employee
  compensation expense determined
  under fair value method for all
  awards, net of tax effect             (86)       (97)        (162)      (152)
                                    -------    -------     --------   --------
Pro-forma net income                 $3,034     $3,569       $7,068     $7,110
                                    =======    =======     ========   ========
Earnings per share:
  Basic - as reported                 $0.41      $0.48        $0.95      $0.95
  Basic - pro-forma                    0.40       0.47         0.92       0.93
  Diluted - as reported                0.40       0.48         0.93       0.94
  Diluted - pro-forma                  0.39       0.46         0.91       0.92


   We estimate the fair value of each option on the grant date using the Black-Sholes option-pricing model with the follow weighted average assumptions used options granted for 2004 and 2003:


                                     2004        2003
                                   --------   --------
Dividend yield                        2.86%       2.62%
Expected volatility                  81.00%      40.00%
Risk free interest rate               5.53%       4.89%
Expected average life               8 years     8 years


   On June 14, 2004, under the Stock Incentive Plan of 2002 ("the Plan"), the Board of Directors granted stock options totaling 45,000 shares at an exercise price of $28.12 per share which was the fair market value of PennRock's common stock on the date of the grant as determined in accordance with the provisions of the Plan.

NOTE 2. BUSINESS

   PennRock is a bank holding company incorporated in 1986 under the laws of Pennsylvania. Blue Ball National Bank ("the Bank"), The National Advisory Group, Inc. ("National"), Pension Consulting Services, Inc. ("PCS") and 1906 Founders, Inc. are wholly owned subsidiaries of PennRock. The Bank provides a broad range of banking, trust and other financial services to consumers, small businesses and corporations in south-central and southeastern Pennsylvania. PennRock Insurance Group, Inc. ("PIGI") and PennRock Financial Advisors, NA. ("PFA") are wholly owned subsidiaries of the Bank. On April 1, 2004, the net assets of National and each of its subsidiaries and the net assets of PCS as well as all operations of these companies were transferred to PFA. At the same time, the operations of the Bank's Financial Services Division, including trust operations, were transferred to PFA. All employees of National and PCS became employees of the Bank and are contracted to PFA. The purpose of the reorganization is to promote operating efficiencies and the cross-selling of services among the various corporations. PFA is a limited purpose bank. PIGI began operations in the first quarter of 1999 to offer and sell annuity and other insurance products. 1906 Founders, Inc. owns and manages certain investment securities.

NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES

   The financial statements do not reflect various commitments and contingent liabilities, such as commitments to extend credit, letters of credit, and liability for assets held in a fiduciary capacity, which arise in the normal course of business. Commitments under outstanding letters of credit amounted to $45.4 million and commitments to extend credit totaled
   $150.8 million at June 30, 2004. Management does not anticipate any significant loss as a result of these transactions.

NOTE 4.  SECURITIES AVAILABLE FOR SALE

   The amortized cost and estimated fair value of securities available for sale are as follows:

(Amounts in thousands)

                                                      June 30, 2004
                                       ----------------------------------------------
                                                    Gross        Gross      Estimated
                                       Amortized  Unrealized   Unrealized     Market
                                         Cost       Gains        Losses       Value
                                       ---------  ----------  -----------  ----------
U.S Treasury and other U.S. government
  agencies                              $ 13,128    $    6       ($  310)    $ 12,824
Obligations of states and political
  subdivisions                            10,727       110          (592)      10,245
Mortgage backed securities                57,395        59          (791)      56,663
Collateralized mortgage obligations       52,598       179          (799)      51,978
Corporate notes                           71,030       116        (1,510)      69,636
                                       ---------   -------       --------    --------
Total debt securities                    204,878       470        (4,002)     201,346
Equity securities                        107,909       262        (2,340)     105,831
                                       ---------   -------       --------    --------
Total securities available for sale     $312,787      $732       ($6,342)    $307,177
                                       =========   =======       ========    ========

(Amounts in thousands)

                                                      December 31, 2003
                                       ----------------------------------------------
                                                    Gross        Gross      Estimated
                                       Amortized  Unrealized   Unrealized     Market
                                          Cost      Gains        Losses       Value
                                       ---------  ----------  -----------  ----------
U.S Treasury and other U.S. government
  agencies                              $ 10,909    $   74       ($  114)    $ 10,869
Obligations of states and political
  subdivisions                            13,289       346          (436)      13,199
Mortgage backed securities                52,279       807           (80)      53,006
Collateralized mortgage obligations       45,309       306          (114)      45,501
Corporate notes                           80,638        31        (3,649)      77,020
                                       ---------   -------       --------    --------
Total debt securities                    202,424     1,564        (4,393)     199,595
Equity securities                        108,268     2,462        (1,136)     109,594
                                       ---------   -------       --------    --------
Total securities available for sale     $310,692    $4,026       ($5,529)    $309,189
                                       =========   =======       ========   =========


   The amortized cost and estimated fair value of debt securities as of June 30, 2004 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in thousands)

                                        Amortized    Fair
                                          Cost       Value
                                        --------- ----------
Due after one year through five years    $    150   $    149
Due after five years through ten years      8,979      8,689
Due after ten years                        85,756     83,867
                                        ---------   --------
Total debt securities                      94,885     92,705
Mortgage backed securities                 57,395     56,663
Collateralized mortgage obligations        52,598     51,978
                                        ---------   --------
Total debt securities                    $204,878   $201,346
                                        =========   ========

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Total assets of PennRock increased $29.7 million or 2.7% from year-end 2003. Loans grew $17.6 million, securities available for sale decreased $2.0 million, deposits increased $26.6 million while borrowed funds decreased $3.1 million.

   Net income for the second quarter of 2004 was $3.1 million or $.41 per share compared with $3.7 million or $.48 per share for the second quarter of 2003, a decrease of $546,000 or 14.9%. Dividends paid in the second quarter of 2004 totaled $1.5 million or $.20 per share and $1.4 million or $.18 per share for the second quarter of 2003.

   For the first six months of 2004, net income totaled $7.2 million or $0.95 per share compared with $7.3 million or $0.95 per share for the first six months of 2003, a decrease of $24,000 or 0.3%. Net interest income increased $514,000, non-interest income excluding security gains and losses increased $149,000 and non-interest expenses increased $796,000. Dividends of $3.1 million or $.40 per share were paid in the first six months of 2004 compared with $2.8 million or $.36 per share in 2003. The dividend payout ratio was 42% in 2004 and 38% in 2003.

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

   Table 1 presents net interest income on a fully taxable equivalent basis for the second quarter and first six months of 2004 and 2003. For the second quarter of 2004, net interest income on a fully taxable equivalent basis totaled $9.6 million, an increase of $35,000 or 0.4% from $9.5 million earned for the same period of 2003. For the first six months of 2004 and 2003, net interest income on a fully taxable equivalent basis totaled $19.1 million and $18.5 million, respectively.



TABLE 1 - NET INTEREST INCOME
                                Three Months Ended       Six months Ended
(Amounts in thousands)               June 30,                June 30,
                               --------------------    --------------------
                                  2004       2003         2004       2003
                               ---------  ---------    ---------  ---------
Total interest income            $13,449    $13,546      $26,784    $26,902
Total interest expense             4,316      4,447        8,628      9,260
                                 -------    -------     --------   --------
Net interest income                9,133      9,099       18,156     17,642
Tax equivalent adjustment            438        437          901        826
                                 -------    -------     --------   --------
Net interest income
  (fully taxable equivalent)     $ 9,571    $ 9,536      $19,057    $18,468
                                 =======    =======     ========   ========

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

   Table 2 presents the average balances, taxable equivalent interest income and expense and rates for PennRock's assets and liabilities for the three and six months ended June 30, 2004 and 2003.

   Net interest income earned in the second quarter of 2004 was essentially unchanged from the second quarter of last year as both the yield on earning assets and cost of funds declined. For the first six months of 2004, although net interest income increased from the first six months of 2003, the net interest spread and net interest margin declined.



TABLE 2 - AVERAGE BALANCES, RATES, AND INTEREST INCOME AND EXPENSE
(Taxable equivalent basis)
                                                Three Months Ended June 30,
(Amounts in thousands)             ------------------------------------------------------
                                              2004                       2003
                                   ---------------------------  --------------------------
                                     Average           Yield/   Average            Yield/
                                     Balance  Interest  Rate    Balance   Interest  Rate
                                   ---------- -------- ------- ---------- -------- -------
ASSETS
Interest earning assets:
 Short-term investments            $    5,170  $     6   0.47% $    2,642   $    3   0.46%
 Mortgages held for sale                3,717       65   7.01%      8,123      124   6.12%
 Securities available for sale        306,207    2,990   3.92%    308,133    2,862   3.73%
 Loans:
  Mortgage                            414,451    6,294   6.09%    367,461    6,811   7.43%
  Commercial                          206,246    3,194   6.21%    173,379    2,741   6.34%
  Consumer                             97,183    1,343   5.54%     87,859    1,442   6.58%
                                   ----------  -------         ----------  -------
  Total loans                         717,880   10,831   6.05%    628,699   10,994   7.01%
                                   ----------  -------         ----------  -------
 Total earning assets               1,032,974   13,892   5.39%    947,597   13,983   5.92%
Other assets                           90,743  -------             88,838  -------
                                   ----------                  ----------
                                   $1,123,717                  $1,036,435
                                   ==========                  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
 Demand                            $  223,603      558   1.00% $  214,430      538   1.01%
 Savings                               93,845      175   0.75%     85,700      178   0.83%
 Time                                 342,673    2,088   2.44%    297,703    1,842   2.48%
                                   ----------  -------         ----------  -------
 Total interest bearing deposits      660,121    2,821   1.71%    597,833    2,558   1.72%
Short-term borrowings                  95,808      273   1.14%     88,194      273   1.24%
Long-term debt                        102,000    1,227   4.82%    119,033    1,616   5.45%
                                   ----------  -------         ----------  -------
Total interest bearing liabilities    857,929    4,321   2.02%    805,060    4,447   2.22%
Non-interest bearing deposits         150,405  -------            129,709  -------
Other liabilities                      14,096                      11,993
Stockholders' equity                  101,287                      89,673
                                   ----------                  ----------
Total liabilities and stockholders'
 equity                            $1,123,717                  $1,036,435
                                   ==========                  ==========
Net interest income                            $ 9,571                     $ 9,536
                                               =======                     =======
Interest rate spread                                     3.37%                       3.70%
                                                        ======                      ======
Net interest margin                                      3.72%                       4.04%
                                                        ======                      ======


TABLE 2 - AVERAGE BALANCES, RATES, AND INTEREST INCOME AND EXPENSE (Continued)
(Taxable equivalent basis)
                                                  Six months Ended June 30,
(Amounts in thousands)             -------------------------------------------------------
                                              2004                        2003
                                   --------------------------- ---------------------------
                                     Average           Yield/    Average           Yield/
                                     Balance  Interest  Rate     Balance  Interest  Rate
                                   ---------- -------- ------- ---------- -------- -------
ASSETS
Interest earning assets:
 Short-term investments            $    5,406  $    14   0.52% $    3,372   $   19   1.14%
 Mortgages held for sale                2,405       86   7.17%      8,393      264   6.34%
 Securities available for sale        304,499    6,126   4.03%    301,129    6,069   4.06%
 Loans:
  Mortgage                            413,873   12,784   6.19%    357,508   13,198   7.44%
  Commercial                          204,298    5,986   5.88%    170,907    5,263   6.21%
  Consumer                             96,705    2,693   5.58%     88,184    2,915   6.67%
                                   ----------  -------         ----------  -------
  Total loans                         714,876   21,463   6.02%    616,599   21,376   6.99%
                                   ----------  -------         ----------  -------
 Total earning assets               1,027,186   27,689   5.41%    929,493   27,728   6.02%
Other assets                           89,931  -------             87,950  -------
                                   ----------                  ----------
                                   $1,117,117                  $1,017,443
                                   ==========                  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
 Demand                            $  221,316    1,105   1.00% $  215,235    1,193   1.12%
 Savings                               91,931      343   0.75%     84,092      381   0.91%
 Time                                 342,837    4,176   2.44%    305,177    3,890   2.57%
                                   ----------  -------         ----------  -------
 Total interest bearing deposits      656,084    5,624   1.72%    604,504    5,464   1.82%
Short-term borrowings                  99,026      558   1.13%     65,958      399   1.22%
Long-term debt                        102,000    2,450   4.82%    122,994    3,397   5.57%
                                   ----------  -------         ----------  -------
Total interest bearing liabilities    857,110    8,632   2.02%    793,456    9,260   2.35%
Non-interest bearing deposits         146,152  -------            122,887  -------
Other liabilities                      12,568                      11,905
Stockholders' equity                  101,287                      89,195
                                   ----------                  ----------
Total liabilities and stockholders'
 equity                            $1,117,117                  $1,017,443
                                   ==========                  ==========
Net interest income                            $19,057                     $18,468
                                               =======                     =======
Interest rate spread                                     3.39%                       3.66%
                                                        ======                      ======
Net interest margin                                      3.72%                       4.01%
                                                        ======                      ======


   Having operated in an historically low interest rate environment for several years, we have structured the balance sheet so that our net interest income would improve if interest rates were to increase. On June 30, 2004, the Federal Reserve increased interest rates for the first time in over four years. However, since the increase came late in June, net interest income for the second quarter did not benefit from this increase. We do expect the increase to benefit our margins in the third quarter.

NON-INTEREST INCOME

   Table 3 indicates changes in the major categories of non-interest income for the three and six months ended June 30, 2004 and 2003. PennRock generates non-interest income in connection with fees charged on deposits and other products, asset management and trust services, retirement plan administration fees, sales of securities through the implementation of management's asset/liability policy, increases in the cash surrender value of bank-owned life insurance, sale and servicing of mortgage loans, and merchant, ATM and debit card fees.

TABLE 3 - NON-INTEREST INCOME

(Amounts in thousands)

                                             Three Months Ended
                                                   June 30,
                                     --------------------------------------
                                        2004      2003         Change
                                     --------- --------- ------------------
Service charges on deposit accounts    $  819    $  822      ($  3)      0%
Other service charges and fees             98        85         13      15%
Financial services                      1,172     1,270        (98)     (8%)
Net gains (losses) on sale of available
  for sale securities                      (8)        5        (13)   (260%)
Mortgage banking                          172       219        (47)    (21%)
Increase in cash surrender value of
  bank owned life insurance               247       298        (51)    (17%)
Other                                     590       590          0       0%
                                       -------   -------     ------
Total                                  $3,090    $3,289      ($199)     (6%)
                                       =======   =======     ======    =====

                                                Six Months Ended
                                                     June 30,
                                     ---------------------------------------
                                        2004      2003         Change
                                     --------- --------- -------------------
Service charges on deposit accounts    $1,627    $1,561      $  66       4%
Other service charges and fees            190       156         34      22%
Financial services                      2,550     2,541          9       0%
Net gains on sale of available
  for sale securities                     632       256        376     147%
Mortgage banking                          415       479        (64)    (13%)
Increase in cash surrender value of
  bank owned life insurance               508       600        (98)    (15%)
Other                                   1,217     1,021        196      19%
                                       -------   -------     ------
Total                                  $7,139    $6,614       $525       8%
                                       =======   =======     ======    =====


   Total non-interest income decreased $199,000 or 6% in the second quarter of 2004 from the second quarter of 2003 but increased $525,000 or 8% for the first half of 2004 from 2003. The decrease in income from mortgage banking reflects a reduction in volume of mortgage refinancing activity from 2003. The decrease in earnings on the bank owned life insurance reflects a decrease in yield of the underlying securities. For the first six months of 2004, security gains totaled $632,000 consisting of a $628,000 gain in debt securities and a $4,000 gain on equity securities. The gain in debt secruities is primarily the result of sales, during the first quarter of 2004, of higher coupon "odd-lot" mortgage backed security pools that had experienced rapid prepayments from mortgage refinancings. The proceeds from the sales were used to purchase larger pools of lower-coupon mortgage-backed securities with more stable prepayment speeds. Security gains in the first half of 2003 totaled $256,000.

NON-INTEREST EXPENSE

   Table 4 indicates changes in the major categories of non-interest expense for the three and six months ended June 30, 2004 and 2003.

TABLE 4 - NON-INTEREST EXPENSE

(Amounts in thousands)

                                              Three Months Ended
                                                    June 30,
                                     ---------------------------------------
                                        2004      2003         Change
                                     --------- --------- -------------------
Salaries and benefits                  $4,937     $4,442      $495      11%
Occupancy expenses, net                   559        488        71      15%
Equipment depreciation and service        319        320        (1)      0%
Advertising and marketing                 307        270        37      14%
Computer program amortization and
  maintenance                             224        273       (49)    (18%)
Other                                   1,490      1,624      (134)     (8%)
                                       -------    -------     -----
Total                                  $7,836     $7,417      $419       6%
                                       =======    =======     =====    =====

                                        Six Months Ended
                                            June 30,
                                     ---------------------------------------
                                        2004      2003         Change
                                     --------- --------- -------------------
Salaries and benefits                 $ 9,798   $ 8,890       $908      10%
Occupancy expenses, net                 1,055       998         57       6%
Equipment depreciation and service        539       661       (122)    (18%)
Advertising and marketing                 497       433         64      15%
Computer program amortization and
  maintenance                             452       507        (55)    (11%)
Other                                   2,955     3,011        (56)     (2%)
                                      --------  --------      -----
Total                                 $15,296   $14,500       $796       5%
                                      ========  ========      =====    =====

   Total non-interest expense for the second quarter of 2004 increased $419,000 or 6% over the second quarter of 2003 which is attributable to salaries and employee benefit expenses which increased $495,000 million or 11%. For the first half of 2004, non-interest expenses totaled $15.3 million which was $796,000 or 5% higher than the first half of 2003. Salaries and benefit expenses increased $908,000 or 10% from last year. The number of full-time equivalent employees increased by 5, from 344 in at June 30, 2003 to 349 at June 30, 2004. Also contributing to the increase of benefit expenses was a significant increase in employee health insurance premiums. All other non-interest expenses decreased by a net $112,000 or 2% from last year.
   Included in the other non-interest expense category are legal, consulting and other professional fees, supplies, liability insurance, fees for outsourced services and shares tax expense.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

   The provision for loan losses charged to earnings was $167,000 for the second quarter of 2004 compared with $455,000 for the second quarter of last year. The provision totaled $565,000 for the first six months of 2004 compared with $905,000 for the first six months of 2003. The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. The adequacy of the allowance is examined in light of past loan loss experience, current economic conditions, volume of non-performing and delinquent loans and other relevant factors. For a more detailed discussion of PennRock's methodology for determining the adequacy of the allowance, see "Allowance for Loan Losses" on page 23 of PennRock's Annual Report on Form 10-K for the year ended December 31, 2003.



TABLE 5 - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                           Three Months Ended     Six months Ended
(Amounts in thousands)                          June 30,              June 30,
                                           -------------------  ---------------------
                                             2004       2003       2004       2003
                                          ---------  ---------  ----------  ----------
-
Balance, beginning of period              $  8,949   $  7,221   $  8,643    $  7,075
Provision charged to operating expense         167        455        565         905

Total loans charged off                        (33)      (158)      (140)       (471)
Total recoveries                               115        120        130         126
                                          ---------   --------   ---------  ---------
Net (charge-offs) recoveries                    82        (38)       (10)       (342)
                                          ---------   --------   ---------  ---------
Balance, end of period                    $  9,198   $  7,638    $  9,198   $  7,638
                                          =========  =========   =========  =========
Total loans:
  Average                                 $718,570   $629,711    $715,677   $617,705
  Period-end                               729,507    642,228     729,507    642,228

Ratios:
  Net charge-offs (recoveries) to
    average loans (annualized)             (0.05%)      0.02%       0.00%      0.11%
  Allowance for loan losses to
    period-end loans                        1.26%       1.19%       1.26%      1.19%



NON-PERFORMING ASSETS

   Table 6 reflects PennRock's non-performing assets at June 30, 2004, December 31, 2003 and June 30, 2003. PennRock's policy is to discontinue the accrual of interest on loans for which the principal or interest is past due 90 days or more unless the loan is well secured and corrective action has begun or the loan is in the process of collection. When a loan is placed on non-accrual status, any unpaid interest is charged against income. Other real estate owned represents property acquired through foreclosure.



TABLE 6 - NON-PERFORMING ASSETS

                                       June 30,   December 31,
(Amounts in thousands)                    2004         2003
                                      -----------   ----------
Non-accrual loans                           $586         $951
Loans accruing but 90 days past due
  as to principal or interest                267          617
                                        ---------    ---------
Total non-performing loans                   853        1,568
Other real estate owned                       12           66
                                        ---------    ---------
Total non-performing assets                 $865       $1,634
                                        =========    =========
Ratios:
  Non-accrual loans to total loans          0.12%        0.22%
  Non-accrual loans to total loans and
    other real estate owned                 0.12%        0.23%
  Allowance for loan losses to
    non-performing loans                1,078.31%      551.21%



   Total non-performing loans decreased $769,000 or 47% from year-end. The proportion of non-performing loans to total loans decreased from 0.22% at year-end to 0.12% as of June 30, 2004. The coverage ratio of the allowance for loan losses to non-performing loans increased from 551% at year-end 2003 to 1,078% as of June 30, 2004. As a result of the significant decrease in non-performing assets from year-end 2003 and the amount of net credit losses realized, our analysis indicated that the alowance for loan losses was adequate to cover losses in the portfolio. Therefore, we discontinued additions to the allowance for loan losses in the second quarter of 2004.
   We will begin adding to the allowance when the adequacy of the allowance indicates that is is necessary to do so.

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

   Total deposits increased $26.6 million or 3.4% since the prior from year-end. Non-maturity deposits increased $75.9 million from year-end while time deposits under $100,000 decreased by $55.6 million. Short-term borrowed funds declined by $3.1 million and long-term debt was unchanged. Borrowed funds represented 230% of tier one capital as of June 30, 2004 and 234% of tier one capital as of December 31, 2003. Management's policy is to limit borrowed funds to no more than 250% of tier one capital.

   Table 7 reflects the changes in the major classifications of deposits and borrowed funds by comparing the balances at the end of the second quarter of 2004 with year-end 2003.

TABLE 7 - DEPOSITS AND BORROWED FUNDS BY MAJOR CLASSIFICATION


 (Amounts in thousands)
                                    June 30,   December 31,
                                      2004         2003
                                  -----------  -----------
Non-interest bearing                 $152,306     $140,753
NOW accounts                           47,672       48,408
Money market deposit accounts         225,538      168,130
Savings accounts                       96,160       88,438
                                   ----------    ---------
Total non-maturity deposits           521,676      445,729
Time deposits under $100,000          235,203      290,773
                                   ----------    ---------
Total core deposits                   756,879      736,502
Time deposits of $100,000 or more      53,720       47,540
                                   ----------    ---------
Total deposits                        810,599      784,042
Short-term borrowings                 109,869      112,962
Long-term debt                        102,000      102,000
                                   ----------    ---------
Total deposits and borrowed funds  $1,022,468     $999,004
                                   ==========    =========



CAPITAL RESOURCES

   Total stockholders' equity increased $2.0 million or 2.1% since year end 2003. Stockholders' equity is impacted by changes in the unrealized market gains and losses of the securities available for sale portfolio, net of deferred taxes and is shown on the consolidated balance sheets as a component of stockholders' equity as accumulated other comprehensive loss, net of tax. The net unrealized loss increased by $2.7 million from year-end 2003. The net unrealized gains and losses of the securities available for sale portfolio are excluded from computations of regulatory ratios.

   Table 8 shows PennRock's capital resources as of June 30, 2004 and at December 31, 2003. PennRock and its subsidiary bank exceed all minimum capital guidelines.

TABLE 8 - CAPITAL RESOURCES

                                         June 30,   December 31,
                                           2004         2003
                                      ------------- -----------

  Leverage ratio:
   Total capital to total
     average assets                        9.09%        9.09%
   Tier 1 capital to total
     average assets                        8.27%        8.23%
  Risk-based capital ratios:
   Tier 1 capital to risk weighted
     assets                               10.76%       10.54%
   Total capital to risk weighted
     assets                               11.84%       11.64%


Item 3. Quantitative and Qualitative Disclosures About Market Risk

   Market risk is the risk of loss from adverse changes in market prices and rates. Our primary market risk arises from interest-rate risk. We acquire interest earning assets (loans and securities) and fund them with interest-bearing and non-interest bearing liabilities (deposits and borrowings). These financial instruments have varying degrees of sensitivity to changes in market interest rates. The disparity of sensitivity between these financial assets and liabilities creates interest rate risk. We believe there have been no material changes in the levels of interest rate risk exposure since year-end 2003. Further information on interest rate risk can be found under the caption "Quantitative and Qualitative Disclosures About Market Risk" on pages 29 in PennRock's 2003 Annual Report on Form 10-K.

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



                           PART II.  OTHER INFORMATION
                           ---------------------------
                       For the Quarter ended June 30, 2004

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On June 25, 2003, the Board of Directors authorized the repurchase of up to 300,000 shares of its common stock to be used for future stock dividends and splits, employee benefit plans and other appropriate corporate purposes. The following table shows the repurchases of common stock by PennRock during the second quarter of 2004 under this plan. All purchases made in the second quarter were part of this publicly announced plan.

                                                   Total Number of    Maximum Number
                               Total     Average   Shares Purchased   of Shares that
                             Number of    Price       as Part of       May Yet Be
                              Shares      Paid         Publicly      Purchased Under
                             Purchased  Per Share  Announced Plan       the Plan
                             ---------  ---------  ----------------  ---------------
April 1 to April 30, 2004        None                                      253,905
May 1 to May 31, 2004          13,443      $27.94       13,443             240,462
June 1 to June 22, 2004           500       29.58          500             239,962
                              -------     -------      -------
Total                          13,943      $28.00       13,943
                              =======     =======      =======


On June 23, 2004, the Board of Directors authorized a new plan for the repurchase of up to 300,000 shares of its common stock to be used for the same purposes as described under the 2003 plan. There were no shares repurchased under the new plan as of June 30, 2004.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (the "Meeting") of PennRock Financial Services Corp. was held on April 27, 2004. Notice of the meeting was mailed to shareholders on or about April 1, 2004, together with proxy materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

The Meeting was held for the purpose of electing four Class B directors to hold office for three years from the date of the election and until their successors are elected and have qualified.

There were no solicitations in opposition to the nominees of the Board of Directors for the election to the Board. All nominees of the Board of Directors were elected. The number of votes cast or withheld was as follows:


                                                       Votes
                       Nominees         Votes for     Withheld
                 --------------------- ------------  ----------
                    Irving E. Bressler  5,450,009        64,091
                    Sandra J. Bricker   5,446,457        67,643
                    Elton Horning       5,451,648        62,452
                    Glenn H. Weaver     5,120,446       393,654

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

   (b) Reports on Form 8-K.

       A current report on Form 8-K dated April 1, 2004 was filed with the Securities and Exchange Commission on or about April 1, 2004. The report was filed under Item 5 which disclosed a press release, dated April 1, 2004, announcing the formation of a new trust company, PennRock Financial Advisors, NA.

       A current report on Form 8-K dated April 20, 2004 was filed with the Securities and Exchange Commission on or about April 20, 2004. The report was filed under Item 12 which disclosed a press release, dated April 20, 2004, announcing PennRock's earnings for the first quarter of 2004.

       A current report on Form 8-K dated June 9, 2004 was filed with the Securities and Exchange Commission on or about June 9, 2004. The report was filed under Item 5 which disclosed a press release, dated June 9, 2004, announcing that PennRock had declared a cash dividend.

       A current report on Form 8-K dated June 22, 2004 was filed with the Securities and Exchange Commission on or about June 24, 2004. The report was filed under Item 5 which disclosed a press release, dated June 22, 2004, announcing that PennRock had authorized the repurchase of up to 300,000 shares of common stock.

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


Date: August 9, 2004          By:  /s/Melvin Pankuch
-----------------------       -----------------------------------------------
                                   Melvin Pankuch
                                   Executive Vice President and
                                   Chief Executive Officer

Date: August 9, 2004          By:  /s/George B. Crisp
------------------------      -----------------------------------------------
                                   George B. Crisp
                                   Vice President and Treasurer
                                   (Principal Financial and Accounting Officer)


                                 Exhibit Index
                                ----------------

    Exhibit Number                        Description
    --------------    ---------------------------------------------------------

      31.1            Certification of the Chief Executive Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2            Certification of the Chief Financial Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.

      32              Certification of the Chief Executive Officer and the
                      Chief Financial Officer pursuant to 18 U.S.C. Section
                      1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.