Form 10-Q
period 2004-09-30
PENNROCK FINANCIAL SERVICES CORP
filed 2004-11-09
CIK 790988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004	Commission file number 0-15040

PENNROCK FINANCIAL SERVICES CORP.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	23-2400021

(State of incorporation)	(IRS Employer Identification Number)

1060 Main Street
Blue Ball, Pennsylvania	17506

(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code (717) 354-4541

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2), has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

Indicate by check mark whether the registrant is accelerated filer (as defined in Rule 12b-2 of the Exchange Act.

Yes ☒     No ☐

As of October 27, 2004, there were 7,640,515 shares of Common Stock, Par Value $2.50 Per Share, outstanding.

PennRock Financial Services Corp. and Subsidiaries

PennRock Financial Services Corp. and Subsidiaries

PART I. FINANCIAL INFORMATION
For the Quarter Ended September 30, 2004

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	September 30	December 31
Amounts in thousands except share and per share data	2004	2003
	(Unaudited)
ASSETS
Cash and due from banks	$24,903	$17,858
Short-term investments	4,523	6,283

Cash and cash equivalents	29,426	24,141
Mortgages held for sale	849	2,004
Securities available for sale (at fair value)	301,352	309,189
Loans	745,390	711,902
Allowance for loan losses	(9,019)	(8,643)

Net loans	736,371	703,259
Premises and equipment	16,347	16,283
Accrued interest receivable	3,284	3,100
Bank owned life insurance	28,312	27,609
Other assets	30,938	23,155

Total assets	$1,146,879	$1,108,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$151,481	$140,753
Interest bearing	679,857	643,289

Total deposits	831,338	784,042
Short-term borrowings	99,539	112,962
Long-term debt	102,000	102,000
Accrued interest payable	2,625	2,353
Other liabilities	8,797	9,376

Total liabilities	1,044,299	1,010,733
Stockholders’ Equity:
Common stock, par value $2.50 per share; authorized – 20,000,000 shares; issued – 7,718,543 shares	19,296	19,296
Surplus	53,678	53,677
Accumulated other comprehensive loss, net of tax	(2,994)	(991)
Retained earnings	34,372	28,134
Treasury stock at cost (93,355 and 119,217 shares)	(1,772)	(2,109)

Total stockholders’ equity	102,580	98,007

Total liabilities and stockholders’ equity	$1,146,879	$1,108,740

See accompanying notes to consolidated financial statements.

PennRock Financial Services Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
In thousands, except share and per share data	2004	2003	2004	2003
Interest income:
Interest and fees on loans	$10,854	$10,632	$32,180	$31,926
Securities available for sale:
Taxable	2,827	2,067	7,888	6,960
Tax-exempt	143	214	440	644
Other	38	157	138	442

Total interest income	13,862	13,070	40,646	39,972

Interest expense:
Deposits	3,148	2,687	8,772	8,151
Short-term borrowings	472	325	1,030	724
Long-term debt	1,236	1,246	3,682	4,643

Total interest expense	4,856	4,258	13,484	13,518

Net interest income	9,006	8,812	27,162	26,454
Provision for loan losses	0	460	565	1,365

Net interest income after provision for loan losses	9,006	8,352	26,597	25,089

Non-interest income:
Service charges on deposit accounts	850	876	2,477	2,437
Other service charges and fees	103	99	293	255
Financial services	1,164	1,194	3,714	3,735
Net realized gains on sales of available for sale securities	77	93	709	349
Mortgage banking	206	341	621	820
Increase in cash surrender value of bank owned life insurance	236	291	744	891
Other	754	531	1,971	1,552

Total non-interest income	3,390	3,425	10,529	10,039

Non-interest expenses:
Salaries and benefits	4,763	4,661	14,561	13,551
Occupancy, net	524	530	1,579	1,528
Equipment depreciation and service	302	310	841	972
Other	2,094	2,138	5,998	6,088

Total non-interest expense	7,683	7,639	22,979	22,139

Income before income taxes	4,713	4,138	14,147	12,989
Income taxes	1,104	855	3,300	2,444

Net income	$3,609	$3,283	$10,847	$10,545

Per share information:
Basic earnings	$0.47	$0.43	$1.42	$1.38
Diluted earnings	0.47	0.43	1.40	1.37
Cash dividends	0.20	0.19	0.60	0.55
Weighted average number of shares outstanding:
Basic	7,650,627	7,622,231	7,665,003	7,616,226
Diluted	7,735,703	7,715,806	7,750,079	7,709,801

See accompanying notes to consolidated financial statements.

PennRock Financial Services Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Amounts in thousands	2004	2003	2004	2003
Net income	$3,609	$3,283	$10,847	$10,545
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale:
Gain (loss) arising during the period, net of tax	702	(1,188)	(1,542)	238
Reclassification adjustment for gains included in net income, net of tax	(50)	(60)	(461)	(227)

Other comprehensive income (loss)	652	(1,248)	(2,003)	11

Comprehensive income	$4,261	$2,035	$8,844	$10,556

See accompanying notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
Amounts in thousands	2004	2003
Net cash provided by operations	$6,730	$7,634
Investing activities:
Proceeds from sales of securities available for sale	88,600	78,654
Purchases of securities available for sale	(118,521)	(174,991)
Maturities of securities available for sale	34,287	94,382
Net increase in loans	(34,413)	(79,310)
Purchases of premises and equipment	(999)	(613)
Sales of other real estate owned		148

Net cash used in investing activities	(31,046)	(81,730)

Financing activities:
Net increase in non-interest bearing deposits	10,728	8,164
Net increase (decrease) in interest bearing deposits:	36,567	(3,449)
Net increase (decrease) in short-term borrowings	(13,422)	94,009
Decrease in long-term debt		(25,000)
Issuance of treasury stock	1,619	1,380
Acquisition of treasury stock	(1,304)	(923)
Cash dividends	(4,587)	(4,214)

Net cash provided by financing activities	29,601	69,967

Increase (decrease) in cash and cash equivalents	5,285	(4,129)
Cash and cash equivalents, beginning of year	24,141	32,319

Cash and cash equivalents, end of period	$29,426	$28,190

See accompanying notes to consolidated financial statements.

PennRock Financial Services Corp. and Subsidiaries

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2004

NOTE 1: BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of PennRock Financial Services Corp. and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

The information contained in the financial statements is unaudited. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of interim periods have been made. These unaudited interim statements are presented in accordance with the requirements of Form 10-Q, accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. These condensed notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in PennRock’s Annual Report on Form 10-K for the year ended December 31, 2003.

Earnings per share (“EPS”):

Basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated by dividing net income by the weighted-average number of shares outstanding during the period plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued consist of outstanding stock options and are determined by using the treasury stock method. Adjustments to net income and the weighted average number of shares of common stock are made only when such adjustments dilute earnings per share. For the three and nine months ending September 30, 2004, options to purchase 15,000 shares of PennRock’s common stock were excluded from the EPS calculation because such options were antidilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net income in thousands	2004	2003	2004	2003
Net income	$3,609	$3,283	$10,847	$10,545
Average number of common shares Outstanding	7,650,627	7,622,231	7,665,003	7,616,226

Basic earnings per share	$0.47	$0.43	$1.42	$1.38

Add effect of dilutive options	85,076	93,575	85,076	93,575

Diluted average number of shares Outstanding	7,735,703	7,715,806	7,750,079	7,709,801

Diluted earnings per share	$0.47	$0.43	$1.40	$1.37

PennRock Financial Services Corp. and Subsidiaries

Stock based employee compensation:

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

SFAS No. 148 has also amended APB Opinion 28, “Interim Financial Reporting” to require that public companies provide a tabular presentation similar to that called for in annual statements in condensed quarterly statements if, for any period presented, the intrinsic value method is used. PennRock adopted the provisions of SFAS No. 148 in December 2002 but will continue to account for stock-based employee compensation under the intrinsic value method in accordance with APB 25.

Pro forma information regarding net income and earnings per share has been determined as if we had accounted for all stock-based compensation under the fair value method of SFAS 123.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Amounts in thousands except per share data	2004	2003	2004	2003
Net income as reported	$3,609	$3,283	$10,847	$10,545
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax effect	(72)	(55)	(193)	(180)

Pro-forma net income	$3,537	$3,228	$10,654	$10,365

Earnings per share:
Basic – as reported	$0.47	$0.43	$1.42	$1.38
Basic – pro-forma	0.46	0.42	1.39	1.36
Diluted – as reported	0.47	0.42	1.40	1.36
Diluted – pro-forma	0.46	0.42	1.37	1.34

We estimate the fair value of each option on the grant date using the Black-Scholes option-pricing model with the follow weighted average assumptions used options granted for 2004 and 2003:

	2004	2003
Dividend yield	2.86%	2.62%
Expected volatility	81.00%	40.00%
Risk-free interest rate	5.53%	4.89%
Expected average life	8 years	8 years

On June 14, 2004, under the Stock Incentive Plan of 2002 (“the Plan”), the Board of Directors granted stock options totaling 45,000 shares at an exercise price of $28.12 per share which was the fair market value of PennRock’s common stock on the date of the grant as determined in accordance with provisions of the Plan.

PennRock Financial Services Corp. and Subsidiaries

NOTE 2. BUSINESS

PennRock is a bank holding company incorporated in 1986 under the laws of Pennsylvania. Blue Ball National Bank (“the Bank”), The National Advisory Group, Inc. (“National”), Pension Consulting Services, Inc. (“PCS”) and 1906 Founders, Inc. are wholly owned subsidiaries of PennRock. The Bank provides a broad range of banking, trust and other financial services to consumers, small businesses and corporations in south-central and southeastern Pennsylvania. PennRock Insurance Group, Inc. (“PIGI”) and PennRock Financial Advisors, NA. (“PFA”) are wholly owned subsidiaries of the Bank. On April 1, 2004, the net assets of National and each of its subsidiaries and the net assets of PCS as well as all operations of these companies were transferred to PFA. At the same time, the operations of the Bank’s Financial Services Division, including trust operations, were transferred to PFA. All employees of National and PCS became employees of the Bank and are contracted to PFA. The purpose of the reorganization is to promote operating efficiencies and the cross-selling of services among the various corporations. PFA is a limited purpose bank. PIGI began operations in the first quarter of 1999 to offer and sell annuity and other insurance products. 1906 Founders, Inc. owns and manages certain investment securities.

NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES

The financial statements do not reflect various commitments and contingent liabilities, such as commitments to extend credit, letters of credit and liability for assets held in a fiduciary capacity, which arise in the normal course of business. Commitments under outstanding letters of credit amounted to $52.5 million and commitments to extend credit totaled $153.9 million at September 30, 2004. Management does not anticipate any significant loss as a result of these transactions.

NOTE 4. SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of securities available for sale are as follows:

	September 30, 2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
Amounts in thousands	Cost	Gains	Losses	Value
U.S. government agency securities	$13,136	$36	($126)	$13,046
Obligations of states and political subdivision	10,779	214	(219)	10,774
Mortgage-backed securities	86,924	162	(680)	86,406
Collateral mortgage obligations	54,100	129	(562)	53,667
Floating rate corporate notes	71,056	165	(1,676)	69,545

Total debt securities	235,995	706	(3,263)	233,438
Equity securities	69,963	459	(2,508)	67,914

Total securities available for sale	$305,958	$1,165	($5,771)	$301,352

PennRock Financial Services Corp. and Subsidiaries

	December 31, 2003
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
Amounts in thousands	Cost	Gains	Losses	Value
U.S. government agency securities	$10,909	$74	($114)	$10,869
Obligations of states and political subdivision	13,289	346	(436)	13,199
Mortgage-backed securities	52,279	807	(80)	53,006
Collateral mortgage obligations	45,309	306	(114)	45,501
Floating rate corporate notes	80,638	31	(3,649)	77,020

Total debt securities	202,424	1,564	(4,393)	199,595
Equity securities	108,268	2,462	(1,136)	109,594

Total securities available for sale	$310,692	$4,026	($5,529)	$309,189

The amortized cost and estimated fair value of debt securities as of September 30, 2004 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
Amounts in thousands	Cost	Value
Due after one year through five years	$160	$159
Due after five years through ten years	8,976	8,877
Due after ten years	85,835	84,329

	94,971	93,365
Mortgage backed securities	86,924	86,406
Collateralized mortgage obligations	54,100	53,667

Total debt securities	$235,995	$233,438

PennRock Financial Services Corp. and Subsidiaries

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents management’s discussion and analysis of the financial condition and results of operations of PennRock Financial Services Corp. and its subsidiaries. This discussion should be read in conjunction with the financial statements which appear elsewhere in this report.

FORWARD LOOKING STATEMENTS

In this report, we may have included certain forward looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements. In order to comply with the terms of the safe harbor, we must inform you that a variety of factors could cause the Company’s actual results and experiences to differ materially from the anticipated results or other expectations expressed in these forward looking statements. Our ability to predict the results or the effect of future plans and strategies is inherently uncertain. Factors that could affect future results include changes in market interest rates, local and national economic trends and conditions, competition for products and services, changes in customer preferences, legislative and regulatory changes, delinquency rates on loans, changes in accounting principles, policies or guidelines, or the failure of major customers, vendors or suppliers. You should consider these factors in evaluating any forward looking statements and not place undue reliance on such statements. We are not obligated to publicly update any forward looking statements we may make in this report to reflect the impact of subsequent events.

CRITICAL ACCOUNTING POLICIES

PennRock’s financial position and results of operations are impacted by management’s application of accounting policies involving judgments made to arrive at the carrying value of certain assets. In implementing its policies, management must make estimates and assumptions about the effect of matters that are inherently less than certain. Actual results could differ significantly from these estimates which could materially affect the amounts of our assets, liabilities, income and expenses. A variety of estimates impact the carrying value of the loan portfolio, including the amount of the allowance for loan losses, the placement of loans on non-accrual status, and the valuation of mortgages held for sale and mortgage servicing rights. For a more detailed discussion on critical accounting policies, see “Critical Accounting Policies” in PennRock’s Annual Report on Form 10-K for the year ended December 31, 2003.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total assets of PennRock increased $38.1 million or 3.4% from year-end 2003. Loans grew $33.5 million, securities available for sale decreased $7.8 million, deposits increased $47.3 million while borrowed funds decreased $13.4 million.

Net income for the third quarter of 2004 was $3.6 million or $.47 per share compared with $3.3 million or $.43 per share for the third quarter of 2003, an increase of $326,000 or 9.9%. Dividends paid in the third quarter of 2004 totaled $1.5 million or $.20 per share and $1.4 million or $.18 per share for the third quarter of 2003.

For the first nine months of 2004, net income totaled $10.8 million or $1.42 per share compared with $10.5 million or $1.38 per share for the first nine months of 2003, an increase of $302,000 or 2.9%. Net interest income increased $708,000, non-interest income excluding security gains and losses increased $130,000 and non-interest expenses increased $840,000. Dividends of $4.6 million or $.60 per share were paid in the first nine months of 2004 compared with $4.2 million or $.55 per share in 2003. The dividend payout ratio was 42% in 2004 and 40% in 2003.

PennRock Financial Services Corp. and Subsidiaries

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

Table 1 presents net interest income on a fully taxable equivalent basis for the third quarter and first nine months of 2004 and 2003. For the third quarter of 2004, net interest income on a fully taxable equivalent basis totaled $9.4 million, an increase of $117,000 or 1.3% from $9.3 million earned for the same period of 2003. For the first nine months of 2004 and 2003, net interest income on a fully taxable equivalent basis totaled $28.5 million and $27.8 million, respectively.

TABLE 1. — NET INTEREST INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Amounts in thousands	2004	2003	2004	2003
Total interest income	$13,862	$13,070	$40,646	$39,972
Total interest expense	4,856	4,258	13,484	13,518

Net interest income	9,006	8,812	27,162	26,454
Tax equivalent adjustment	436	513	1,337	1,338

Net interest income (taxable equivalent)	$9,442	$9,325	$28,499	$27,792

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

Table 2 presents the average balances, taxable equivalent interest income and expense and rates for PennRock’s assets and liabilities for the three and nine months ended June 30, 2004 and 2003.

Net interest income earned in the third quarter of 2004 increased from the third quarter of last year even though the yield on earning assets declined and funding costs increased. For the third quarter and first nine months of 2004, both net interest spread and net interest margin declined.

PennRock Financial Services Corp. and Subsidiaries

TABLE 2 — AVERAGE BALANCES, RATES, AND INTEREST INCOME AND EXPENSE
(Taxable equivalent basis)

	Three Months Ended September 30,
	2004			2003
	Average		Yield/	Average		Yield/
Amounts in thousands	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest earning assets:
Short-term investments	$5,567	$17	1.21%	$3,970	$6	0.60%
Mortgages held for sale	671	21	12.42%	8,874	152	6.80%
Securities available for sale	323,326	3,339	4.10%	308,549	2,742	3.53%
Loans:
Mortgage	415,083	6,333	6.05%	391,286	6,659	6.75%
Commercial	217,091	3,165	5.78%	177,926	2,694	6.01%
Consumer	99,467	1,423	5.68%	86,555	1,330	6.10%

Total loans	731,641	10,921	5.92%	655,767	10,683	6.46%

Total earning assets	1,061,205	14,298	5.35%	977,160	13,583	5.52%

Other assets	95,320			88,721

Total assets	$1,156,525			$1,065,881

LIABILITIES AND STOCKHOLERS’ EQUITY
Interest bearing deposits:
Demand	$225,672	569	1.00%	$208,953	529	1.00%
Savings	96,871	183	0.75%	87,804	166	0.75%
Time	343,910	2,396	2.76%	132,451	1,992	2.53%

Total interest bearing deposits	666,453	3,148	1.87%	609,208	2,687	1.75%
Short-term borrowings	120,036	472	1.56%	115,439	325	1.12%
Long-term debt	102,000	1,236	4.81%	102,000	1,246	4.85%

Total interest bearing liabilities	888,489	4,856	2.17%	826,647	4,258	2.04%

Non-interest bearing deposits	151,612			132,691
Other liabilities	14,811			12,253
Stockholders’ equity	101,613			94,290

Total liabilities and stockholders’ equity	$1,156,525			$1,065,881

Net interest income		$9,442			$9,325

Net interest spread			3.18%			3.47%

Net interest margin			3.54%			3.79%

PennRock Financial Services Corp. and Subsidiaries

	Nine Months Ended September 30,
	2004			2003
	Average		Yield/	Average		Yield/
Amounts in thousands	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest earning assets:
Short-term investments	$5,460	$31	0.76%	$3,574	$26	0.97%
Mortgages held for sale	1,883	107	7.57%	8,555	416	6.50%
Securities available for sale	310,821	9,464	4.06%	303,630	8,809	3.88%
Loans:
Mortgage	414,345	19,116	6.15%	368,891	19,858	7.20%
Commercial	208,653	9,152	4.84%	173,272	7,957	6.14%
Consumer	97,566	4,113	5.62%	87,635	4,244	6.47%

Total loans	720,564	32,381	5.99%	629,798	32,059	6.81%

Total earning assets	1,038,728	41,983	5.38%	945,557	41,310	5.84%

Other assets	91,690			88,170

Total assets	$1,130,418			$1,033,727

LIABILITIES AND STOCKHOLERS’ EQUITY
Interest bearing deposits:
Demand	$222,778	1,673	1.00%	$213,118	1,723	1.08%
Savings	93,589	525	0.75%	85,343	547	0.86%
Time	343,199	6,574	2.55%	307,628	5,881	2.56%

Total interest bearing deposits	659,566	8,772	1.77%	606,089	8,151	1.80%
Short-term borrowings	106,080	1,030	1.29%	82,633	724	1.17%
Long-term debt	102,000	3,682	4.81%	115,919	4,643	5.36%

Total interest bearing liabilities	867,646	13,484	2.07%	804,641	13,518	2.25%

Non-interest bearing deposits	147,985			126,185
Other liabilities	13,390			11,989
Stockholders’ equity	101,397			90,912

Total liabilities and stockholders’ equity	$1,130,418			$1,033,727

Net interest income		$28,499			$27,792

Net interest spread			3.31%			3.59%

Net interest margin			3.66%			3.93%

Comparing the third quarter of 2004 with the second quarter of 2004:

Although the Federal Reserve raised interest rate 50 percentage points in the third quarter of 2004, the yield on earning assets declined from 5.39% in the second quarter of 2004 to 5.35% in the third quarter. Yields earned on securities available for sale increased from 3.92% to 4.10% in the third quarter while yields on loans decreased from 6.05% to 5.92%. Although the yield on new loans increased from 5.29% for new loans recorded during the second quarter of 2004 to 6.06% for new loans recorded in the third quarter, the fees realized from these new loans declined from $628,000 in the second quarter to $289,000 in the third quarter due to the decrease in new loan volume. New loans totaled $110 million in the second quarter and $68 million in the third quarter. The amount of fees earned is included in the calculation of loan yields.

PennRock Financial Services Corp. and Subsidiaries

The rate paid on interest bearing deposits increased from 2.02% in the second quarter of 2004 to 2.17% in the third quarter. The rate paid on time deposits increased from 2.44% to 2.76% while the rate paid on short-term borrowings increased from 1.14% to 1.56%.

The interest rate spread declined from 3.37% to 3.18%, while the net interest margin declined 3.72% to 3.54% during the third quarter.

Comparing the third quarter of 2004 with the third quarter of 2003:

The yield on earning assets declined from 5.52% during the third quarter of 2003 to 5.35% in the third quarter of 2004. Although the yield on securities available for sale increased from 3.53% to 4.10% in the third quarter of 2004, the yield on loans declined from 6.46% to 5.92%. The cost of interest bearing liabilities increased from 2.04% to 2.17%. Interest bearing deposit costs increased from 1.75% to 1.87% while the rate paid on short-term borrowings increased from 1.12% to 1.56%. The interest rate spread decreased from 3.47% to 3.18% and the net interest margin decreased from 3.79% to 3.54%.

Comparing the first nine months of 2004 with the first nine months of 2003:

The yield on earning assets declined from 5.84% in the first nine months of 2003 to 5.38% for the first nine months of 2004. The yield on securities available for sale increased from 3.88% to 4.06% and the yield on loans declined from 6.81% to 5.99%. The cost of interest bearing liabilities decreased from 2.25% to 2.07%. Interest bearing deposit costs decreased from 1.80% to 1.77%, the rate paid on short-term borrowings increased from 1.17% to 1.29% and the rate paid on long-term debt decreased from 5.36% to 4.81%. The interest rate spread decreased from 3.59% to 3.31% and the net interest margin decreased from 3.93% to 3.66%.

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

TABLE 3 — VOLUME AND RATE ANALYSIS OF CHANGES IN INTEREST INCOME
(Taxable equivalent basis)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2004 over 2003			2004 over 2003
	Change due to		Total	Change due to		Total
Amounts in thousands	Volume	Rate	Change	Volume	Rate	Change
Interest earned on:
Short-term investments	$2	$9	$11	$14	($9)	$5
Mortgages held for sale	(141)	10	(131)	(324)	15	(309)
Securities	132	465	597	209	446	655
Loans	1,236	(998)	238	4,620	(4,298)	322

Total interest income	1,229	(514)	715	4,519	(3,846)	673

Interest paid on:
Interest bearing demand deposits	42	(2)	40	78	(128)	(50)
Savings deposits	17	0	17	53	(75)	(22)
Time deposits	201	203	404	680	13	693
Short-term borrowings	13	134	147	205	101	306
Long-term debt	0	(10)	(10)	(558)	(403)	(961)

Total interest expense	273	325	598	458	(492)	(34)

Net interest income	$956	($839)	$117	$4,061	($3,354)	$707

PennRock Financial Services Corp. and Subsidiaries

The average balance of interest-earning assets in the third quarter of 2004 grew $84.0 million over the third quarter of 2003 while the average yield declined 17 percentage points. The volume increase generated $1.2 million of additional interest income which was reduced by $514,000 with the decline in yield. Total interest income for the third quarter of 2004 increased by $715,000 over the third quarter of 2003.

The average balance of interest bearing liabilities in the third quarter of 2004 grew $61.8 million over the third quarter of 2003 while the rate paid increased 13 percentage points. The volume increase caused interest expense to increase $273,000 and the increase in the rate paid increased interest expense $325,000. Total interest expense for the third quarter of 2004 increased $598,000 over the third quarter of 2003.

For the third quarter of 2004 over the third quarter of 2003, net interest income increased $956,000 due to volume increases and declined $839,000 due to changes in rates. Total net interest income increased $117,000.

The average balance of interest-earning assets for the first nine months of 2004 grew $93.2 million over the first nine months of 2003 while the average yield declined 46 percentage points. The volume increase generated $4.5 million of additional interest income which was reduced by $3.8 million with the decline in yield. Total interest income for the nine months of 2004 increased by $673,000 over the first nine months of 2003.

The average balance of interest bearing liabilities in the third quarter of 2004 grew $63.0 million over the third quarter of 2003 while the rate paid decreased 18 percentage points. The volume increase caused interest expense to increase $458,000 while the decrease in the rate paid decreased interest expense $492,000. Total interest expense for the first nine months of 2004 decreased $34,000 from the first nine months of 2003.

For the first nine months of 2004 over the first nine months of 2003, net interest income increased $4.1 million due to volume increases and declined $3.4 million due to changes in rates. Total net interest income increased $707,000.

NON-INTEREST INCOME

Table 4 indicates changes in the major categories of non-interest income for the three and nine months ended September 30, 2004 and 2003. PennRock generates non-interest income in connection with fees charged on deposits and other products, asset management and trust services, retirement plan administration fees, sales of securities through the implementation of management’s asset/liability policy, increases in the cash surrender value of bank-owned life insurance, sale and servicing of mortgage loans, and merchant, ATM and debit card fees.

PennRock Financial Services Corp. and Subsidiaries

TABLE 4 — NON-INTEREST INCOME

	Three Months Ended
	September 30,
Amounts in thousands	2004	2003	Change
Service charges on deposit accounts	$850	$876	($26)	(3%)
Other service charges and fees	103	99	4	4%
Financial services	1,164	1,194	(30)	(3%)
Net gains (losses) on sale of securities available for sale	77	93	(16)	(17%)
Mortgage banking	206	341	(135)	(40%)
Increase in cash surrender value of bank owned life insurance	236	291	(55)	(19%)
Other	754	531	223	42%

Total non-interest income	$3,390	$3,425	($35)	(1%)

	Nine Months Ended
	September 30,
Amounts in thousands	2004	2003	Change
Service charges on deposit accounts	$2,477	$2,437	$40	2%
Other service charges and fees	293	255	38	15%
Financial services	3,714	3,735	(21)	(1%)
Net gains (losses) on sale of securities available for sale	709	349	360	103%
Mortgage banking	621	820	(199)	(24%)
Increase in cash surrender value of bank owned life insurance	744	891	(147)	(16%)
Other	1,971	1,552	419	27%

Total non-interest income	$10,529	$10,039	$490	5%

Total non-interest income decreased $35,000 or 1% in the third quarter of 2004 from the third quarter of 2003 but increased $490,000 or 5% for the first nine months of 2004 from 2003. The decrease in income from mortgage banking reflects a reduction in volume of mortgage refinancing activity from 2003. The decrease in earnings on the bank owned life insurance reflects a decrease in yield of the underlying securities. For the first nine months of 2004, securities gains totaled $709,000 compared with security gains of $349,000 for the first nine months of 2003.

PennRock Financial Services Corp. and Subsidiaries

NON-INTEREST EXPENSE

Table 5 indicates changes in the major categories of non-interest expense for the three and nine months ended June 30, 2004 and 2003.

TABLE 5 — NON-INTEREST EXPENSE

	Three Months Ended
	September 30,
Amounts in thousands	2004	2003	Change
Salaries and benefits	$4,763	$4,661	$102	2%
Occupancy expenses, net	524	530	(6)	(1%)
Equipment depreciation and service	302	310	(8)	(3%)
Marketing and public relations	366	258	108	42%
Computer hardware and software expense	247	267	(20)	(7%)
Other	1,481	1,613	(132)	(8%)

Total non-interest expense	$7,683	$7,639	$44	1%

	Nine Months Ended
	September 30,
Amounts in thousands	2004	2003	Change
Salaries and benefits	$14,561	$13,551	$1,010	7%
Occupancy expenses, net	1,579	1,528	51	3%
Equipment depreciation and service	841	971	(130)	(13%)
Marketing and public relations	863	691	172	25%
Computer hardware and software expense	699	774	(75)	(10%)
Other	4,436	4,624	(188)	(4%)

Total non-interest expense	$22,979	$22,139	$840	4%

Total non-interest expense for the third quarter of 2004 increased $44,000 or 1% over the third quarter of 2003 which is attributable to salaries and employee benefit expenses which increased $102,000 or 2% and marketing and public relations expense which increased $108,000 or 42% due to a summer Olympics advertising campaign. All other expense categories declined. For the first nine months of 2004, non-interest expenses totaled $23.0 million which was $840,000 or 4% higher than the first nine months of 2003. Salaries and benefit expenses increased $1.0 million or 7% from last year. Although the number of full-time equivalent employees decreased by 1, from 344 in at September 30, 2003 to 343 at September 30, 2004, there has been a significant increase in employee health insurance premiums. All other non-interest expenses decreased by a net $170,000 or 2% from last year. Included in the other non-interest expense category are legal, consulting and other professional fees, supplies, liability insurance, fees for outsourced services and shares tax expense.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

There was no provision for loan losses charged to earnings in the third quarter of 2004 compared with $460,000 for the third quarter of last year. The provision totaled $565,000 for the first nine months of 2004 compared with $1.4 million for the first nine months of 2003. The provision is based on management’s estimate of the amount needed to maintain an adequate allowance for loan losses. The adequacy of the allowance is examined in light of past loan loss experience, current economic conditions, volume of non-performing and delinquent loans and other relevant factors. For a more detailed discussion of PennRock’s methodology for determining the adequacy of the allowance, see “Allowance for Loan Losses” on page 23 of PennRock’s Annual Report on Form 10-K for the year ended December 31, 2003. Table 6 provides an analysis of the changes in the Allowance for Loan Losses for the three and nine months ended September 30, 2004 and 2003.

PennRock Financial Services Corp. and Subsidiaries

TABLE 6 — ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Amounts in thousands	2004	2003	2004	2003
Balance, beginning of period	$9,198	$7,638	$8,643	$7,075
Provision charged to operating expense	0	460	565	1,365
Total loans charged off	(267)	(82)	(407)	(554)
Total recoveries	88	101	218	231

Net (charge-offs) recoveries	(179)	19	(189)	(323)

Balance, end of period	$9,019	$8,117	$9,019	$8,117

Total loans:
Average	$731,930	$656,215	$721,193	$630,683
Period-end	745,390	681,088	745,390	681,088
Ratios:
Net charge-offs to average loans (annualized)	0.10%	(0.01%)	0.03%	0.07%
Allowance for loan losses to period end loans	1.21%	1.19%	1.21%	1.19%

NON-PERFORMING ASSETS

Table 7 reflects PennRock’s non-performing assets at September 30, 2004 and December 31, 2003. PennRock’s policy is to discontinue the accrual of interest on loans for which the principal or interest is past due 90 days or more unless the loan is well secured and corrective action has begun or the loan is in the process of collection. When a loan is placed on non-accrual status, any unpaid interest is charged against income. Other real estate owned represents property acquired through foreclosure.

TABLE 7 — NON-PERFORMING ASSETS

	September 30,	December 31,
Amounts in thousands	2004	2003
Non-accrual loans	$215	$951
Loans accruing but 90 days past due as to principal or interest	415	617

Total non-performing loans	630	1,568
Other real estate owned	97	66

Total non-performing assets	$727	$1,634

Ratios:
Non-performing loans to total loans	0.08%	0.22%
Non-performing assets to total loans and other real estate owned	0.10%	0.23%
Allowance for loan losses to non-performing loans	1431.59%	551.21%

Total non-performing loans decreased $907,000 or 56% from year-end. The proportion of non-performing loans to total loans decreased from 0.22% at year-end to 0.08% as of September 30, 2004. The coverage ratio of the allowance for loan losses to non-performing loans increased from 551% at year-end 2003 to 1,432% as of September 30, 2004. As a result of the significant decrease in non-performing assets from year-end 2003 and the amount of net credit losses realized, our analysis indicated that the allowance for loan losses was adequate to cover losses in the portfolio. Therefore, we discontinued additions to the allowance for loan losses during the third quarter of 2004. We will begin adding to the allowance when the adequacy of the allowance indicates it is

PennRock Financial Services Corp. and Subsidiaries

necessary to do so. The allowance is increased through the provision for loan losses which is charged against income.

LIQUIDITY

The purpose of liquidity management is to ensure that there are sufficient cash flows available to meet a variety of needs. These include financial commitments such as satisfying the credit needs of our borrowers and withdrawals by our depositors, the ability to capitalize on investment and business opportunities as they occur, and the funding of PennRock’s own operations. Liquidity is provided by maturities and sales of investment securities, loan payments and maturities and liquidating money market investments such as federal funds sold. Liquidity is also provided by short-term lines of credit with various correspondents and fixed and variable rate advances from the Federal Home Loan Bank of Pittsburgh (“the FHLB”) and other correspondent banks. However, PennRock’s primary source of liquidity lies in PennRock’s ability to renew, replace and expand its base of core deposits (consisting of demand, NOW, money market, savings and time deposits less than $100,000).

Total deposits increased $47.3 million or 6% from year-end 2003. Non-maturity deposits increased $21.0 million from year-end and time deposits under $100,000 increased by $21.4 million. Short-term borrowed funds declined by $13.4 million and long-term debt was unchanged. Net borrowed funds represented 193% of tier 1 capital as of September 30, 2004 and 234% of tier 1 capital as of December 31, 2003. Management’s policy is to limit borrowed funds to no more than 250% of tier 1 capital.

Table 8 reflects the changes in the major classifications of deposits and borrowed funds by comparing the balances at the end of the third quarter of 2004 with year-end 2003.

TABLE 8 — DEPOSITS AND BORROWED FUNDS BY MAJOR CLASSIFICAIONS

	September 30,	December 31,
Amounts in thousands	2004	2003
Deposits:
Non-interest bearing	$151,481	$140,753
NOW accounts	46,413	48,408
Money market deposit accounts	173,296	168,130
Savings accounts	95,495	88,438

Total non-maturity deposits	466,685	445,729
Time deposits under $100,000	312,128	290,773

Total core deposits	778,813	736,502
Time deposits of $100,000 or more	52,525	47,540

Total deposits	831,338	784,042
Short-term borrowings	99,539	112,962
Long-term debt	102,000	102,000

Total deposits and borrowed funds	$1,032,877	$999,004

CAPITAL RESOURCES

Total stockholders’ equity increased $4.6 million or 5% since year end 2003. Stockholders’ equity is impacted by changes in the unrealized gains and losses of the securities available for sale portfolio, net of deferred taxes and is shown on the consolidated balance sheets as a component of stockholders’ equity as accumulated other comprehensive loss, net of tax. The net unrealized loss increased by $2.0 million from year-end 2003. The net unrealized gains and losses of the securities available for sale portfolio are excluded from computations of regulatory ratios.

PennRock Financial Services Corp. and Subsidiaries

Table 9 shows PennRock’s capital resources as of September 30, 2004 and at December 31, 2003. PennRock and its subsidiary bank exceed all minimum capital guidelines.

TABLE 9 — CAPITAL RESOURCES

	September 30,	December 31,
	2004	2003
Leverage ratios:
Total capital to total average assets	8.99%	9.09%
Tier 1 capital to total average assets	8.21%	8.23%
Risk-based capital ratios:
Tier 1 capital to risk-weighted assets	10.74%	10.54%
Total capital to risk-weighted assets	11.77%	11.64%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. Our primary market risk arises from interest-rate risk. We acquire interest earning assets (loans and securities) and fund them with interest-bearing and non-interest bearing liabilities (deposits and borrowings). These financial instruments have varying degrees of sensitivity to changes in market interest rates. The disparity of sensitivity between these financial assets and liabilities creates interest rate risk. We believe there have been no material changes in the levels of interest rate risk exposure since year-end 2003. Further information on interest rate risk can be found under the caption “Quantitative and Qualitative Disclosures About Market Risk” on pages 29 in PennRock’s 2003 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of PennRock’s disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities and Exchange Act of 1934) was carried out by PennRock, as of period end under the supervision and with the participation of PennRock’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that PennRock’s disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by PennRock in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Subsequent to the date of the most recent evaluation of PennRock’s internal controls, there were no significant changes in PennRock’s internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PennRock Financial Services Corp. and Subsidiaries

PART II. OTHER INFORMATION
For the Quarter ended September 30, 2004

ITEM 1. LEGAL PROCEEDINGS

A PennRock non-bank subsidiary has been named as a defendant in a binding, nonappealable arbitration proceeding in which the claimants seek to recover damages of approximately $4.6 million. The subsidiary is vigorously defending against these claims and is strongly contesting the amount of recoverable damages, if any. Any award against the subsidiary would be subject to offsets and insurance coverage aggregating approximately $1.1 million and PennRock believes that it has valid claims for indemnity and contribution against various third parties. PennRock is unable to determine at the present time whether a loss may be incurred relative to this matter, or, if a loss is incurred, the extent thereof net of insurance, offsets and amounts recoverable from third parties.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On June 23, 2004, the Board of Directors authorized the repurchase of up to 300,000 shares of its common stock to be used for future stock dividends and splits, employee benefit plans and other appropriate corporate purposes. The following table shows the repurchases of common stock by PennRock during the third quarter of 2004 under this plan. All purchases made in the third quarter were part of this publicly announced plan.

				Maximum Number
	Total	Average	Total Number of	of Shares That
	Number of	Price	Shares Purchased	May Yet Be
	Share	Paid	as Part of Publicly	Purchased Under
	Purchases	Per Share	Announced Plan	the Plan
July 1 to July 31, 2004	5,885	$28.42	5,885	294,115
August 1 to August 31, 2004	15,364	27.89	15,364	278,751
September 1 to September 30, 2004	3,800	29.43	3,800	274,951

Total	25,049	$28.25	25,049

ITEM 3. DEFALULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

ITEM 5. OTHER INFORMATION

     Not applicable

PennRock Financial Services Corp. and Subsidiaries

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

     (b) Reports on Form 8-K.

A current report on Form 8-K dated July 13, 2004, was filed with the Securities and Exchange Commission on or about July 14, 2004. The report was filed under Item 5 which disclosed a press release, dated July 13, 2004, announcing that Dennis Dinger had been appointed Chairman of the Board of Directors.

A current report on Form 8-K dated July 16, 2004, was filed with the Securities and Exchange Commission on or about July 16, 2004. The report was filed under Item 7 which disclosed earnings for the third quarter of 2004.

A current report on Form 8-K dated September 14, 2004, was filed with the Securities and Exchange Commission on or about September 14, 2004. The report was filed under Item 8.01 which disclosed a press release, dated September 14, 2004, announcing the declaration of a quarterly dividend.

PennRock Financial Services Corp. and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PennRock Financial Services Corp.

(Registrant)

Date: November 8, 2004	By: /s/ Melvin Pankuch

Melvin Pankuch
Executive Vice President and Chief Executive
Officer

Date: November 8, 2004	By: /s/ George B. Crisp

George B. Crisp
Vice President and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002