Form 10-K
period 2004-12-31
PENNROCK FINANCIAL SERVICES CORP
filed 2005-03-16
CIK 790988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑

Indicate by check mark whether the registrant is accelerated filer (as defined in Rule 12b-2 of the Exchange Act.
Yes ☑  No ☐

The aggregate market value of the shares of Common Stock of the Registrant held by non-affiliates of the Registrant as of June 30, 2004 was $231 million.

As of February 2, 2005, there were 7,679,343 shares of Common Stock, Par Value $2.50 Per Share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

PennRock Financial Services Corp.

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K includes certain “forward-looking statements,” as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934, based on current management expectations. PennRock’s actual results could differ materially from those management expectations. Such forward-looking statements include statements regarding our intentions, beliefs or current expectations as well as the assumptions on which such statements are based. Also included in such forward-looking statements are statements regarding PennRock’s proposed merger with Community Banks, Inc. (“Community”). Stockholders and potential stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Words such as “expect,” “feel,” “believe,” “will,” “may,” “anticipate,” “plan,” “estimate,” “intend,” “should,” and similar expressions or the negative thereof are intended to identify forward looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of PennRock’s loan and investment portfolios, changes in accounting principles, policies or guidelines and other economic, competitive, governmental and technological factors affecting PennRock’s operations, markets, products services and fees. In addition, the benefits from the proposed merger with Community may not be fully realized due to, among other things, the business of PennRock and Community may not be combined successfully, or such combination may take longer to accomplish than expected, the growth opportunities and cost savings from the merger of PennRock and Community may not be fully realized or may take longer to realize than expected, operating cost and business disruption following the completion of the merger, including adverse effects on relationships with employees, may be greater than expected, governmental approvals of the merger may not be obtained, or adverse regulatory conditions may be imposed in connection with governmental approvals of the merger. PennRock undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

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

On November 16, 2004, PennRock announced that it had signed a definitive agreement pursuant to which PennRock will combine with Community Banks, Inc. (“Community”) under Community’s charter. Under the terms of the agreement, each PennRock shareholder will receive 1.4 shares of Community in exchange for each share of PennRock common stock. At the time of the announcement, the value of the transaction was approximately $326 million. Following consummation, the joint franchise will include 69 banking offices in central and south-central Pennsylvania and northern Maryland. The merger is subject to regulatory approval and the separate approvals of the shareholders of both PennRock and Community.

1906 Founders, Inc.

1906 Founders, Inc., a Delaware Corporation formed on November 26, 2003 as a wholly owned subsidiary of PennRock, owns and manages certain investment securities.

Blue Ball National Bank

The Bank began operations in 1906. The Bank provides a full range of general commercial and retail banking services to its customers, including several types of checking and savings accounts, certificates of deposit, and commercial, consumer and mortgage loans through 19 full service community offices in Lancaster, Berks and Chester Counties in southeastern and south-central Pennsylvania.

Commercial lending services provided by the Bank include short and medium term loans, revolving credit loans, letters and lines of credit, real estate mortgage and construction loans and agricultural loans. Consumer lending services include various types of secured and unsecured loans including installment loans, home equity loans and overdraft protection lines of credit. Residential mortgage loans are offered in a wide variety of types including fixed and adjustable-rate loans. The Bank’s underwriting guidelines conform to Fannie Mae and Freddie Mac guidelines. The Bank sells most of the conforming fixed-rate residential mortgage loans it originates to either Fannie Mae or Freddie Mac in the secondary market but retains the servicing. The Bank’s business is not considered seasonal.

Following the merger with Community, the 19 offices of the Bank will operate as Blue Ball Bank, a separate division of Community Banks. Community has agreed to operate the Blue Ball Bank Division for a period of at least two years following consummation of the merger.

PennRock Financial Advisors, N.A.

PennRock Financial Advisors, N.A (“PFA”) is a limited purpose national bank formed as a subsidiary of the Bank. PFA began operations on April 1, 2004 when the net assets of The National Advisory Group, Inc. (“National”) and Pension Consulting Services, Inc. (“PCS”), two wholly-owned subsidiaries of PennRock, as well as the operations of both companies were transferred to PFA. At the same time, the operations of the Bank’s Financial Services Division, including trust operations, were transferred to PFA. PFA provides consulting, actuarial and administrative services to retirement and employee benefit plans as well as investment, advisory and asset management services to

PennRock Financial Services Corp.

retirement plan sponsors and participants. PFA also provides personal and corporate trust and agency services to individuals, corporations and others, including trust investment accounts, investment advisory services, mutual funds, and estate planning.

PennRock Insurance Group, Inc.

PennRock Insurance Group, Inc. (“PIGI”), a Pennsylvania corporation, is a wholly owned subsidiary of Blue Ball National Bank. PIGI is an insurance agency organized for the sale of annuities and other types of insurance.

Employees

At year-end 2004, PennRock and its subsidiaries employed 353 full-time equivalent employees.

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

Among the most important factors influencing the Bank’s ability to compete successfully for new loans and deposits are interest rates, convenience of office locations, and quality of service. We have attempted to differentiate ourselves from other competitors by emphasizing the local decision making and personalized nature of our services. In an effort to make our community offices more convenient to our existing and potential customers, the Bank has, on average, added one new office per year over the past ten years. We added one new community office in 2004 and opened another in January 2005. We expect to open two more offices later in 2005.

PFA has an office located in Dresher, Montgomery County, Pennsylvania, which offers asset management and retirement plan administration services throughout southeastern Pennsylvania, New Jersey and Delaware. Numerous financial institutions, accounting and law firms, as well as other corporations offer similar services as those provided by PFA in the greater Philadelphia metropolitan area.

PennRock is not dependent upon a single customer or a small number of customers, the loss of which would have a materially adverse effect upon PennRock or its subsidiaries.

Supervision and Regulation

General

The Corporation is registered as a bank holding company and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended. The Corporation has also made an effective election to be treated as a “financial holding company.” Financial holding companies are bank holding companies that meet certain minimum capital and other standards and are therefore entitled to engage in financially related activities on an expedited basis; see further discussion below. As a financial holding company, the Corporation’s activities and those of its bank subsidiary are limited to the business of banking, activities closely related or incidental to banking, and activities that have been determined by statute or the Federal Reserve Board to be financial in nature. Bank holding companies are required to file periodic reports with and are subject to examination by the Federal Reserve Board. The Federal Reserve Board has issued regulations under the Bank Holding Company Act that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve Board, pursuant to such regulations, may require the Corporation to stand ready to use its resources to provide adequate capital funds to its bank subsidiary during periods of financial stress or adversity.

The Bank Holding Company Act prohibits the Corporation from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock, or substantially all of the assets of, any bank, or from merging

PennRock Financial Services Corp.

or consolidating with another bank holding company, without prior approval of the Federal Reserve Board. Additionally, the Bank Holding Company Act prohibits the Corporation from engaging in or from acquiring ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a non-banking business, unless such business has been determined by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto or, for financial holding companies, to be financial in nature or incidental thereto.

As a Pennsylvania bank holding company for purposes of the Pennsylvania Banking Code, the Corporation is also subject to regulation and examination by the Pennsylvania Department of Banking.

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

Prompt Corrective Action Rules

The federal banking agencies have regulations defining the levels at which an insured institution would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The applicable federal bank regulator for a depository institution could, under certain circumstances, reclassify a “well-capitalized” institution as “adequately capitalized” or require an “adequately capitalized” or “undercapitalized” institution to comply with supervisory actions as if it were in the next lower category. Such a reclassification could be made if the regulatory agency determines that the institution is in an unsafe or unsound condition (which could include unsatisfactory examination ratings). The Corporation and the Bank each satisfy the criteria to be classified as “well capitalized” within the meaning of applicable regulations.

PennRock Financial Services Corp.

Regulatory Restrictions on Dividends

The Bank may not, under the National Bank Act, declare a dividend without approval of the Comptroller of the Currency, unless the dividend to be declared by the Bank’s Board of Directors does not exceed the total of: (i) the Bank’s net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus. In addition, the Bank can only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed its bad debts. The Federal Reserve Board, the Comptroller and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions. The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends.

Under these policies and subject to the restrictions applicable to the Bank, the Bank could declare, during 2005, without prior regulatory approval, aggregate dividends of approximately $13.1 million, plus net profits earned to the date of such dividend declaration.

FDIC Insurance Assessments

The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measures. Under the risk-related premium schedule, the FDIC assigns, on a semiannual basis, each depository institution to one of three capital groups (well-capitalized, adequately capitalized or undercapitalized) and further assigns such institution to one of three subgroups within a capital group. The institution’s subgroup assignment is based upon the FDIC’s judgment of the institution’s strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to measuring the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10% or greater, a Tier 1 capital to risk-based assets ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater, are assigned to the well-capitalized group. As of December 31, 2004, the Bank was well capitalized for purposes of calculating insurance assessments.

The Bank Insurance Fund is presently fully funded at more than the minimum amount required by law. Accordingly, the 2005 Bank Insurance Fund assessment rates range from zero for those institutions with the least risk, to $0.027 for every $100 of insured deposits for institutions deemed to have the highest risk. The Bank is in the category of institutions that presently pay nothing for deposit insurance. The FDIC adjusts the rates every six months. The FDIC has indicated that it is possible that all banks will again be required to pay deposit insurance premiums in the future if the current trend of the size of the insurance funds relative to all insured deposits continues.

While the Bank presently pays no premiums for deposit insurance, it is subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. The FDIC sets the Financing Corporation assessment rate every quarter. The Financing Corporation assessment for the Bank (and all other banks and savings institutions) for the first quarter of 2005 is an annual rate of $.0144 for each $100 of deposits.

New Legislation

No significant legislation in the financial services area was enacted in 2004. The Gramm-Leach-Bliley Act, enacted in 1999, changed certain banking laws that had been in effect since the early part of the 20th century. The most radical changes were that the separation between banking and the securities businesses mandated by the Glass-Steagall Act was removed, and the provisions of any state law that prohibits affiliation between banking and insurance entities were preempted. The provisions of federal law that preclude banking entities from engaging in non-financially related activities, such as manufacturing, were not changed. The Gramm-Leach-Bliley Act also contained a number of additional provisions, including the Right to Financial Privacy Act that directly affects banks and their customers.

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

PennRock Financial Services Corp.

any application filed by a bank. As the Bank is subject to the provisions of the Bank Secrecy Act (i.e., reporting of cash transactions in excess of $10,000), the Bank’s record of compliance in this area will be an additional factor in any applications filed by it in the future. To the Bank’s knowledge, its record of compliance in this area is satisfactory.

The Sarbanes-Oxley Act was enacted in 2002. This Act is not a banking law, but applies to all public companies, including the Corporation. Sarbanes-Oxley is designed to restore investor confidence. Sarbanes-Oxley adopts new standards of corporate governance and imposes new requirements on the board and management of public companies. The chief executive officer and chief financial officer of a public company must now certify the financial statements of the company. New definitions of “independent directors” have been adopted, and new responsibilities and duties have been established for the audit and other committees of the board. In addition, the reporting requirements for insider stock transactions have been revised, requiring most transactions to be reported within two business days. While complying with Sarbanes-Oxley will result in increased costs to the Corporation, the additional costs are not expected to have a material effect on the Corporation.

The Fair and Accurate Credit Transactions Act was adopted in 2003. It extends and expands upon provisions in the Fair Credit Reporting Act, affecting the reporting of delinquent payments by customers and denials of credit applications. The revised act imposes additional record keeping, reporting, and customer disclosure requirements on all financial institutions, including the Bank. Also in late 2003, the Check 21 Act was adopted. This Act affects the way checks can be processed in the banking system, allowing payments to be converted to electronic transfers rather than processed as traditional paper checks.

Congress is often considering some financial industry legislation, and the federal banking agencies routinely propose new regulations. New legislation and regulation proposed in the future may include dramatic changes to the federal deposit insurance system. The Corporation cannot predict how any new legislation, or new rules adopted by the federal banking agencies, may affect its business in the future.

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

Financial Information about Segments

Management measures the performance and allocates the resources of PennRock as a single segment, community banking and none of our non-bank subsidiaries exceed 10% of PennRock’s revenue, net income or assets. Therefore, we do not have any operating segments that require additional information.

ITEM 2. PROPERTIES

PennRock Financial Services Corp.

PennRock’s headquarters are located at the main office of Blue Ball National Bank at 1060 Main Street, Blue Ball, Pennsylvania. PennRock owns no real estate.

PennRock Financial Services Corp.

Blue Ball National Bank

The principal executive office and main banking office is located in Blue Ball, Pennsylvania. An operations center, also located in Blue Ball, Pennsylvania, accommodates the Bank’s data processing, accounting, human resource, credit, and loan and deposit operations departments. These and 15 of the Bank’s full service community offices are owned free and clear of any indebtedness. The land on which seven of the branch offices are located is leased. The net book value of the Bank’s premises and equipment as of December 31, 2004 is $17.0 million.

PennRock Financial Advisors, N.A.

PFA maintains offices in Dresher and Blue Ball, Pennsylvania. All real estate is leased.

ITEM 3. LEGAL PROCEEDINGS

A PennRock non-bank subsidiary has been named as a defendant in a binding, nonappealable arbitration proceeding in which the claimants seek to recover damages of approximately $4.6 million. The subsidiary is vigorously defending against these claims and is strongly contesting the amount of recoverable damages, if any. Any award against the subsidiary would be subject to offsets and insurance coverage aggregating approximately $1.0 million and PennRock believes that it has valid claims for indemnity and contribution against various third parties. PennRock is unable to determine at the present time whether a loss may be incurred relative to this matter, or, if a loss is incurred, the extent thereof net of insurance, offsets and amounts recoverable from third parties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the 4th quarter of 2004.

PennRock Financial Services Corp.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PennRock’s common stock trades on the Nasdaq National Market under the symbol PRFS. The price of PennRock’s stock ranged from $26.16 to $41.77 in 2004 and closed the year at $39.65. The price of PennRock’s stock ranged from $21.47 to $33.49 in 2003 and closed the year at $31.08. The book value per share was $13.47 as of December 31, 2004 and $12.85 as of December 31, 2003. All per share data have been restated for 10% stock dividends paid in 2003. The prices listed below are closing prices and represent the high, low and quarter ending prices for stock trades reported during each quarter.

			Quarter	Per Share
	High	Low	End	Dividend
2004
First quarter	$33.54	$27.48	$28.40	$0.20
Second quarter	30.40	26.20	30.20	0.20
Third quarter	29.94	26.16	27.76	0.20
Fourth quarter	41.77	27.51	39.65	0.22

2003
First quarter	$25.90	$21.47	$25.55	$0.18
Second quarter	27.94	24.33	24.33	0.19
Third quarter	31.67	25.35	28.20	0.19
Fourth quarter	33.49	26.98	31.08	0.20

As of February 2, 2005, there were approximately 3,937 shareholders of record and beneficial shareholders of the Registrant’s common stock.

On June 23, 2004, the Board of Directors authorized the repurchase of up to 300,000 shares of its common stock to be used for future stock dividends and splits, employee benefit plans and other appropriate corporate purposes. The following table shows the repurchases of common stock by PennRock during the fourth quarter of 2004 under this plan. All purchases made in the fourth quarter were part of this publicly announced plan.

				Maximum Number
	Total	Average	Total Number of	of Shares That
	Number of	Price	Shares Purchased	May Yet Be
	Share	Paid	as Part of Publicly	Purchased Under
	Purchases	Per Share	Announced Plan	the Plan
October 1 to October 31, 2004				274,951
November 1 to November 30, 2004	41,928	40.34	41,928	233,023
December 1 to December 31, 2004	2,945	40.20	2,945	230,078

Total	44,873	$40.33	44,873

Copies of PennRock’s Annual Report on Form 10-K, as well as all other reports and forms filed with the Securities and Exchange Commission by PennRock, are available without charge on the company’s web site at www.pennrock.com, or by writing to:

Shannan B. Guthrie, Investor Relations Officer
PennRock Financial Services Corp.
1060 Main St.
P.O. Box 580
Blue Ball, PA 17506

PennRock Financial Services Corp.

Registrar/Transfer Agent:
          American Stock Transfer and Trust     (800) 937-5449
          59 Maiden Lane
           New York, NY 10038

Nasdaq Market Makers:
          As of December 31, 2004, the following firms made a market in PennRock’s common stock:

                    Boenning & Scattergood, Inc.          (800) 842-8928
                    Ferris, Baker, Watts, Inc.                  (800) 638-7411
                    Janney Montgomery LLC                  (717) 293-4100

Independent Auditors:
           Crowe Chizek and Company LLC

PennRock Financial Services Corp.

ITEM 6. SELECTED FINANCIAL DATA

In thousands, except share and per share data

	2004	2003	2002	2001	2000
FOR THE YEAR:
Interest income	$55,340	$53,394	$57,142	$62,274	$64,234
Interest expense	18,651	17,825	23,283	32,366	37,073
Net interest income	36,689	35,569	33,859	29,908	27,161
Provision for loan losses	565	1,917	1,750	1,548	3,076
Non-interest income	12,235	13,750	11,144	11,030	7,315
Non-interest expense	31,616	29,678	27,447	25,282	20,280
Net income	12,681	14,000	13,226	12,067	9,546

Per share:
Net income – Basic	1.66	1.84	1.73	1.59	1.26
Net income – Diluted	1.63	1.81	1.71	1.57	1.25
Cash dividends	.82	0.76	0.68	0.63	0.55
Book value as of year-end	13.47	12.85	11.45	10.27	9.63
Market value as of year-end	39.65	31.08	25.23	18.38	11.02
Number of shares outstanding:
Basic	7,679,343	7,626,188	7,599,326	7,629,293	7,541,240
Diluted	7,757,202	7,741,287	7,728,009	7,662,865	7,604,867

AS OF YEAR-END:
Securities available for sale	302,623	$309,189	$304,814	$303,334	$323,556
Loans	773,324	711,902	602,840	558,369	501,140
Allowance for loan losses	(9,007)	(8,643)	(7,075)	(7,262)	(5,973)
Earning assets	1,074,779	1,019,783	915,748	860,957	841,940
Total assets	1,175,084	1,108,740	1,008,589	948,938	910,950
Total deposits	828,734	784,042	743,262	663,694	682,994
Short-term borrowings	125,459	112,962	40,363	76,754	54,175
Long-term debt	102,000	102,000	127,000	121,000	91,000
Stockholders’ equity	103,490	98,007	86,978	78,404	72,598
Full-time equivalent employees	353	349	335	321	276

SELECTED RATIOS:
Return on average assets	1.11%	1.34%	1.34%	1.34%	1.09%
Return on average equity	12.44%	15.24%	15.86%	15.80%	14.93%
Efficiency ratio	59.34%	56.51%	56.91%	59.28%	55.90%
Net interest margin (tax equivalent)	3.67%	3.91%	3.98%	3.95%	3.71%
Total capital to average assets	9.02%	9.09%	8.64%	9.21%	8.86%
Total capital to risk-weighted assets	11.62%	11.64%	11.57%	11.71%	12.45%
Price to earnings (x)	23.89	16.89	14.58	11.56	8.75
Market to book value (x)	2.94	2.42	2.20	1.79	1.14
Allowance for loan losses to loans	1.16%	1.21%	1.17%	1.30%	1.19%
Non-performing loans to loans	0.06%	0.22%	0.41%	0.21%	0.85%
Dividend payout ratio	49.47%	40.98%	40.49%	39.70%	43.66%

PennRock Financial Services Corp.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following section presents management’s discussion and analysis of the financial condition and results of operations of PennRock Financial Services Corp., a bank holding company (“PennRock”), its subsidiary, Blue Ball National Bank (“the Bank”), and the Bank’s subsidiaries, PennRock Financial Advisors, N.A. (“PFA”) and PennRock Insurance Group, Inc. (“PIGI”). This discussion and analysis is presented to assist the reader in understanding and evaluating the financial condition, results of operations and future prospects of PennRock and should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere in this Annual Report.

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

The results of PennRock’s operations, like those of other financial institutions, are affected by our asset and liability management policies, as well as factors beyond our control, such as general economic conditions and the monetary and fiscal policies of the federal government. Lending activities are affected by the demand for commercial and mortgage financing and other types of loans, and are thus influenced by interest rates and other economic factors. Deposit flows and costs of funds are influenced by yields available on competing banking and non-banking investments and by general market rates of interest. All per share data have been restated for a 10% stock dividend paid in 2003.

As previously discussed, on November 16, 2004, PennRock announced that it had signed a definitive agreement pursuant to which PennRock will combine with Community Banks, Inc. (“Community”) under Community’s charter. The merger is subject to regulatory approval and the separate approvals of the shareholders of both PennRock and Community.

Overview

During 2004, PennRock recorded net income of $12.7 million, a decrease of $1.3 million or 9.4% from 2003. Basic and diluted earnings per share for the year were $1.66 and $1.63, respectively, as compared to $1.84 and $1.81, respectively, for 2003. Net income was $13.2 million or $1.73 per share in 2002. Return on average assets was 1.11% in 2004, and 1.34% in both 2003 and 2002. Return on average equity was 12.44% in 2004, 15.24% in 2003 and 15.86% in 2002.

Assets grew $66.3 million to $1.175 billion, an increase of 6.0 % from 2003. Earning assets increased $55.0 million or 5.4% during 2004, while interest bearing liabilities grew $39.8 million or 4.6%. The average yield on earning assets decreased 32 basis points from 5.77% in 2003 to 5.45% in 2004. The average yield on paying liabilities decreased 5 basis points from 2.19% in 2003 to 2.14% in 2004. PennRock’s net interest income on a fully taxable equivalent basis increased $866,000 or 2.3% during 2004 and $1.8 million or 4.9% in 2003. The net interest margin was 3.67% in 2004, 3.91% in 2003 and 3.98% in 2002.

The provision for loan losses decreased from $1.9 million in 2003 to $565,000 in 2004. The provision for loan losses was $1.8 million in 2002.

Non-interest income from sources other than securities gains and losses decreased $800,000 or 6.0% in 2004 compared with an increase of $2.6 million or 24.4% in 2003.

Non-interest expenses increased $1.9 or 6.5% in 2004 and increased $2.2 million or 8.1% in 2003

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

Results of Operations

Net Interest Income

Net interest income is the amount by which interest income on loans, investments and other earning assets exceeds interest paid on deposits, borrowings and other interest bearing liabilities. Net interest income is the primary source of revenue for PennRock. The amount of net interest income earned is affected by changes in interest rates and the balances of the various types of earning assets and interest bearing liabilities. For comparative purposes, and throughout this discussion unless otherwise noted, net interest income and corresponding yields are shown on a taxable equivalent basis. This adjustment will give effect to the interest earned on tax-exempt loans and investments by an amount equivalent to the federal income taxes, which would have been paid if the income received on these assets were taxable at the statutory rate of 35% for 2004, 2003 and 2002.

Net interest income is the product of the volume of average earning assets and the average rates earned on them, less the volume of average interest bearing liabilities and the average rates paid on them. All yield and rate information is calculated on an annualized basis by dividing the income or expense item for the period by the average balance during the period. Net interest margin is calculated by dividing net interest income by average earning assets. Interest rate spread is the difference between yield earned on average interest earning assets and the rate paid on average interest bearing liabilities. Table 1 presents average balances, taxable equivalent interest income and expense and rates for PennRock’s assets and liabilities for the years ended December 31, 2004, 2003 and 2002.

PennRock Financial Services Corp.

Table 1 — Average Balances, Rates and Interest Income and Expense Summary
(Taxable equivalent basis)

In thousands

	2004			2003			2002
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Short-term investments	$5,371	$36	0.67%	$3,982	$33	0.83%	$5,375	$100	1.86%
Mortgages held for sale	1,712	140	8.18%	7,783	516	6.63%	2,720	248	9.12%
Securities available for sale:
U.S. Treasury and agency	80,682	2,832	3.51%	73,330	1,938	2.64%	81,916	5,842	7.13%
State and municipal	10,657	848	7.96%	15,954	1,234	7.73%	34,955	2,777	7.94%
Other	219,253	8,916	4.07%	213,340	8,807	4.13%	200,914	7,254	3.61%

Total securities available for sale	310,592	12,596	4.06%	302,624	11,979	3.96%	317,785	15,873	4.99%

Loans: (1)
Mortgage	417,894	25,956	6.21%	379,058	26,521	7.00%	332,256	25,687	7.73%
Commercial	212,577	12,663	5.96%	177,817	10,759	6.05%	158,603	10,858	6.85%
Consumer (2)	98,721	5,689	5.76%	88,690	5,579	6.29%	81,930	6,321	7.72%

Total loans	729,192	44,307	6.08%	645,565	42,859	6.64%	572,789	42,866	7.48%

Total earning assets	1,046,867	57,079	5.45%	959,954	55,387	5.77%	898,669	59,087	6.57%

Other assets	91,630			87,812			85,931

Total assets	$1,138,497			$1,047,766			$984,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing deposits:
Demand	$222,682	2,252	1.01%	$212,980	2,260	1.06%	$211,869	3,661	1.73%
Savings	94,306	707	0.75%	86,130	714	0.83%	72,542	991	1.37%
Time	346,186	9,138	2.64%	313,027	7,944	2.54%	317,432	10,505	3.31%

Total interest bearing deposits	663,174	12,097	1.82%	612,137	10,918	1.78%	601,843	15,157	2.52%
Short-term borrowings	108,298	1,636	1.51%	90,245	1,033	1.14%	53,710	796	1.48%
Long-term debt	102,000	4,918	4.82%	112,411	5,874	5.23%	123,663	7,330	5.93%

Total interest bearing liabilities	873,472	18,651	2.14%	814,793	17,825	2.19%	779,216	23,283	2.99%

Non-interest bearing demand deposits	150,096			129,284			110,808
Other liabilities	12,983			11,821			11,210
Stockholders’ equity	101,946			91,868			83,366

Total liabilities and stockholders’ equity	$1,138,497			$1,047,766			$984,600

Excess of interest earning assets over interest bearing liabilities	$173,395			$145,161			$119,453

Net interest income		$38,428			$37,562			$35,804

Interest rate spread			3.32%			3.58%			3.58%
Effect of non-interest bearing funds			0.35%			0.33%			0.40%

Net interest margin			3.67%			3.91%			3.98%

(1)	Interest income on loans includes fees of $1,779,000 in 2004, $2,143,000 in 2003 and $1,619,000 in 2002. Average loan balances exclude non-accrual loans.

(2)	Average balances of consumer loans outstanding are net of unearned income.

PennRock Financial Services Corp.

Table 2 presents the adjustment required to convert net interest income to net interest income on a fully taxable equivalent basis for the years ended December 31, 2004, 2003 and 2002.

Table 2 — Net Interest Income

In thousands

	2004	2003	2002
Total interest income	$55,340	$53,394	$57,142
Total interest expense	18,651	17,825	23,283

Net interest income	36,689	35,569	33,859
Tax equivalent adjustment	1,739	1,993	1,945

Net interest income (fully taxable equivalent)	$38,428	$37,562	$35,804

The amount of non-taxable interest earned determines the size of tax equivalent adjustment necessary to convert net interest income into fully taxable equivalent net interest income. The sources of non-taxable interest income for PennRock are from interest earned on municipal bonds, dividends from Fannie Mae and Freddie Mac preferred stock and from loans which qualify for tax-exempt status. The dividends earned on Fannie Mae and Freddie Mac preferred stock are 70% tax-free.

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

Table 3 — Volume and Rate Analysis of Changes in Interest Income
(Taxable equivalent basis)

In thousands	Year Ended December 31,
	2004 over 2003			2003 over 2002
	Change due to		Total	Change due to		Total
	Volume	Rate	Change	Volume	Rate	Change
Interest earned on:
Short-term investments	$12	($9)	$3	($26)	($41)	($67)
Mortgages held for sale	(402)	26	(376)	462	(194)	268
Securities	316	301	617	(758)	(3,136)	(3,894)
Loans	5,552	(4,104)	1,448	5,447	(5,454)	(7)

Total interest income	5,478	(3,786)	1,692	5,125	(8,825)	(3,700)

Interest paid on:
Interest bearing demand deposits	103	(111)	(8)	19	(1,420)	(1,401)
Savings deposits	68	(75)	(7)	186	(463)	(277)
Time deposits	842	352	1,194	(146)	(2,415)	(2,561)
Short-term borrowings	207	396	603	541	(304)	237
Long-term debt	(544)	(412)	(956)	(667)	(789)	(1,456)

Total interest expense	676	150	826	(67)	(5,391)	(5,458)

Net interest income	$4,802	($3,936)	$866	$5,192	($3,434)	$1,758

2004 over 2003:

The average balance of interest-earning assets grew $86.9 million in 2004 over 2003 while the average yield declined 32 basis points. The volume increase generated $5.5 million of additional interest income which was offset by the rate decline which reduced interest income by $3.8 million. Total interest income grew $1.7 million.

The average balance of interest bearing liabilities increased $58.7 million in 2004 over 2003 while the average cost of funds declined by 5 basis points. The change in interest expense relative to the increase in interest bearing liabilities was $676,000. Even though the weighted average rate on interest bearing liabilities declined by 5 basis points, interest expense relative to changes in rates increased $150,000 due to a change in the mix of liabilities.

PennRock Financial Services Corp.

Since overall interest expense increased less than interest income, net interest income increased by $866,000 in 2004.

2003 over 2002:

The average balance of interest-earning assets grew $61.3 million in 2003 over 2002 while the average yield declined 80 basis points. The volume increase generated $5.1 million of additional interest income which was more than offset by the rate decline which reduced interest income by $8.8 million. Total interest income declined by $3.7 million.

The average balance of interest bearing liabilities increased $35.6 million in 2003 over 2002 while the average cost of funds declined by 80 basis points. The change in interest expense relative to the increase in interest bearing liabilities actually declined by $67,000 due to the change in the various components of the liabilities. Average balance increases of $51.2 million were realized in demand and savings deposits and in short-term borrowings with a combined weighted-average interest rate of 1.03% which caused interest expense to increase $746,000. Declines were realized in time deposits and long-term debt of $15.7 million with a combined weighted-average interest rate of 3.25% which caused interest expense to decrease $813,000. So even though the average balance of interest bearing liabilities increased in 2003, because the declining instruments had a substantially higher weighted average rate, interest expense relative to volume increases decreased. The 80 basis point decline in weighted average rates caused interest expense to decrease by $5.4 million.

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

Table 4 - Interest Rate Spread and Net Interest Margin on Earning Assets
(Taxable equivalent basis)

In thousands

	2004		2003		2002
	Average		Average		Average
	Balances	Rate	Balances	Rate	Balances	Rate
Earning assets	$1,046,867	5.46%	$959,954	5.77%	$898,669	6.57%

Interest bearing liabilities	$873,472	2.14%	$814,793	2.19%	$779,216	2.99%

Interest rate spread		3.32%		3.58%		3.58%
Interest free sources used to fund earning assets	173,395	0.35%	145,161	0.33%	119,453	0.40%

Total sources of funds	$1,046,867		$959,954		$898,669

Net interest margin		3.67%		3.91%		3.98%

The interest rate spread decreased 26 basis points in 2004 while the net interest margin decreased 24 basis points. The yield on earning assets declined 32 basis points. The yield on securities available for sale increased 10 basis points while loan yields declined 56 basis points. The rate paid on interest bearing deposits increased 4 basis points. The average cost of borrowed funds declined 29 basis points in 2004. The average rate paid on total interest bearing liabilities declined 5 basis points.

The interest rate spread was unchanged at 3.58% in 2003 while the net interest margin decreased 7 basis points. The yield on earning assets declined 80 basis points. The yield on securities available for sale declined 103 basis points while loan yields declined 84 basis points. The rate paid on interest bearing deposits declined 74 basis points not only due to lower deposit rates but also because of a shift of balances from higher cost time deposits to lower cost interest bearing demand and savings deposits. The average cost of borrowed funds declined 117 basis points in 2003. The average rate paid on total interest bearing liabilities declined 80 basis points.

PennRock Financial Services Corp.

PennRock has realized net interest income increases over the past three years. In 2002 and 2003, this was the result of interest expense declining more than interest income. However, by the beginning of 2004, funding costs were no longer declining while yields on interest earning assets continued to decline. This had a negative impact on PennRock’s net interest income as evidenced by the decrease in both the net interest spread and net interest margin in 2004. Fortunately, yields on earning assets are now increasing. Prime increased 125 basis points in 2004 which had a positive impact on loan yields while yields on securities are expected to improve due to slower prepayment speeds on mortgage-backed securities and with cash flow from the portfolio being reinvested into higher yielding securities. In the fourth quarter of 2004, the yield on earning assets was 5.55% an increase of 20 basis points from the 5.35% earned in third quarter of 2004. PennRock’s cost of funds is also increasing but at a slower pace. The average cost of funds in the fourth quarter of 2004 was 2.30% compared with 2.17% in the third quarter, an increase of 13 basis points. As a result, the net interest spread increased 7 basis points while the net interest margin increased 9 basis points in the fourth quarter of 2004.

Provision for Loan Losses

The amount of provision for loan losses that was charged against earnings was $565,000 in 2004 compared with $1.9 million in 2003 and $1.8 million in 2002. We review the adequacy of the allowance in light of past loan loss experience, current economic conditions, size and characteristics of the loan portfolio, volume of non-performing and delinquent loans and other relevant information. Total non-performing loans decreased from $1.6 million at the end of 2003 to $571,000 at the end of 2004. The ratio of non-performing loans to total loans decreased from 0.22% at the end of last year to 0.06% at the end of 2004. Net charge-offs were $201,000 in 2004, $349,000 in 2003 and $1.9 million in 2002. The decrease in the provision in 2004 reflects this improvement in credit quality realized in the first and second quarters of 2004 and that we have reduced our estimate of the amount of reserves required to cover probable losses and incurred portfolio losses. We recorded no provision for loan losses in the third and fourth quarters of 2004.

Non-Interest Income

PennRock generates non-interest income in connection with fees charged on deposits and other products, for financial services including asset management, trust services and retirement plan administration fees, from gains and losses on securities available for sale, increases in the cash surrender value of bank-owned life insurance, sale and servicing of mortgage loans, and merchant, ATM and debit card fees.

Table 5 - Non-Interest Income

Table 5 indicates changes in the major categories of non-interest income for the three years ended December 31, 2004, 2003 and 2002.

In thousands

	2004/2003				2003/2002
		Increase			Increase
		(Decrease)			(Decrease)
	2004	Amount	%	2003	Amount	%	2002
Service charges on deposit accounts	$3,403	$83	2.5%	$3,320	$469	16.5%	$2,851
Other service charges and fees	400	46	13.0%	354	46	14.9%	308
Financial services	4,695	(309)	(6.2%)	5,004	910	22.2%	4,094
Net realized gains on sales of available for sale securities	855	506	145.0%	349	(20)	(5.4%)	369
Impairment charge on available for sale equity securities	(1,221)	(1,221)
Mortgage banking	753	(466)	(38.2%)	1,219	706	137.6%	513
Increase in cash surrender value of bank owned life insurance	985	(185)	(15.8%)	1,170	(73)	(5.9%)	1,243
Other	2,365	31	1.3%	2,334	568	32.2%	1,766

Total	$12,235	($1,515)	(11.0%)	$13,750	$2,606	23.4%	$11,144

Total non-interest income decreased $1.5 million or 11.0% in 2004 and increased by $2.6 million or 23.4% in 2003. Excluding net security gains and losses, non-interest income decreased $800,000 or 6.0% in 2004 compared with a

PennRock Financial Services Corp.

$2.6 million or 24.4% increase in 2003. Fees from financial services increased $910,000 or 22.2% in 2003 (reflecting in part the acquisition of PCS in 2002) but declined by $309,000 or 6.2% in 2004.

The increase in mortgage banking income in 2003 is due to a large increase in the volume of residential mortgage refinancing as a result of historically low mortgage rates. Refinancing volumes declined substantially in 2004. In 2003, the Bank originated $145.9 million in mortgage loans held for sale and sold $151.3 million. In 2004, the Bank originated $50.6 million in mortgage loans held for sale and sold $49.0 million.

Net security losses of $366,000 in 2004 consist of a $773,000 gain on sale of debt securities, an $82,000 gain on sale of equity securities and, as discussed below, an impairment charge of $1.2 million on equity securities. Net security gains totaled $349,000 in 2003 and $369,000 in 2002. Securities gains and losses from sales of available for sale securities in all three years were attributable to management of PennRock’s equity portfolio and to the sale of other securities for the purpose of adding liquidity, to control interest rate risk and to achieve other objectives resulting from the active management of PennRock’s balance sheet.

At December 31, 2004, PennRock owns approximately $61 million face value of adjustable-rate perpetual preferred stock issued by Freddie Mac and Fannie Mae, both government sponsored entities. The preferred stock issues are investment grade securities (rated AA- by Standards & Poor and Aa3 by Moody’s) that are held in PennRock’s available-for-sale securities portfolio. Our evaluation of the securities for other-than-temporary impairment included a review of the duration and amount of unrealized loss, the financial condition of the issuers and the prospects for a recovery of market value in a reasonable period of time. As a result, we concluded that approximately $5 million face value of Freddie Mac preferred stock was other-than-temporarily impaired, resulting in an impairment charge of $838,000 and an after-tax charge of $545,000. Prior to this other-than-temporary charge, impairment was recorded as an unrealized mark-to-market loss on securities available-for-sale and reflected as a reduction of equity, on an after tax basis, through other comprehensive income. Accordingly, the reclassification of the unrealized after-tax loss of $545,000 to an other-than-temporary non-cash charge will not affect shareholders’ equity or related capital ratios. We recorded the impairment charge because the market value of the stock declined significantly in the fourth quarter following several negative announcements by Fannie Mae involving regulatory actions, earnings restatements and management turnover. We concluded that these events made the likelihood of future price appreciation less certain in the near-term and would extend the time period for a recovery of PennRock’s investment cost beyond previous estimates. However, once these issues are resolved and because these securities carry adjustable rates, we believe the market values of these securities will improve. Therefore, we believe this decision is based on a proper interpretation of accounting principles but does not reflect on the long-term value of these investment grade securities.

PennRock also has a portfolio of publicly traded common stock of approximately $1.5 million in its available-for-sale portfolio. In addition to the impairment of the Freddie Mac preferred stock, we determined that several of these securities were also other-than-temporarily impaired. As with the Freddie Mac preferred stock, our evaluation included a review of the duration and amount of unrealized loss, the financial condition of the issuers and the prospects for a recovery of market value in a reasonable period of time. This resulted in an impairment charge of $383,000 and an after-tax charge of $249,000. Because these securities had already been marked-to-market on an after tax basis through other comprehensive income, this charge will have no impact on PennRock’s capital or capital ratios.

The Bank’s total investment in Bank Owned Life Insurance (“BOLI”) as of December 31, 2004 was $28.5 million and $27.6 million as of December 31, 2003. The income from BOLI represents the increase in the cash surrender value of life insurance contracts and is intended to partially offset the costs of the Bank’s employee benefit plans including group life, disability and health insurance. Income from BOLI totaled $985,000 in 2004 and $1.2 million in both 2003 and 2002.

Other non-interest income includes fees from ATM and merchant card services, title insurance, and letters or credit. Also included in other non-interest income for 2004 is a loss of $246,000 from disposition of bank-owned real estate.

PennRock Financial Services Corp.

Non-Interest Expense

Table 6 provides a comparison for each category of non-interest expense for the years ending December 31, 2004, 2003 and 2002.

Table 6 - Non-Interest Expense

In thousands

	2004/2003				2003/2002
		Increase			Increase
		(Decrease)			(Decrease)
	2004	Amount	%	2003	Amount	%	2002
Salaries and employee benefits	$20,297	$2,201	12.2%	$18,096	$1,949	12.1%	$16,147
Occupancy, net	2,114	70	3.4%	2,044	240	13.3%	1,804
Equipment, depreciation and service	1,268	(65)	(4.9%)	1,333	(56)	(4.0%)	1,389
Advertising and marketing	1,083	101	10.3%	982	(16)	(1.6%)	998
Computer program amortization and maintenance	939	9	1.0%	930	(134)	(12.6%)	1,064
Other	5,915	(378)	(6.0%)	6,293	248	4.1%	6,045

Total	$31,616	$1,938	6.5%	$29,678	$2,231	8.1%	$27,447

Total non-interest expense for 2004 increased $1.9 million or 6.5%. Salaries and employee benefits increased $2.2 million or 12.2% in 2004. The number of full-time equivalent employees increased from 349 in 2003 to 353 by year-end 2004. Included in the salaries and benefits expense in 2004 is a compensation charge of $1.1 million representing the difference between the exercise price and market value of options on 41,928 shares of PennRock stock, in accordance with FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of APB Opinion No. 25. Also included in salaries and benefits for 2004 is a $391,000 increase in health insurance premiums. Other non-interest expense decreased $378,000 or 6.0% in 2004. Included in other non-interest expense are costs of $292,000 that PennRock incurred in 2004 to comply with Sarbanes-Oxley Section 404. Also included in this category are legal, consulting and other professional fees, supplies, liability insurance, fees for outsourced services and shares tax expense.

Total non-interest expense for 2003 increased $2.2 million or 8.1%. Salaries and employee benefits increased $1.9 million or 12.1% in 2003. The number of full-time equivalent employees increased from 335 in 2002 to 349 by year-end 2003. The increase in salaries and benefits is also due in part to larger than normal incentive bonuses paid to lenders and others on the sales team who generated a net increase in loans of $109.0 million or 18.1%. All other non-interest expenses increased a net $282,000 or 2.50% in 2003.

The ratio of average assets (in millions) per employee was $2.94 in 2002, $3.00 in 2003 and $3.23 in 2004. The average salary and benefit expense per employee was $48,000 in 2002, $52,000 in 2003 and $57,000 in 2004. The efficiency ratio was 56.91% in 2002, 56.51% in 2003 and 59.34% in 2004.

Provision for Income Taxes

Income tax expense totaled $4.1 million in 2004, $3.7 million in 2003 and $2.6 million in 2002. The statutory federal tax rate was 35% in 2004, 2003 and 2002. PennRock’s effective tax rate was 24.3% in 2004 compared to 21.0% in 2003 and 16.3% in 2002. The primary reason for changes in the effective tax rate is due to the change in the amount of tax-exempt income earned during the year and to the amount of tax credits available from low-income housing and rehabilitation projects in which the Bank becomes involved from time-to-time. For a more comprehensive analysis of income tax expense, refer to Note 12: Income Taxes in the Notes to Consolidated Financial Statements.

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

PennRock Financial Services Corp.

result in differences between assets and liabilities for financial statement and tax return purposes are the allowance for loan losses, accumulated depreciation of fixed assets and discounts on investment securities.

Financial Condition

Sources and Uses of Funds

Table 7 examines PennRock’s financial condition in terms of its sources and uses of funds. Average funding uses increased $86.9 million or 9.1% in 2004 compared with an increase of $61.3 million or 6.8% in 2003.

Table 7 - Sources and Uses of Funds

In thousands

	2004			2003			2002
	Average	Increase (Decrease)		Average	Increase (Decrease)		Average
	Balance	Amount	%	Balance	Amount	%	Balance
Funding uses:
Short-term investments	$5,371	$1,389	34.9%	$3,982	($1,393)	(25.9%)	$5,375
Mortgages held for sale	1,712	(6,071)	(78.0%)	7,783	5,063	186.1%	2,720
Securities available for sale	310,592	7,968	2.6%	302,624	(15,161)	(4.8%)	317,785
Loans	729,192	83,627	13.0%	645,565	72,776	12.7%	572,789

Total uses	$1,046,867	$86,913	9.1%	$959,954	$61,285	6.8%	$898,669

Funding sources:
Interest-bearing demand deposits	$222,682	$9,702	4.6%	$212,980	$1,111	0.5%	$211,869
Savings deposits	94,306	8,176	9.5%	86,130	13,588	18.7%	72,542
Time deposits	346,186	33,159	10.6%	313,027	(4,405)	(1.4%)	317,432
Short-term borrowings	108,298	18,053	20.0%	90,245	36,535	68.0%	53,710
Long-term debt	102,000	(10,411)	(9.3%)	112,411	(11,252)	(9.1%)	123,663
Non-interest bearing funds, net	173,395	28,234	19.5%	145,161	25,708	21.5%	119,453

Total sources	$1,046,867	$86,913	9.1%	$959,954	$61,285	6.8%	$898,669

Securities Available for Sale

Table 8 indicates the composition and maturity of the securities available for sale (“AFS”) portfolio as of December 31, 2004. The table is based on the expected maturities of securities which may differ from contractual maturities. Included in the portfolio are callable agencies, state and municipal securities, mortgage-backed securities (including adjustable rate mortgage-backed securities) and CMOs that may be called, prepaid or reprice before final maturity. For mortgage-backed securities, maturity is based on average lives rather than contractual maturity. The weighted average duration of the portfolio decreased from 2.8 years at the end of 2003 to 2.3 years at the end of 2004. Duration is the weighted-average present value of future cash flows from a financial instrument. Investment managers use it as an indication of the potential price volatility of a financial instrument for various changes in market interest rates. The higher the duration, the more the market value of a portfolio would be expected to fluctuate as interest rates change. The decrease in the duration of the portfolio is attributable to purchases of short-duration mortgage-backed securities during 2004 and the sale of $42.7 million of long-duration fixed-rate Fannie Mae and Freddie Mac perpetual preferred stock.

PennRock Financial Services Corp.

Table 8 - Analysis of Securities Available for Sale

In thousands

								Taxable
	Within	1-5	6-10	Over 10				Equivalent
	One Year	Years	Years	Years	Equities		Total	Yield
U.S. agency	$7,026	$4,106	$	$	$		$11,132	4.12%
States and political subdivisions			1,000	8,935			9,935	7.52%
Mortgage backed securities	100	89,469					89,569	4.70%
Collateralized mortgage obligations	5,508	50,809					56,317	4.50%
Corporate obligations				71,083			71,083	3.52%
Equity securities						69,216	69,216	5.15%

Total (amortized cost)	$12,634	$144,384	$1,000	$80,018		$69,216	$307,252	4.56%

Total fair value	$12,604	$143,640	$1,001	$78,210		$67,168	$302,623
Taxable equivalent yield	4.09%	4.63%	5.50%	3.75%		5.15%	4.56%

Percent of portfolio	4.11%	46.99%	0.33%	26.03%		22.53%

Average maturity of debt securities	12.70 years

Measured on an amortized cost basis, securities decreased $3.4 million or 1.1% in 2004 and increased $761,000 or 0.2% during 2003. As of December 31, 2004, securities available for sale at fair value totaled $302.6 million compared with $309.2 million at the end of 2003. During 2004, PennRock sold $109.3 million and purchased $155.5 million in available for sale securities. During 2003, PennRock sold $93.4 million in securities and purchased $206.4 million. In addition, principal payments of $44.0 million in 2004 and $109.7 million in 2003 were received from securities that matured or were called and from principal repayments of mortgage-backed securities.

As of December 31, 2004, the AFS portfolio had a net unrealized loss of $4.6 million consisting of gross unrealized gains of $1.3 million and gross unrealized losses of $5.9 million. Substantially all of the unrealized losses are related to adjustable rate securities whose coupons had been adjusted downward over the past two years in response to the historically low level of market interest rates. We expect these coupon rates to rise in the near-term as market interest rates rise. As of December 31, 2003, the AFS portfolio had a net unrealized loss of $1.5 million consisting of gross unrealized gains of $4.0 million and gross unrealized losses of $5.5 million.

As indicated above, under the discussion of non-interest income, PennRock recorded an other-than-temporary impairment charge on approximately $5 million face value Freddie Mac perpetual preferred variable rate stock as well as several issues of publicly traded common stock maintained in its available-for-sale portfolio. The impairment charge totaled $1.2 million and was recorded as of year-end 2004. All other declines in market value have been determined to be temporary in nature.

Measured at fair value, as of December 31, 2004, PennRock had $145.9 million invested in mortgage-backed securities and CMOs compared with $98.5 million as of December 31, 2003. A mortgage-backed security depends on an underlying pool of mortgage loans to provide a cash flow pass-through of principal and interest. A CMO is a mortgage-backed security that is comprised of classes of bonds created by prioritizing the cash flows from the underlying mortgage pool in order to meet different objectives of investors. PennRock had $89.4 million in mortgage-backed securities and $55.8 million in CMO securities at the end of 2004 all of which were fixed rate. None of the CMOs in the portfolio was considered “high risk” as defined by banking regulations.

The proportion of assets invested in securities on PennRock’s balance sheet has declined significantly over the past several years. In 1999, securities comprised 37% of PennRock’s assets. By the end of 2004, that percentage had dropped to less than 26%. Securities at fair-value totaled $309.5 million as of December 31, 1999 and totaled $302.6 million at the end of 2004. Had management elected to maintain the same proportion of securities relative to total assets from year-end 1999, the securities portfolio would be approximately $132 million larger by the end of 2004 than it currently is. Instead, we have elected to maintain the same level of securities measured in terms of total value from year-to-year to provide an adequate source of secondary liquidity and cash-flow and for pledging purposes, and to concentrate our efforts in growing the loan portfolio in proportion to total assets. See the discussion of the loan portfolio below.

PennRock Financial Services Corp.

During 2004 and 2003, there were no investments in securities of any single, non-federal issues in excess of 10% of stockholders’ equity.

Loans

Table 9 presents loans outstanding, by type of loan, for the five years ended December 31, 2004.

Table 9 – Loans Outstanding, Net of Unearned Income

In thousands

	December 31,
	2004	2003	2002	2001	2000
Commercial, financial and agricultural:
Commercial, secured by real estate	$419,114	$371,105	$327,592	$276,667	$223,722
Agricultural	8,654	7,387	6,838	6,368	6,589
Other	91,133	91,934	83,801	77,849	80,497
Real estate – construction	47,681	45,319	32,140	46,558	22,745
Real estate – mortgage	198,217	187,033	141,983	137,929	151,709
Consumer loans	8,525	9,124	10,486	12,998	15,878

Total loans	$773,324	$711,902	$602,840	$558,369	$501,140

As indicated in the discussion on securities above, management has made a concerted effort through its sales staff, especially its commercial banking officers, to increase the proportion of assets invested in loans outstanding while maintaining asset quality and our internal underwriting standards. Loans as a percent of total assets increased from 54.7% at the end of 1999 to 65.8% by the end of 2004. This decision was made for several reasons. First, in pure economic terms, loan yields have exceeded security yields by 240 basis points on average over the past three years. Second, although loans carry more credit risk and higher operational costs than securities, investments provide no opportunity to develop any additional relationships or to “cross-sell” any additional products or services to our customers. The third reason is to better fulfill our commitment to serve the credit needs of customers in our market area.

Loans increased in 2004 by $61.4 million or 8.6%, compared with a $109.1 million or 18.1% increase during 2003. The fastest growing category in the loan portfolio for the past several years has been commercial real estate loans which have more than doubled in the past five years. In 2004, commercial real estate loans grew $48.0 million or 12.9% and in 2003 they grew $43.5 million or 13.3%. Consumer loans, on the other hand, have declined in each of the past five years as consumers have shown a preference for home equity loans over traditional installment loans. Home equity loans are included under the category real estate — mortgage loans. PennRock originated $50.6 million and sold $49.0 million in conforming residential mortgage loans in 2004 and originated $145.9 million and sold $151.3 million in 2003. We retained the servicing on all loans sold. The Bank’s mortgage servicing portfolio grew from $222.9 million at the end of 2003 to $224.0 million at the end of 2004.

As of December 31, 2004, PennRock did not have any loan concentrations exceeding 10% of total loans to any particular economic group or industry. The loan portfolio is well diversified as to industry and companies within each industry which helps minimize risk. Loan quality is maintained through diversification of risk, strict credit control practices and continued monitoring of the loan portfolio. As of December 31, 2004, PennRock did not have any loans outstanding to any foreign entity or government.

PennRock Financial Services Corp.

Table 10 – Loan Maturities and Interest Sensitivity (1)

In thousands

	December 31, 2004
	One year	One through	Over
	or less	Five years	Five years	Total
Commercial, financial and agricultural	$15,032	$103,601	$400,268	$518,901
Real estate – construction	47,681			47,681

Total	$62,713	$103,601	$400,268	$566,582

Loans with predetermined interest rate	$11,229	$45,854	$34,626	$91,709
Loans with variable interest rate	51,484	57,747	365,642	474,873

Total	$62,713	$103,601	$400,268	$566,582

(1) Excludes residential mortgages and consumer loans.

Non-Performing Assets

Table 11 shows PennRock’s non-performing loans for the five years ended December 31, 2004.

Table 11 – Non-performing Assets

In thousands

	December 31,
	2004	2003	2002	2001	2000
Non-accrual loans	$277	$951	$1,203	$692	$3,675
Loans accruing but 90 days past due as to principal or interest	225	617	1,276	476	569

Total non-performing loans	502	1,568	2,479	1,168	4,244
Other real estate owned	69	66	188	208	188

Total non-performing assets	$571	$1,634	$2,667	$1,376	$4,432

Ratios:
Non-performing loans to total loans	0.06%	0.22%	0.41%	0.21%	0.85%
Non-performing assets to total loans and other real estate owned	0.07%	0.23%	0.44%	0.25%	0.88%
Allowance for loan losses to non-performing loans	1794.22%	551.21%	285.40%	621.75%	140.74%

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

Non-performing loans decreased by $911,000 or 36.7% from 2002 to 2003 and decreased by $1.1 million or 65.1% in 2004. The proportion of non-performing loans relative to total loans decreased from 0.22% to 0.06% during 2004. The coverage ratio of the allowance for loan losses to non-performing loans increased from 551.21% at the end of 2003 to 1794.22% at the end of 2004.

Impaired loans include all non-accrual loans plus all loans whose original terms have been restructured as to the payment of principal, interest or both. Impaired loans totaled $3.0 million as of December 31, 2004 of which $277,000 was in non-accrual status and $958,000 as of December 31, 2003 of which $951,000 was in non-accrual. Table 14 below presents the balance of impaired loans at year-end 2004 and 2003.

As of December 31, 2004, real estate acquired in foreclosure known as “other real estate owned” (“OREO”) totaled $69,000 and was included in other assets on the Consolidated Balance Sheets. As of December 31, 2003, OREO totaled $66,000. During 2004, sales of OREO property totaled $91,000 and $148,000 in 2003. Valuation reserves are established for OREO properties whenever estimated current realizable values fall below the original fair value recorded.

PennRock Financial Services Corp.

Allowance for Loan Losses

The allowance for loan losses (Table 12) is established and maintained at a level that we believe is adequate to absorb probable losses in the Bank’s loan portfolio based upon a periodic evaluation of current information of the risks inherent in the portfolio and is monitored with continuous internal as well as semiannual independent loan reviews. There are many elements that we evaluate to determine the adequacy of the allowance for loan losses.

The Bank has an internal rating system that assigns grades for all loans except residential mortgage loans, consumer loans and commercial and commercial real estate loans under $100,000. Loans are initially assigned to one of seven risk grades. The loan officer assigns the loan rating at the time the loan is made. These ratings may be changed over time to reflect changes in the financial condition of the borrowing entity. If warranted, the risk rating may be lowered to “eight” (substandard), “nine” (doubtful) or “ten” (loss). Loans rated “ten” are charged-off. All loans rated seven through nine, which are considered “watch loans,” are assigned either a specific allowance allocation or a general allowance allocation percentage. The specific allowance allocation is based on an analysis of each loan for which a specific allowance allocation is assigned. General allowance allocation percentages assigned to watch loans are based upon a three-year average historical loss experience for that particular risk rating. General allowance allocation percentages are also assigned to commercial and commercial mortgage loans not on the watch loan list, for consumer loans and residential mortgage loans. The general allowance allocation percentage assigned to categories of non-watch loans are based on the three-year average historical loss experience for each category of loan. The sum of all allowance amounts determined by this methodology is utilized as the primary indicator of the appropriate level of the allowance for loan losses.

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

The Board of Directors reviews the allowance on a quarterly basis to determine whether the amount of monthly provision is adequate or whether additional provisions should be increased or decreased. The internally classified watch list, along with the list of non-accrual and non-performing loans, helps the Board and management assess the overall quality of the loan portfolio and the adequacy of the allowance. Loans classified as an “eight” (substandard) are loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition which may jeopardize recoverability of the loan. Loans

PennRock Financial Services Corp.

classified as a “nine” (doubtful) are those loans that have characteristics similar to substandard loans, but also have an increased risk that a loss may occur or at least a portion of the loan may require a charge-off if liquidated. Both “eight” and “nine” rated loans categories may include loans that are past due at least 90 days, are on non-accrual status or have been restructured. As of December 31, 2004, there were no loans rated “nine” or “ten.” The total allowance amount is available for losses across the Bank’s entire portfolio.

The following table shows the changes in the allowance for loan losses for the five years ended December 31, 2004.

Table 12 - Allowance for Loan Losses

In thousands

	Year Ended December 31,
	2004	2003	2002	2001	2000
Balance, beginning of year	$8,643	$7,075	$7,262	$5,973	$5,514
Provision charged to expense	565	1,917	1,750	1,548	3,076
Loans charged off:
Commercial, financial and agricultural	281	545	2,104	393	1,258
Consumer	90	172	93	195	1,582

Total loans charged off	371	717	2,197	588	2,840

Recoveries:
Commercial, financial and agricultural	97	330	215	290	106
Consumer	73	38	45	39	117

Total recoveries	170	368	260	329	223

Net charge-offs	201	349	1,937	259	2,617

Balance, end of year	$9,007	$8,643	$7,075	$7,262	$5,973

Total loans
Average	$729,728	$646,391	$576,305	$518,202	$485,999
Year-end	773,324	711,902	602,840	558,369	501,140

Ratios:
Net charge-offs to:
Average loans	0.03%	0.05%	0.34%	0.05%	0.54%
Total loans	0.03%	0.05%	0.32%	0.05%	0.52%
Allowance for loan losses	2.23%	4.04%	27.38%	3.57%	43.81%
Provision for loan losses	35.58%	18.21%	110.69%	16.73%	85.08%
Allowance for loan losses to:
Average loans	1.23%	1.34%	1.23%	1.40%	1.23%
Loans as of year-end	1.16%	1.21%	1.17%	1.30%	1.19%

The allowance for loan losses totaled $9.0 million as of December 31, 2004, an increase of 4.2% from 2003. The allowance for loan losses as a percentage of year-end loans declined from 1.21% at the end of December 31, 2003 to 1.16% as of December 31, 2004. The provision for loan losses exceeded net-charge-offs by $364,000 million in 2004 and by $1.6 million in 2003.

Total loans charged-off decreased from $717,000 in 2003 to $371,000 in 2004. Loans charged-off in 2002 totaled $2.2 million. Recoveries of loans previously charged-off increased from $260,000 in 2002 to $368,000 in 2003 and decreased to $170,000 in 2004. The ratio of net charge-offs to average loans was 0.03% in 2004, 0.05% in 2003 and 0.34% in 2002.

Based on our analysis of the loan portfolio as well as other factors and conditions, we believe the current allowance is adequate. However, changing economic and other conditions may require future adjustments to the allowance for loan losses.

Table 13 presents the allocation of the allowance for loan losses by major loan category for the five years ended December 31, 2004. The specific allocations in any particular category may prove to be excessive or inadequate to absorb actual future charge-offs so balances may be reallocated in the future to reflect changing conditions. Accordingly, the entire allowance is considered available to absorb losses in any category.

PennRock Financial Services Corp.

Table 13 — Allocation of Allowance for Loan Losses

In thousands

	December 31,
	2004		2003		2002		2001		2000
		% of		% of		% of		% of		% of
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial, financial and agricultural	$7,983	67.1%	$7,647	66.1%	$5,693	69.4%	$6,216	64.6%	$4,232	61.7%
Real estate:
construction		6.2%	38	6.4%	578	5.3%		8.4%		4.6%
mortgage	114	25.6%	201	26.3%	111	23.6%	71	24.7%	185	30.5%
Consumer	735	1.1%	757	1.2%	693	1.7%	975	2.3%	484	3.2%
Unallocated	175								1,072

Total	$9,007	100.0%	$8,643	100.0%	$7,075	100.0%	$7,262	100.0%	$5,973	100.0%

The identification of impaired loans is conducted in conjunction with the review of the adequacy of the allowance for loan losses. Loss allowances are established for specifically identified impaired loans based on the fair value of the underlying collateral in accordance with SFAS No. 114.

Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Adjustments to impairment losses resulting from changes in the fair value of an impaired loan’s collateral are included in the provision for loan losses. Upon disposition of an impaired loan, any related valuation allowance is removed from the allowance for loan losses.

The following table presents the status of impaired loans.

Table 14 — Impaired Loans

In thousands

	2004	2003
Impaired loans with a reserve	$2,802	$187
Impaired loans with no reserve	227	771

Total impaired loans	$3,029	$958

Reserve for impaired loans(1)	$598	$88

Average balance of impaired loans during the year	$1,994	$959

(1)The reserve for impaired loans is part of the overall allowance for loan losses.

Liquidity

The purpose of liquidity management is to ensure that there are sufficient cash flows available to meet a variety of needs while minimizing the cost of funds and maximizing yields on liquid assets. These needs include financial commitments such as satisfying the credit needs of our borrowers and withdrawals by our depositors, the ability to capitalize on investment and business opportunities as they occur, and the funding of PennRock’s own operations. Liquidity is measured by PennRock’s ability to convert assets to cash at a reasonable cost or a minimum loss. We achieve these objectives through the implementation of our asset/liability policy. Maturities and sales of investment securities (Table 8), loan payments and maturities (Table 10), and liquidating money market investments such as federal funds sold all provide liquidity. In addition, PennRock is a member of the Federal Home Loan Bank of Pittsburgh (the “FHLB”) which provides a reliable source of long and short-term funds. As of December 31, 2004, PennRock had unused lines of credit with the FHLB of $145.3 million, unused federal funds line of credit of $15 million and unpledged securities available for sale of $243.7 million. However, PennRock’s primary source of liquidity lies in our ability to renew, replace and expand its base of core deposits (consisting of demand, NOW, money market and cash management accounts, savings accounts and time deposits less than $100,000.)

Total deposits increased $44.7 million or 5.7% in 2004 compared with an increase of $40.8 million or 5.5% in 2003. Core deposits increased $22.0 million in 2004 compared with an increase of $35.3 million in 2003. Deposits grew in every category in 2004 except time deposit under $100,000 which declined by $15.0 million. Non-interest

PennRock Financial Services Corp.

bearing demand deposits increased $17.4 million while time deposits of $100,000 or more grew $22.7 million. The average rate paid on interest bearing deposits in 2004 increased 4 basis points from 1.78% in 2003 to 1.82%. The average rate paid in 2003 declined 74 basis points from 2002. Table 15 reflects the changes in the major classifications of deposits by comparing the year-end balances for the five years ended December 31, 2004. Table 16 reflects the maturity of time deposits of $100,000 or more for the five years ended December 31, 2004.

Table 15 — Deposits by Major Classification

In thousands

	December 31,
	2004	2003	2002	2001	2000
Non-interest bearing deposits	$158,104	$140,753	$121,598	$108,529	$94,001
NOW accounts	48,593	48,408	44,429	40,936	37,390
Money market deposit accounts	178,539	168,130	176,967	160,590	98,130
Savings accounts	97,488	88,438	79,884	63,966	55,526
Time deposits under $100,000	275,773	290,773	278,323	253,757	340,868

Total core accounts	758,497	736,502	701,201	627,778	625,915
Time deposits of $100,000 or more	70,237	47,540	42,061	35,916	57,079

Total deposits	$828,734	$784,042	$743,262	$663,694	$682,994

Table 16 — Maturity of Time Deposits of $100,000 or More

In thousands

	December 31,
	2004	2003	2002	2001	2000
Three months or less	$6,601	$5,490	$8,996	$10,182	$28,208
Over three months through six months	58,916	35,319	11,780	5,660	11,416
Over six months through twelve months	2,201	6,063	11,884	14,677	13,809
Over twelve months	2,519	668	9,401	5,397	3,646

Total	$70,237	$47,540	$42,061	$35,916	$57,079

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

The Bank may borrow funds from the FHLB of Pittsburgh and from other sources. The FHLB system acts as an additional source of funding for financial institutions. In addition, the Bank uses federal funds lines and securities sold under agreements to repurchase as funding sources. In order to utilize the services of the FHLB, the Bank is required to own stock in the FHLB. The amount of stock held by the Bank varies with the total amount of advances the Bank has outstanding at any point in time. As of December 31, 2004, the Bank held $11.5 million in stock of the FHLB. The FHLB uses various factors to determine the amount of credit to extend to a financial institution. These factors include:

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

PennRock Financial Services Corp.

Short-term borrowings increased $12.5 million, from $113.0 million as of December 31, 2003 to $125.5 million as of December 31, 2004. Of the repurchase agreements outstanding at year-end 2004, $14.8 million were with bank customers while $108.0 million were outstanding at the FHLB. The level of short-term borrowings depends on loan growth, deposit growth, current market rates and other factors. The increase in short-term borrowings in 2004 was required to fund the increase in the loan portfolio since there was insufficient growth in deposits to do so. As previously indicated, loans grew $61.4 million in 2004 while deposits grew $44.7 million. We chose to fund the excess loan growth with short-term borrowing since they represented the least expensive source of funds readily available. The average cost of short-term borrowings decreased from 1.48% in 2002 to 1.14% in 2003 and increased to 1.51% in 2004. The average balance of short-term borrowings outstanding during the year was $53.7 million in 2002, $90.2 million in 2003 and $108.3 million on 2004. Table 17 shows PennRock’s short-term borrowings for the five years ended December 31, 2004.

Table 17 — Short-Term Borrowings

In thousands

	December 31,
	2004	2003	2002	2001	2000
Securities sold under agreements to repurchase:
FHLB	$108,000	$97,000	$12,000	$45,000	$30,000
Customers	14,825	14,181	23,363	26,752	21,567
Federal funds purchased				4,330
U.S. Treasury tax and loan note	2,634	1,781	5,000	672	2,608

Total short-term borrowings	$125,459	$112,962	$40,363	$76,754	$54,175

See Note 9: Short-Term Borrowings in the Notes to Consolidated Financial Statements for additional disclosures about short-term borrowings.

Long-Term Debt

In addition to short-term borrowings from the FHLB, the Bank has $102.0 million of long-term fixed rate advances from the FHLB of which $62.0 million are convertible advances that permit the FHLB to convert the advance from a fixed-rate to a variable-rate at its discretion on a specified call date following an initial “lock-out” period ranging from one year to five years. $17.0 million of these convertible advances further restrict the FHLB’s ability to call the advance unless the 3-month LIBOR rate is at or above a specified rate. If the FHLB exercises its option to convert an advance to variable rate, the Bank has the option to repay the advance in full. During 2004 and 2003, the FHLB did not exercise its option to convert any advances. However, in 2003, one fixed-rate advance bearing interest at 7.11% matured and was not replaced. Also during the second quarter of 2003, two advances totaling $40 million were paid-off and replaced by new advances at lower interest rates. The prepayment penalty assessed by the FHLB is being amortized over the life of the new advances in accordance with EITF 96-19 (“Debtor’s Accounting for a Modification or Exchange of Debt Instruments”) issued by the FASB in 1996.

The maturities of long-term debt at the end of both 2004 and 2003 ranged from 2006 to 2012. The average rate paid on these advances during 2004 was 4.74%. The average rate on these advances at year-end 2004 was 4.74%. The average rate paid during 2003 was 5.23%. The average rate on these advances at year-end 2003 was 4.74%. These long-term advances are part of the same line of credit with the FHLB utilized by the Bank’s short-term advances.

Capital Resources

On June 23, 2004, the Board of Directors of PennRock authorized the repurchase of up to 300,000 shares of common stock. Any repurchased shares will be held as treasury shares available for issuance in connection with future stock dividends and stock splits, employee benefit plans, executive compensation plans, the Dividend Reinvestment Plan and other appropriate corporate purposes. PennRock began open market repurchases of its outstanding common stock in 1995. In 2004, PennRock purchased 90,546 shares for $3.1 million and reissued 143,701 shares. In 2003, PennRock purchased 65,424 shares for $1.7 million and reissued 92,286 shares. There were 39,200 shares with a cost of $1.0 million as of December 31, 2004 and 93,355 shares with a cost of $2.1 million as of December 31, 2003 held as treasury stock.

Total stockholders’ equity increased $5.5 million or 5.6% in 2004 compared with an increase of $11.0 million or 12.7% in 2003. In 2004, stockholders’ equity increased by net income of $12.7 million less dividends of $6.3 million. The change in net unrealized gains and losses on AFS securities decreased equity by $2.0 million. In 2003,

PennRock Financial Services Corp.

stockholders’ equity increased by net income of $14.0 million less dividends of $5.7 million. The change in net unrealized gains and losses on AFS securities increased equity by $2.4 million. The ratio of average equity to average assets was 9.0% in 2004, compared with 8.77% for 2003 and 8.47% in 2002. Internal capital generation is calculated by multiplying return on average equity by the percentage of earnings retained. Internal capital generation amounted to 6.29% in 2004, 8.99% in 2003 and 9.44% in 2002.

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

As of December 31, 2004, the most recent notification from the Federal Reserve Bank categorized PennRock as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, PennRock must maintain a minimum total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6% and a Tier 1 leverage ratio of 5%. As of December 31, 2004, PennRock’s total risk-based capital ratio was 11.62%, its Tier 1 risk-based capital ratio was 10.62% and its Tier 1 leverage ratio was 11.71%. There are no conditions or events since that notification that management believes have changed this category. The Bank also exceeded all minimum ratios at the end of 2004. Table 18 shows PennRock’s and the Bank’s capital resources for the past three years.

Table 18 — Capital Resources

	December 31,
	2004	2003	2002
PennRock Financial Services Corp:
Leverage ratios:
Total capital to total average assets	9.02%	9.09%	8.64%
Tier 1 capital to total average assets	8.24%	8.23%	7.92%
Risk-based ratios:
Common stockholders’ equity to risk weighted assets	11.71%	11.53%	11.45%
Tier 1 capital to risk-weighted assets	10.62%	10.54%	10.61%
Total capital to risk-weighted assets	11.62%	11.64%	11.57%

Blue Ball National Bank:
Leverage ratios:
Total capital to total average assets	8.62%	8.87%	8.56%
Tier 1 capital to total average assets	7.84%	7.99%	7.79%
Risk-based ratios:
Common stockholders’ equity to risk weighted assets	11.22%	10.07%	10.11%
Tier 1 capital to risk-weighted assets	10.11%	10.25%	10.51%
Total capital to risk-weighted assets	11.12%	11.37%	11.55%

PennRock Financial Services Corp.

Off-Balance Sheet Arrangements, Commitments and Contractual Obligations

The following table summarizes PennRock’s contractual obligations and other commitments to make future payments as of December 31, 2004. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amount. However, since many commitments are expected to expire without being drawn upon, the total commitment amounts do not represent future cash requirements.

Table 19 — Contractual Obligations and Other Commitments

In thousands

	Payments Due by Period
		More than	Three years
		one year	or more
	One year	but less than	but less than	Five years
	or less	three years	five years	or more	Total
Contractual obligations:
Federal Home Loan advances	$	$51,000	$	$51,000	$102,000
Operating leases	555	976	815	1,205	3,551
Deposits with stated maturity dates	313,138	21,711	11,160	1	346,010

Total contractual obligations	313,693	73,687	11,975	52,206	451,561

Other commitments
Loan commitments	179,921				179,921
Standby letters of credit	40,131	12,006	61		52,198

Total other commitments	220,052	12,006	61		232,119

Total contractual obligations and other commitments	$533,745	$85,693	$12,036	$52,206	$683,680

In the normal course of business, PennRock enters into transactions which are not included in its consolidated balance sheets. These transactions are designed to meet the financing needs of our customers. These transactions involve commitments to extend credit and standby letters of credit which involve elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. PennRock also holds certain assets which are not included in its consolidated balance sheets including assets held in a fiduciary or custodial capacity for its trust customers.

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

PennRock Financial Services Corp.

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

PennRock utilizes financial modeling to forecast earnings under different interest rate projections. The model quantifies the effects of various interest rate scenarios on projected net interest income and net income when measured against a base case. PennRock’s Board of Directors has adopted an interest rate risk policy which establishes a maximum decrease in the net interest income and net income in the event of a sudden and sustained increase or decrease in market interest rates of 200 basis points. The following tables present the Bank’s projected change in net interest income and net income for 100 and 200 basis point rate shocks as of December 31, 2004 and 2003 and the Board’s established limit. The impact on net interest income and net income relate to the Bank only. The assets and liabilities of the parent company only or for PFA are not considered in this analysis and their corresponding earnings at risk do not have a significant effect on this analysis.

Table 20 — Changes in Net Interest Income
In thousands

December 31, 2004
	Net Interest	Computed	Percent	Board
Change in Interest Rates	Income	Change	Change	Limit
200 basis point rise	$40,774	$1,789	4.59%	(15.00%)
100 basis point rise	40,124	1,139	2.92%
Base rate scenario	38,985
100 basis point decline	36,907	(2,078)	(5.33%)
200 basis point decline	34,938	(4,047)	(10.38%)	(15.00%)

December 31, 2003
	Net Interest	Computed	Percent	Board
Change in Interest Rates	Income	Change	Change	Limit
200 basis point rise	$40,374	$2,676	7.10%	(15.00%)
100 basis point rise	40,326	2,628	6.97%
Base rate scenario	37,698
100 basis point decline	35,175	(2,523)	(6.69%)
200 basis point decline	31,894	(5,804)	(15.40%)	(15.00%)

PennRock Financial Services Corp.

Table 21 — Changes in Net Income

In thousands

December 31, 2004
		Computed	Percent	Board
Change in Interest Rates	Income	Change	Change	Limit
200 basis point rise	$15,583	$1,312	9.19%	(20.00%)
100 basis point rise	15,079	807	5.66%
Base rate scenario	14,271
100 basis point decline	12,731	(1,541)	(10.79%)
200 basis point decline	11,268	(3,004)	(21.05%)	(20.00%)

December 31, 2003
		Computed	Percent	Board
Change in Interest Rates	Income	Change	Change	Limit
200 basis point rise	$16,122	$1,932	13.62%	(20.00%)
100 basis point rise	16,016	1,826	12.87%
Base rate scenario	14,190
100 basis point decline	12,425	(1,765)	(12.44%)
200 basis point decline	10,214	(3,976)	(28.02%)	(20.00%)

The preceding tables indicate that as of December 31, 2004 and 2003 in the event of a sudden and sustained decrease of 200 basis points in prevailing market interest rates, PennRock’s net interest income would be expected to decrease by $4.0 million and $5.8 million respectively while net income would decrease by $3.0 million and $4.0 million respectively. However, if market rates increased by 200 basis points, net interest income would be expected to increase by $1.8 million and $2.7 million respectively while net income would increase by $1.3 million and $1.9 million respectively. This simulation analysis that indicates that PennRock is asset sensitive. PennRock’s interest income and net income increase if rates rise and decline if rates fall. At December 31, 2004 and 2003, PennRock’s estimated changes in net interest income and net income given a 200 basis point increase in interest rates are well within policy limits. However, PennRock’s estimated change in net income given a 200 basis point decrease in interest rates is outside of policy limits for both years. With ALCO’s expectation that rates are more likely to rise than fall (consider that federal funds rates have risen 150 basis points since June 30, 2004) the Board of Directors has indicated that they were satisfied with this exception to policy.

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

PennRock Financial Services Corp.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following audited consolidated financial statements are set forth in this Annual Report of Form 10-K on the following pages:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
PennRock Financial Services Corp.
Blue Ball, Pennsylvania

We have audited the accompanying consolidated balance sheet of PennRock Financial Services Corp. and Subsidiaries (the “Company”) as of December 31, 2004 and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended.. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company as of December 31, 2003 and 2002 and for the years ended December 31, 2003 were audited by other auditors whose report dated January 30, 2004, expressed an unqualified opinion on those statements

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2004 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2004, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/CROWE CHIZEK AND COMPANY LLC
March 4, 2005
Columbus, Ohio

PennRock Financial Services Corp.

CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share data

	December 31,
	2004	2003
ASSETS
Cash and due from banks	$17,994	$17,858
Short-term investments	4,358	6,283

Total cash and cash equivalents	22,352	24,141
Mortgages held for sale	3,758	2,004
Securities available for sale (at fair value)	302,623	309,189

Loans	773,324	711,902
Allowance for loan losses	(9,007)	(8,643)

Net loans	764,317	703,259
Premises and equipment, net	17,032	16,283
Accrued interest receivable	3,463	3,100
Bank owned life insurance	28,539	27,609
Goodwill	10,051	10,051
Other intangible assets, net	1,083	1,021
Other assets	21,866	12,083

Total assets	$1,175,084	$1,108,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$158,104	$140,753
Interest bearing	670,630	643,289

Total deposits	828,734	784,042
Short-term borrowings	125,459	112,962
Long-term debt	102,000	102,000
Accrued interest payable	2,926	2,353
Other liabilities	12,475	9,376

Total liabilities	1,071,594	1,010,733
Stockholders’ Equity:
Common stock, par value $2.50 per share; authorized 20,000,000 shares; issued - 7,718,543 shares	19,296	19,296
Surplus	54,798	53,677
Accumulated other comprehensive loss, net of tax	(3,008)	(991)
Retained earnings	33,416	28,134
Treasury stock at cost (39,200 and 92,355 shares)	(1,012)	(2,109)

Total stockholders’ equity	103,490	98,007

Total liabilities and stockholders’ equity	$1,175,084	$1,108,740

The accompanying notes are an integral part of these consolidated financial statements.

PennRock Financial Services Corp.

CONSOLIDATED STATEMENTS OF INCOME

In thousands, except share and per share data

	Year Ended December 31,
	2004	2003	2002
Interest income:
Interest and fees on loans	$44,038	$42,665	$42,733
Securities available for sale:
Taxable	10,545	9,335	12,159
Tax-exempt	581	845	1,902
Mortgages held for sale	140	516	248
Other	36	33	100

Total interest income	55,340	53,394	57,142

Interest expense:
Deposits	12,097	10,918	15,157
Short-term borrowings	1,636	1,033	796
Long-term debt	4,918	5,874	7,330

Total interest expense	18,651	17,825	23,283

Net interest income	36,689	35,569	33,859
Provision for loan losses	565	1,917	1,750

Net interest income after provision for loan losses	36,124	33,652	32,109

Non-interest income:
Service charges on deposit accounts	3,403	3,320	2,851
Other service charges and fees	400	354	308
Financial services	4,695	5,004	4,094
Net realized gains on sales of available for sale securities	855	349	369
Impairment charge on available for sale equity securities	(1,221)
Mortgage banking	753	1,219	513
Increase in cash surrender value of bank owned life insurance	985	1,170	1,243
Other	2,365	2,334	1,766

Total non-interest income	12,235	13,750	11,144

Non-interest expenses:
Salaries and benefits	20,297	18,096	16,147
Occupancy, net	2,114	2,044	1,804
Equipment depreciation and service	1,268	1,333	1,389
Advertising and marketing	1,083	982	998
Computer program amortization and maintenance	939	930	1,064
Other	5,915	6,293	6,045

Total non-interest expense	31,616	29,678	27,447

Income before income taxes	16,743	17,724	15,806
Income taxes	4,062	3,724	2,580

Net income	$12,681	$14,000	$13,226

Per share information:
Basic earnings	$1.66	$1.84	$1.73
Diluted earnings	1.63	1.81	1.71
Cash dividends	0.82	0.76	0.68

Weighted average number of shares outstanding:
Basic	7,650,913	7,626,208	7,641,520
Diluted	7,757,202	7,741,287	7,728,009

The accompanying notes are an integral part of these consolidated financial statements.

PennRock Financial Services Corp.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

In thousands, except share and per share data

					Accumulated
					Other
					Comprehensive
	Common		Retained	Treasury	Income (Loss)
	Stock	Surplus	Earnings	Stock	Net of Tax	Total

Balance as of January 1, 2002	$15,952	$16,446	$52,780	($1,609)	($5,165)	$78,404
Comprehensive income:
Net income			13,226			13,226
Change in net unrealized gains and losses on securities available for sale, net of reclassification adjustment and tax effects					1,788	1,788

Total comprehensive income						15,014
Purchase of treasury stock (129,680 shares)				(3,139)		(3,139)
Treasury stock reissued (84,178 shares)		(29)	347	1,580		1,898
Stock options exercised (15,535 shares)			(122)	308		186
10% stock dividend	1,592	17,328	(18,950)			(30)
Cash dividend ($0.68 per share)			(5,355)			(5,355)

Balance as of December 31, 2002	17,544	33,745	41,926	(2,860)	(3,377)	86,978

Comprehensive income:
Net income			14,000			14,000
Change in net unrealized gains and losses on securities available for sale, net of reclassification adjustment and tax effects					2,386	2,386

Total comprehensive income						16,386
Purchase of treasury stock (66,424 shares)				(1,744)		(1,744)
Treasury stock reissued (71,295 shares)			(2)	1,906		1,904
Stock options exercised (20,991 shares)			(340)	589		249
10% stock dividend	1,752	19,932	(21,713)			(29)
Cash dividend ($0.76 per share)			(5,737)			(5,737)

Balance as of December 31, 2003	19,296	53,677	28,134	(2,109)	(991)	98,007

Comprehensive income:
Net income			12,681			12,681
Change in net unrealized gains and losses on securities available for sale, net of reclassification adjustment and tax effects					(2,017)	(2,017)

Total comprehensive income						10,664
Purchase of treasury stock (90,546 shares)				(3,113)		(3,113)
Treasury stock reissued (65,685 shares)		74	45	1,823		1,942
Stock options exercised (78,016 shares)		1,047	(1,171)	2,387		2,263
Cash dividend ($0.82 per share)			(6,273)			(6,273)

Balance as of December 31, 2004	$19,296	$54,798	$33,416	($1,012)	($3,008)	$103,490

The accompanying notes are an integral part of these consolidated financial statements.

PennRock Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

	Year Ended December 31,
	2004	2003	2002
OPERATING ACTIVITIES:
Net income	$12,681	$14,000	$13,226
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	565	1,917	1,750
Depreciation and amortization	1,299	1,310	1,331
Loss on bank owned real estate	246
Accretion and amortization of securities	1,503	1,962	1,708
Deferred income taxes	(406)	(340)	(290)
Net realized gains on sale of available for sale securities	(855)	(349)	(369)
Impairment charge on available for sale equity securities	1,221
Proceeds from sales of mortgage loans	48,954	151,286	66,382
Originations of mortgages held for sale	(50,582)	(145,912)	(71,019)
Gain on sale of mortgage loans, net	(126)	(231)	(90)
(Increase) decrease in interest receivable	(363)	182	608
Increase in prepaid expenses	(1,734)	(643)	(677)
Increase (decrease) in interest payable	573	(112)	(495)
Increase in cash surrender value of bank owned life insurance	(930)	(1,118)	(1,243)
Other changes, net	(1,328)	745	(1,064)

Net cash provided by operations	10,718	22,697	9,758

INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	109,267	93,375	119,799
Purchases of securities available for sale	(155,454)	(206,442)	(231,116)
Maturities of securities available for sale	47,758	109,694	111,994
Proceeds from sale of other real estate	91	148	479
Net increase in loans	(62,971)	(109,062)	(44,471)
Net cash paid for business acquisition			(1,665)
Purchases of premises and equipment	(2,293)	(1,609)	(3,226)

Net cash used in investing activities	(63,602)	(113,896)	(48,206)

FINANCING ACTIVITIES:
Net increase in non-interest bearing deposits	17,351	19,155	13,068
Net increase in interest bearing deposits	27,341	21,625	66,499
Net increase (decrease) in short-term borrowings	12,497	72,599	(36,391)
Proceeds from issuance of long-term debt		40,000	21,000
Maturities and repayments of long-term debt		(65,000)	(15,000)
Issuance of treasury stock	3,129	2,153	2,085
Purchase of treasury stock	(3,113)	(1,744)	(3,139)
Cash dividends	(6,110)	(5,737)	(5,355)
Cash paid with stock dividend		(29)	(30)

Net cash provided by financing activities	51,095	83,022	42,737

Increase (decrease) in cash and cash equivalents	(1,789)	(8,177)	4,289
Cash and cash equivalents at beginning of year	24,141	32,318	28,029

Cash and cash equivalents at end of year	$22,352	$24,141	$32,318

Supplemental schedule of interest and income taxes paid:
Total interest paid	$19,224	$17,937	$23,778
Total income taxes paid	6,250	3,550	3,189
Transfers of loans to other real estate owned	88	12	642

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

Business:

PennRock is a bank holding company incorporated in 1986 under the laws of Pennsylvania. Blue Ball National Bank (“the Bank”) is a wholly owned subsidiary of PennRock. The Bank provides a broad range of banking, trust and other financial services to consumers, small businesses and corporations in south-central and southeastern Pennsylvania. PennRock Financial Advisors, N.A. (“PFA”) is a limited purpose national bank formed as a subsidiary of the Bank. PFA began operations on April 1, 2004 when the net assets of The National Advisory Group, Inc. and Pension Consulting Services, Inc., two wholly-owned subsidiaries of PennRock, as well as the operations of both companies were transferred to PFA. At the same time, the operations of the Bank’s Financial Services Division, including trust operations, were transferred to PFA. PFA provides consulting, actuarial and administrative services to retirement and employee benefit plans as well as investment, advisory and asset management services to retirement plan sponsors and participants. PFA also provides personal and corporate trust and agency services to individuals, corporations and others, including trust investment accounts, investment advisory services, mutual funds, and estate planning. PennRock Insurance Group, Inc., a wholly owned subsidiary of the Bank sells annuity and other insurance products. 1906 Founders, Inc., a Delaware Corporation formed on November 26, 2003 as a wholly owned subsidiary of PennRock, owns and manages certain investment securities.

Basis of Presentation:

The consolidated financial statements of PennRock include the accounts of PennRock and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain prior year amounts may have been reclassified to conform to current year presentation. All share and per-share data have been restated to reflect the impact of a 10% stock dividend paid in both 2003 and 2002.

Use of Estimates:

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated balance sheets and operations for the reporting periods. Actual results could differ from those estimates. The allowance for loan losses and the fair value of financial instruments are particularly subject to change.

Cash and Cash Equivalents:

For purposes of the Consolidated Statements of Cash Flows, PennRock defines cash and cash equivalents to include cash, amounts due from banks, federal funds sold and other short-term investments all of which have maturities of less than 90 days. Net cash flows are reported for loans, deposit transactions and short-term borrowings.

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

Securities Available for Sale:

Debt securities are classified as available for sale if management intends to hold these securities for an indefinite period of time but not necessarily to maturity. All equity securities with readily determinable fair values are classified as available for sale. All securities purchased by PennRock are classified as available for sale (“AFS”). Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of PennRock’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. AFS securities are carried at fair value. Unrealized gains or losses, net of the related deferred tax effect, are reported in other comprehensive income. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost.

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

Allowance for Loan Losses:

PennRock’s allowance for loan losses is established and maintained based upon management’s evaluation of the risks inherent in PennRock’s loan portfolio including the economic trends and other conditions in specific geographic areas as they relate to the nature of PennRock’s portfolio. PennRock’s one-to four family residential loans and consumer loans are homogeneous in nature and no single loan is individually significant in terms of its size or potential risk of loss. Therefore, management evaluates these loans as a group of loans. Management utilizes historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan administration and resolution, the views of its regulators, and other relevant factors, such as assumptions and projections of current economic and market conditions in order to determine the adequacy of the allowance for loan losses on these loans. For individually impaired commercial real estate loans, an estimated value of the property or collateral securing the loan is determined through an appraisal, where possible. If the unpaid balance of the loan is greater than the estimated fair value of the property, an allowance is established for the difference between the carrying value and the estimated fair value or liquidation value. Other impaired loans such as non-mortgage commercial loans are evaluated individually as well. For these loans, a determination is made of the value of the collateral, if any, through

PennRock Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

examination of current financial information. If the unpaid balance of the loan is greater than estimated fair value of the collateral, an allowance is established for the difference between the carrying value and the estimated fair value or liquidation value.

Allowances are also established on some classes of the performing portfolio and represent loss allowances that have been established to recognize the probable losses incurred in that class of the loan portfolio. In determining the adequacy of the loss allowance, management considers changes in the size and composition of the loan portfolio, historical loan loss experience, current economic and market conditions and PennRock’s credit administration procedures.

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

Other Real Estate Owned:

Other real estate owned represents properties acquired through customers’ loan defaults. When properties are acquired through foreclosure or deed in lieu of foreclosure, any excess of the loan balance at the time of foreclosure over the fair value of the real estate held as collateral is recognized as a loss and charged to the allowance for loan losses. After foreclosure, other real estate is reported at the lower of fair value at acquisition date or current fair value less estimated disposal costs. Fair value is determined on the basis of current appraisals obtained from independent sources. Subsequent write-downs are charged to an allowance for other real estate established through provisions for other real estate expenses. Costs of significant property improvements which enhance the salability of the property are capitalized while costs associated with holding or maintaining other real estate are charged to operations as incurred. Other real estate owned which totaled $69,000, $66,000 and $188,000 as of December 31, 2004, 2003 and 2002 respectively is recorded as other assets in the Consolidated Balance Sheets.

Premises and Equipment:

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on straight line and accelerated methods based on the estimated service lives of the assets as follows: banking premises, 10 to 40 years; furniture, fixtures and equipment, 3 to 5 years; leasehold improvements over the lesser of the term of the respective lease or the estimated useful lives of the improvements. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income for the period. Maintenance, repairs, and minor improvements are expensed as incurred. Significant renewals and improvements are capitalized.

Goodwill:

Goodwill represents the excess of cost over the assigned value of net assets acquired in a business combination. PennRock utilizes a two-step process for testing the impairment of goodwill on at least an annual basis. As of December 31, 2004 and December 31, 2003, PennRock has goodwill of $10.1 million.

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

PennRock Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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

Fiduciary Assets and Assets Under Management:

Assets held by PFA in a fiduciary or agency capacity are not included in the consolidated financial statements since such assets are not assets of PFA. In accordance with banking industry practice, income from fiduciary activities is generally recognized on a cash basis which is not significantly different from amounts that would have been recognized on the accrual basis.

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

Treasury Stock:

The purchase of PennRock’s treasury stock is recorded at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on a first-in, first-out method. Any losses realized from the reissue of treasury stock are charged against retained earnings.

Profit Sharing Plan:

Profit sharing contributions are calculated by a formula approved by the Board of Directors and are based on PennRock’s return on equity. Costs are funded as accrued.

Advertising, Marketing and Public Relations:

PennRock expenses advertising, marketing and public relations costs as incurred. These expenses for 2004, 2003 and 2002 totaled $1.1 million, $982,000 and $998,000, respectively.

Stock-Based Compensation:

PennRock accounts for its stock options and stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Based Compensation” Under this method, no compensation expense is recognized for stock options when the exercise price of the option equals fair value, or market price, of the underlying stock at the date of grant. PennRock makes disclosures of pro forma net earnings and earnings per share as if the fair-value-based method of accounting had been applied as required by SFAS No. 123, “Accounting for Stock-Based Compensation” and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. Since the Plan stipulates that the exercise price of the options is always equal to the market price at the date of the grant, we have recognized no compensation costs under the Plan for stock options issued. We did recognize compensation expense of $1.1 million related to options exercised in 2004 for which the Company repurchased the shares issue. Had compensation costs for the Plan been determined based on the fair value of the options at the grant dates in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended, PennRock’s net income and earnings per share would have been as follows:

PennRock Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

In thousands, except per share data

	2004	2003	2002
Net income — as reported	$12,681	$14,000	$13,226
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(265)	(243)	(165)

Pro-forma net income	$13,115	$13,757	$13,061

Earnings per share:
Basic — as reported	$1.66	$1.84	$1.73
Basic — pro-forma	1.63	1.80	1.71
Diluted — as reported	1.63	1.81	1.71
Diluted — pro-forma	1.60	1.78	1.69

The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004, 2003 and 2002.

	2004	2003	2002
Dividend yield	2.86%	2.62%	3.33%
Expected volatility	81.00%	40.00%	36.00%
Risk free interest rate	5.53%	4.89%	5.58%
Expected life	8.0 years	8.0 years	7.12 years

Net Income per Share:

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period plus the maximum number of potentially dilutive common shares related to PennRock’s outstanding stock options. Potentially dilutive common shares are computed using the treasury stock method. As of December 31, 2004, 2003 and 2002, all outstanding options were dilutive.

Earnings per common share have been computed based on the following:

Net income in thousands

	Years Ended December 31
	2004	2003	2002
Net income	$12,681	$14,000	$13,226
Average number of common shares outstanding	7,650,913	7,626,208	7,641,520

Basic earnings per share	$1.66	$1.84	$1.73

Add effect of dilutive options	106,289	115,079	86,489

Diluted average number of shares outstanding	7,757,202	7,741,287	7,728,009

Diluted earnings per share	$1.63	$1.81	$1.71

Segment Disclosure:

Management measures the performance and allocates the resources of PennRock as a single segment, community banking. Therefore, we do not have any material operating segments that require additional disclosure.

Loss Contingencies:

Loss contingencies, including claims and legal actions arising in the ordinary course of business are recorded as liabilities when the likelihood of loss is probable and the amount of loss can be reasonably estimated.

PennRock Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Fair Values of Financial Instruments:

Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Recent Accounting Pronouncements and Effect of Newly Issued but Not Yet Effective Accounting Standards:

SFAS No. 123 (Revised 2004):

In December 2004, the FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” SFAS No. 123-R, “Share-Based Payment.” SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123R is effective for PennRock on July 1, 2005. PennRock will transition to fair value based accounting for stock-based compensation using a modified version of prospective application. Under modified prospective application, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after July 1, 2005 and the unvested portion of previously issued options.

Emerging Issues Task Force (“EITF”) Issue 03-1:

The EITF reached consensus in March 2004 regarding guidance provided in EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed (for debt securities) until the finalization of a FASB Staff Position to provide additional implementation guidance. As of December 31, 2004, PennRock determined that certain equity securities in its AFS portfolio met the criteria for other-than-temporary impairment and recognized an impairment charge of $1.2 million which is recorded in Non-Interest Income.

American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 03-3:

SOP No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” addresses accounting for the differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to loans and debt securities acquired individually, in pools or as part of a business combination and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts, that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 does not allow the excess of contractual cash flows over cash flows expected to be collected to be recognized as an adjustment of yield, loss accrual or valuation allowance, such as the allowance for possible loan losses. SOP 03-3 requires that increases in expected cash flows subsequent to the initial investment be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. In the case of loans acquired in a business combination where the loans show signs of credit deterioration, SOP 03-3 represents a significant change from current purchase accounting practice whereby the acquiree’s allowance for loan losses is typically added to the acquirer’s allowance for loan losses. SOP 03-3 is effective for loans and debt securities acquired beginning January 1, 2005. The adoption of this new standard is not expected to have a material impact on PennRock’s financial statements.

PennRock Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Financial Statement Reclassifications:

Certain prior period amounts have been reclassified to conform with the December 31, 2004 consolidated financial statements.

NOTE 2: RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average balances of reserves on deposit with the Federal Reserve Bank based on deposits outstanding. The amount of those required reserves as of December 31, 2004 was approximately $11.6 million. Balances maintained at the Federal Reserve Bank are included in cash and due from banks.

NOTE 3: SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of securities available for sale, with gross unrealized gains and losses, are as follows:

In thousands

	December 31, 2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government agencies	$11,132	$1	($107)	$11,026
Obligations of states and political subdivisions	9,935	172	(230)	9,877
U.S. agency mortgage-backed securities	89,569	121	(295)	89,395
Collateralized mortgage obligations	56,317	44	(538)	55,823
Corporate notes	71,083	365	(2,114)	69,334

Total debt securities available for sale	238,036	703	(3,284)	235,455
Equity securities	69,216	576	(2,624)	67,168

Total securities available for sale	$307,252	$1,279	($5,908)	$302,623

	December 31, 2003
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government agencies	$10,909	$74	$(114)	$10,869
Obligations of states and political subdivisions	13,289	346	(436)	13,199
U.S. agency mortgage-backed securities	52,279	807	(80)	53,006
Collateralized mortgage obligations	45,309	306	(114)	45,501
Corporate notes	80,638	31	(3,649)	77,020

Total debt securities available for sale	202,424	1,564	(4,393)	199,595
Equity securities	108,268	2,462	(1,136)	109,594

Total securities available for sale	$310,692	$4,026	($5,529)	$309,189

The amortized cost and fair value of debt securities as of December 31, 2004, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

In thousands

	Amortized	Fair
	Cost	Value
Due after one year through five years	$160	$159
Due after five years through ten years	8,972	8,868
Due after ten years	83,018	81,210

	92,150	90,237
Mortgage backed securities	89,569	89,395
Collateralized mortgage obligations	56,317	55,823

Total debt securities	$238,036	$235,455

PennRock Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Gains and losses from sales of securities available for sale are as follows:

In thousands

	2004	2003	2002
Debt securities Gross gains	$797	$638	$1,751
Gross losses	(24)	(267)	(103)

Total debt securities	773	371	1,648
Equity securities, net	82	(22)	(1,279)

Total securities gains	$855	$349	$369

Proceeds from sales of securities available for sale are as follows:

In thousands

	2004	2003	2002
Debt securities	$51,780	$64,880	$100,456
Equity securities	57,487	28,495	19,343

Total proceeds	$109,267	$93,375	$119,799

Securities with carrying values of $58.9 million and $78.3 million as of December 31, 2004 and 2003 were pledged to secure public and trust deposits, repurchase agreements as well as other purposes.

Information pertaining to securities with gross unrealized losses at December 31, 2004 and 2003, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows:

In thousands

	December 31, 2004
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
U.S. government agencies	$14	$6,960	$93	$1,905
Obligations of states and political subdivisions			230	3,311
U.S. agency mortgage-backed securities	264	55,419	31	2,991
Collateralized mortgage obligations	537	47,167	1	79
Corporate notes	165	13,685	1,949	40,284

Total debt securities	980	123,231	2,304	48,570
Equity securities	2,338	26,469	286	4,825

Total temporarily impaired securities	$3,318	$149,700	$2,590	$53,395

PennRock Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

In thousands

	December 31, 2003
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

Management evaluates securities for other-than-temporary impairment when economic or market concerns warrant such evaluation. Consideration is given to the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of PennRock to retain its investment in the issuer for a period sufficient to allow for any anticipated recovery in fair value. For debt securities, management considers whether the securities are issued by the federal government or its agencies and whether downgrades by bond rating agencies have occurred. In the case of equity securities, management reviews industry analysts’ reports and corporate financial performance. As stated previously, as of December 31, 2004, PennRock determined that certain equity securities in its AFS portfolio met the criteria for other-than-temporary impairment and recognized an impairment charge of $1.2 million which is recorded in Non-Interest Income. Other securities with unrealized losses have not been recognized into income because the issuers’ obligations are of high credit quality, management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the bonds approach maturity.

NOTE 4: LOANS

The loan portfolio, net of unearned income and deferred loan fees, as of December 31, 2004 and 2003 is as follows:

In thousands

	2004	2003
Commercial, financial and agricultural:
Commercial, secured by real estate	$419,114	$371,105
Agricultural	8,654	7,387
Other	91,133	91,934
Real estate – construction	47,681	45,319
Real estate – mortgage	198,217	187,033
Consumer	8,525	9,124

Total loans	$773,324	$711,902

In the ordinary course of business, the Bank has loan, deposit, and other transactions with its directors, their affiliated companies, executive management and their associates (as defined), collectively referred to as related parties. Activity for the related party loans for the year ended December 31, 2004, was as follows:

In thousands

Balance, January 1, 2004	$14,436
New loans	6,488
Repayments	(5,986)

Balance, December 31, 2004	$14,938

PennRock Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

Included in the loan portfolio are loans on which the Bank has ceased the accrual of interest. Such loans amounted to $277,000 and $951,000 as of December 31, 2004 and 2003. If interest income had been recorded on all non-accrual loans outstanding during the years 2004, 2003 and 2002, interest income would have been increased as shown in the following table:

In thousands

	2004	2003	2002
Interest which would have been recorded under original terms	$76	$80	$78
Interest income recorded during the year	38	36	27

Net impact on interest income	$38	$44	$51

Also included in the loan portfolio are loans which are still accruing but are 90 days past due as to principal or interest. Such loans amounted to $225,000 and $617,000 as of December 31, 2004 and 2003. These loans generally are well secured and in the process of collection or are expected to be restored to current status in the near future.

PennRock accounts for impaired loans in accordance with SFAS No. 114. Under this standard, once a loan has been identified as being impaired, management measures impairment using discounted cash flows, or in the case of collateral dependent loans, the fair value of the collateral. When the recorded investment in an impaired loan exceeds the estimated fair value, such impairment is recognized as a valuation allowance that is included in the overall allowance for loan losses. Impaired loans include all non-accrual loans plus all loans whose original terms have been restructured as to the payment of principal, interest or both. Impaired loans totaled $3.0 million as of December 31, 2004 of which $277,000 was in non-accrual status and $958,000 as of December 31, 2003 of which $951,000 was in non-accrual.

The following table presents the status of impaired loans.

In thousands

	2004	2003
Impaired loans with a reserve	$2,802	$187
Impaired loans with no reserve	227	771

Total impaired loans	$3,029	$958

Reserve for impaired loans (1)	$598	$88

Average balance of impaired loans during the year	$1,994	$959

Interest income recognized during the year:
On an accrual basis	$245	$82
On a cash basis	207	38

(1) The reserve for impaired loans is part of the overall allowance for loan losses.

NOTE 5: LOAN SERVICING

Mortgage loans serviced for Fannie Mae and Freddie Mac are not included in the accompanying Consolidated Balance Sheets. The unpaid principal balances of those loans were $224.0 million as of December 31, 2004 and $222.9 million as of December 31, 2003.

During 2004, $391,000 of originated mortgage servicing rights were capitalized and $329,000 of amortization and impairment of mortgage servicing rights were recorded. In 2003, $823,000 of originated mortgage servicing rights were capitalized and $445,000 of amortization and impairment of mortgage servicing rights were recorded. The carrying amount of mortgage servicing rights, which is less than the estimated fair value, was $1,083,000 as of December 31, 2004 and $1,021,000 as of December 31, 2003 which are included in Other Intangible Assets in the Consolidated Balance Sheets.

PennRock Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

NOTE 6: ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows:

In thousands

	2004	2003	2002
Balance at beginning of year	$8,643	$7,075	$7,262
Provision charged to expense	565	1,917	1,750
Recoveries of loans charged-off	170	368	260

	9,378	9,360	9,272
Loans charged off	(371)	(717)	(2,197)

Balance at end of year	$9,007	$8,643	$7,075

NOTE 7: PREMISES AND EQUIPMENT

Details of premises and equipment as of December 31 are as follows:

In thousands

	2004	2003
Land	$2,324	$2,222
Premises	15,805	15,419
Furniture and equipment	15,238	14,512
Construction in progress	639	112

Total cost	34,006	32,265
Less accumulated depreciation	(16,974)	(15,982)

Net book value	$17,032	$16,283

Depreciation expense was $1.3 million in 2004, 2003 and 2002.

Future minimum rental payments that are related to non-cancelable operating leases having initial terms in excess of one year are:

2005	$555,022
2006	498,352
2007	477,757
2008	302,002
2009	256,625
Thereafter	1,461,025

Total	$3,550,783

The lease agreements contain options to extend for various periods. The costs of such rentals is not included in amounts listed above. Total lease payments were $464,000, $376,000 and $318,000 in 2004, 2003 and 2002.

NOTE 8: DEPOSITS

The following is a summary of deposit account balances as of December 31, 2004 and 2003:

In thousands

	2004	2003
Non-interest bearing deposits	$158,104	$140,753
NOW accounts	48,593	48,408
Money market deposit accounts	178,539	168,130
Savings accounts	97,488	88,438
Time deposits	346,010	338,313

Total deposits	$828,734	$784,042

PennRock Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

The following shows the maturity of time deposits by year as of December 31, 2004:

In thousands

2005	$313,138
2006	15,137
2007	6,574
2008	1,873
2009	9,285
2010	2
2011	1

Total	$346,010

The aggregate amount of time deposits in denominations of $100,000 or more as of December 31, 2004 and 2003 was $70.2 million and $47.5 million, respectively.

NOTE 9: SHORT-TERM BORROWINGS

Federal funds purchased, securities sold under agreements to repurchase and the treasury tax and loan note generally mature within one to thirty days from the transaction date.

A summary of short-term borrowings is as follows for the years ended December 31, 2004 and 2003.

In thousands

	2004	2003
Securities sold under agreements to repurchase:
Federal Home Loan Bank	$108,000	$97,000
Customers	14,825	14,181
U.S. Treasury tax and loan note	2,634	1,781

Total short-term borrowings outstanding at year-end	$125,459	$112,962

Average interest rate at year-end	2.29%	1.08%
Maximum outstanding at any month-end	$131,510	$134,373
Average amount outstanding	108,298	$90,245
Weighted average interest rate	1.51%	1.14%

The Bank controls all securities that serve as collateral for the securities sold under agreements to repurchase.

The Bank has approved federal funds lines totaling $15.0 million of which none was used as of December 31, 2004 and a borrowing capacity of $355.3 million at the Federal Home Loan Bank of Pittsburgh (“the FHLB”) of which $210,000 was used as of December 31, 2004.

NOTE 10: LONG-TERM DEBT

Long-term debt consists of fixed rate advances from the FHLB with maturity schedules as follows:

In thousands

	December 31, 2004		December 31, 2003
		Interest			Interest
Amount	Maturity Date	Rate	Amount	Maturity Date	Rate
$25,000	June 5, 2006	5.59%	$25,000	June 5, 2006	5.59%
15,000	June 5, 2006	5.05%	15,000	June 5, 2006	5.05%
11,000	June 4, 2007	6.76%	11,000	June 4, 2007	6.76%
30,000	March 23, 2011	3.94%	30,000	March 23, 2011	3.94%
6,000	July 16, 2012	4.09%	6,000	July 16, 2012	4.09%
15,000	September 16, 2012	3.41%	15,000	September 16, 2012	3.41%

$102,000			$102,000

PennRock Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

At December 31, 2004, $62 million of the long-term advances are convertible advances. $45 million of these advances permit the FHLB to convert the advance from a fixed-rate to a variable-rate at its discretion on a specified call date following an initial “lock-out” period ranging from one year to five years. $17 million of these advances further restrict the FHLB’s ability to call the advance unless 3-month LIBOR is at or above a specified rate. If the FHLB exercises its option to convert an advance, PennRock has the option to repay the advance in full. During 2004 and 2003, the FHLB did not exercise its option to convert any advances. However, in 2003, one fixed-rate advance bearing interest at 7.11% matured and was not replaced. Also during the second quarter of 2003, two advances totaling $40 million were paid-off and replaced by new advances at lower interest rates. The prepayment penalty assessed by the FHLB is being amortized over the life of the new advances in accordance with EITF 96-19 (“Debtor’s Accounting for a Modification or Exchange of Debt Instruments”) issued by the FASB in 1996.

All advances from the FHLB are collateralized by a security agreement covering qualified loans, and treasury, agency and mortgage-backed securities, totaling $327,514 of loans and$137,618 of securities at December 31, 2004..

NOTE 11: CAPITAL TRANSACTIONS

On June 23, 2004, PennRock announced that the Board of Directors had authorized the repurchase of up to 300,000 shares of PennRock’s outstanding common stock. Any repurchased shares will be held as treasury shares available for issuance with future stock dividends and stock splits, employee benefit plans, executive compensation plans, for issuance under the Dividend Reinvestment Plan or for issuance for any other appropriate corporate purpose. PennRock began open market repurchases of its outstanding common stock in 1995. In 2004, PennRock purchased 90,546 shares for $3.1 million and reissued 143,701 shares. In 2003, PennRock purchased 66,424 shares for $1.7 million and reissued 92,286 shares. PennRock purchased 129,680 shares for $3.1 million and reissued 99,713 shares in 2002. There were 39,200 shares with a cost of $1.0 million as of December 31, 2004 and 92,355 shares with a cost of $2.1 million as of December 31, 2003 held as treasury stock.

NOTE 12: INCOME TAXES

An analysis of the provision for income taxes included in the Consolidated Statements of Income is as follows:

In thousands

	2004	2003	2002
Current expense	$4,468	$4,064	$2,870
Deferred taxes	(406)	(340)	(290)

Total income tax expense	$4,062	$3,724	$2,580

A reconciliation between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before provision for income taxes is as follows:

	2004	2003	2002
Statutory federal income tax rate	35.0%	35.0%	35.0%
Tax exempt income, net	(9.2%)	(10.9%)	(12.0%)
Low income housing, rehabilitation and other tax credits	(0.4%)	(0.4%)	(5.7%)
Other, net	(1.1%)	(2.7%)	(1.0%)

Effective income tax rate	24.3%	21.0%	16.3%

The tax effect of tax-exempt income on income tax expense is shown net of TEFRA interest expense disallowance.

PennRock Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of PennRock’s deferred tax liabilities and assets as of December 31, 2004 and 2003 are as follows:

In thousands

	2004	2003
Deferred tax assets:
Allowance for loan losses	$2,995	$2,948
Net unrealized loss on securities available for sale	1,620	511
Goodwill amortization or impairment	93	165
Impairment charge on available for sale equity securities	428
Other	187	50

Total deferred tax assets	5,323	3,674

Deferred tax liabilities:
Depreciation	296	254
Investment security discount	454	362

Total deferred tax liabilities	750	616

Net deferred tax asset	$4,573	$3,058

Included in the table above is the recognition of unrealized gains and losses on certain investments in debt and equity securities accounted for under SFAS No. 115 for which no deferred tax expense or benefit was recognized in the Consolidated Statements of Income.

Management believes that it is more likely than not that the net deferred tax asset of $4.6 million will be realized since PennRock has a long history of earnings and has a carry-back potential greater than the deferred tax asset.

NOTE 13: EMPLOYEE BENEFIT PLAN

The Bank has a non-contributory profit sharing plan covering substantially all full time employees of the Bank. Contributions made to the plan by PennRock were $1.2 million in 2004, $1.4 million in 2003 and $1.3 million in 2002, which have been reflected as salaries and benefit expense in the consolidated statements of income.

NOTE 14: STOCK INCENTIVE PLAN

PennRock has a Stock Incentive Plan (“the Plan”), the terms of which permit the granting of incentive stock options, nonqualified stock options and bonus stock to key employees of PennRock and its subsidiaries. All options under this Plan are granted at an exercise price equal to the market price at the date of the grant and an option’s maximum term is ten years. The vesting period generally is for half of the options to vest in three years from the date of the grant with the remainder to vest in five years. All options vest in the event of a change of control as defined in the Plan.

PennRock Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

A summary of PennRock’s options outstanding as of December 31 is as follows:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	275,712	$18.64	243,903	$16.29	193,878	$13.76
Granted	45,000	28.12	52,800	26.82	65,560	23.13
Exercised	(77,916)	14.57	(20,991)	11.96	(15,535)	11.96
Forfeited	(9,633)	26.30

Outstanding, end of year	233,163	$21.58	275,712	$18.64	243,903	$16.29
Options exercisable at year-end	38,093	$15.36	71,594	$14.58	92,585	$11.12

The weighted average fair values of options granted in the past three years are as follows:

2004		2003		2002
	Per		Per		Per
Total	Share	Total	Share	Total	Share

$779,400	$17.32	$580,160	$10.99	$506,539	$7.68

Information pertaining to options outstanding as of December 31, 2004 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$11.95 - $17.32	78,488	5.42 years	$13.44	34,022	$14.58
$20.46 - $28.12	154,675	8.26 years	25.70	4,071	21.82

Outstanding at end of year	233,163	7.29 years	$21.58	38,093	$15.36

The following table sets forth information as of December 31, 2004, with respect to stock compensation plans under which equity securities are authorized for issuance:

	Number of
	Securities to be	Weighted	Number of
	Issued Upon	Average	Securities
	Exercise of	Exercise Price	Remaining
	Outstanding	of Outstanding	Available for
	Options	Options	Future Issues
Stock based compensation plans approved by stockholders	232,780	$21.60	441,200
Stock based compensation plans not approved by stockholders	383	$11.95

Total	233,163	$21.58	441,200

Of the shares outstanding under stock based compensation plans approved by stockholders, 80,966 were issued under the Omnibus Stock Plan of 1992 and 151,814 were issued under the Stock Incentive Plan of 2002.

PennRock Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

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

A summary of PennRock’s commitments and contingent liabilities as of December 31, 2004 and 2003 are as follows:

In thousands

	2004	2003
Commitments to extend credit	$179,921	$137,838
Financial and performance standby letters of credit	40,131	37,197

Substantially all of the unused commitments to extend credit are at variable rates or will be provided at the prevailing fixed rate when the loans are originated or the lines are used.

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

Stand-by letters of credit are conditional commitments issued by PennRock to guarantee the performance of a customer to a third party. The term of the letters of credit varies from one month to 36 months and may have renewal features. Fees collected on standby letters of credit represent the fair value of those commitments and are amortized over the term of the commitment. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. PennRock holds collateral supporting those commitments for which collateral is deemed necessary.

Most of PennRock’s business activity is with customers located within PennRock’s defined market area. Investments in state and municipal securities may also involve government entities within PennRock’s market area. The concentrations by loan type are set forth in Note 4: Loans in the Notes to Consolidated Financial Statements. The distribution of commitments to extend credit approximates the distribution of loans outstanding. The Bank, as a matter of policy, does not extend credit to any single borrower or group of related borrowers in excess of 65% of its legal lending limit. As of December 31, 2004, our legal lending limit was $16.3 million while our “in-house” lending limit was $10.6 million.

A PennRock non-bank subsidiary has been named as a defendant in a binding, nonappealable arbitration proceeding in which the claimants seek to recover damages of approximately $4.6 million. The subsidiary is vigorously defending against these claims and is strongly contesting the amount of recoverable damages, if any. Any award against the subsidiary would be subject to offsets and insurance coverage aggregating approximately $1.0 million and PennRock believes that it has valid claims for indemnity and contribution against various third parties. PennRock is unable to determine at the present time whether a loss may be incurred relative to this matter, or, if a loss is incurred, the extent thereof net of insurance, offsets and amounts recoverable from third parties.

PennRock and its subsidiaries, from time to time, are involved as plaintiff or defendant in various legal actions arising in the normal course of their businesses. While the ultimate outcome of any such proceedings cannot be predicted with certainty, it is the opinion of management that no other proceedings exist, either individually or in the aggregate, which, if determined adversely to PennRock, would have a material effect on PennRock’s consolidated financial condition, results of operations or cash flows.

PennRock Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

NOTE 16: RESTRICTIONS ON RETAINED EARNINGS

Certain restrictions exist regarding the ability of the Bank to transfer funds to PennRock and for PFA to transfer funds to the Bank in the form of cash dividends. The approval of the Comptroller of the Currency is required if the total dividends declared by a national bank in any calendar year exceeds the bank’s net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank can declare dividends during 2005, without approval of the Comptroller of the Currency, of approximately $13.1 million plus an additional amount equal to the Bank’s net profit (as defined) for 2005 up to the date of any such dividend declaration. PFA would not be allowed to pay any dividends to the Bank without approval of the Comptroller of the Currency except to the extent of PFA’s net profit (as defined) for 2005 up to the date of any such dividend declaration.

NOTE 17: COMPREHENSIVE INCOME

PennRock has elected to report its comprehensive income in the Consolidated Statements of Stockholders’ Equity. The only element of “other comprehensive income” applicable to PennRock is the net unrealized gain or loss on available for sale securities.

The components of the change in unrealized gains (losses) on securities available for sale are as follows:

In thousands

	2004	2003	2002
Net unrealized holding gains (losses) arising during the year	($3,492)	$4,020	$3,120
Reclassification adjustments :
Impairment charge on available for sale equity securities	1,221
Net gains realized in net income	(855)	(349)	(369)

Net unrealized holding gains (losses) before taxes	(3,126)	3,671	2,751
Tax effect	1,109	(1,285)	(963)

Net change	($2,017)	$2,386	$1,788

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

Quantitative measures established by regulation to ensure capital adequacy require PennRock and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that PennRock and the Bank meet all capital adequacy requirements to which they are subject. Prompt corrective action provisions are not applicable to bank holding companies.

PennRock Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

As of December 31, 2004, the most recent notification from the Federal Reserve Bank categorized PennRock as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, PennRock must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth below. There are no conditions or events since that notification that management believes have changed this category. PennRock’s and the Bank’s actual capital amounts and ratios are also presented in the following table.

			To Be Well
			Capitalized Under
			Prompt Corrective		For Capital
	Actual		Action Provisions		Adequacy Purposes
	Amount	Ratio	Amount	Ratio	Amount	Ratio
PennRock Financial Services Corp.
As of December 31, 2004:
Total capital to risk-weighted assets	$104,015	11.62%			$71,596	8.0%
Tier 1 capital:
to risk-weighted assets	95,008	10.62%			35,798	4.0%
to average assets	95,008	8.24%			45,540	4.0%

As of December 31, 2003:
Total capital to risk-weighted assets	$98,078	11.64%			$67,418	8.0%
Tier 1 capital:
to risk-weighted assets	88,838	10.54%			33,709	4.0%
to average assets	88,838	8.23%			43,168	4.0%

Blue Ball National Bank
As of December 31, 2004:
Total capital to risk-weighted assets	$99,153	11.12%	$89,191	10.0%	$71,353	8.0%
Tier 1 capital:
to risk-weighted assets	90,146	10.11%	53,515	6.0%	35,676	4.0%
to average assets	90,146	7.84%	57,493	5.0%	45,994	4.0%

As of December 31, 2003:
Total capital to risk-weighted assets	$95,409	11.37%	$83,940	10.0%	$67,152	8.0%
Tier 1 capital:
to risk-weighted assets	86,021	10.25%	50,364	6.0%	33,576	4.0%
to average assets	86,021	7.99%	53,829	5.0%	43,063	4.0%

NOTE 19: FAIR VALUE OF FINANCIAL INSTRUMENTS

The information set forth below provides disclosure of the estimated fair value of PennRock’s financial instruments. Management has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no readily available market for some of these financial instruments, management has no basis to determine whether the fair value presented would be indicative of the value negotiated in an actual sale. The fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates.

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

PennRock Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

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

     Deposit liabilities:

The fair value of deposits with no stated maturity such as interest bearing and non-interest bearing demand deposits, saving and money market accounts is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows.

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

     Accrued interest payable:

The fair value of accrued interest payable is estimated to be the current book value.

As of December 31, 2004 and 2003, the estimated fair values of financial instruments based on disclosed assumptions are as follows:

In thousands

	2004		2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$17,994	$17,994	$17,858	$17,858
Short-term investments	4,358	4,358	6,283	6,283
Mortgages held for sale	3,758	3,758	2,004	2,004
Securities available for sale	302,623	302,623	309,189	309,189
Net loans	764,317	775,265	703,259	713,426
Accrued interest receivable	3,463	3,463	3,100	3,100

Financial liabilities:
Deposits	828,734	829,919	784,042	787,329
Short-term borrowings	125,459	125,459	112,962	112,962
Long-term debt	102,000	102,829	102,000	109,106
Accrued interest payable	2,926	2,926	2,353	2,353

PennRock Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

NOTE 20: PARENT COMPANY ONLY FINANCIAL INFORMATION

The following represents parent only financial information:

PennRock Financial Services Corp. (Parent Company Only) Balance Sheets

In thousands

	December 31,
	2004	2003
ASSETS:
Cash and cash equivalents	$152	$635
Securities available for sale	1,880	1,769
Investment in subsidiaries	98,628	95,500
Receivable from subsidiary	4,215	2,002
Other assets	1,254	1,307

Total assets	$106,129	$101,213

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities:
Dividends payable	$1,686	$1,523
Note payable to subsidiary		850
Other liabilities	953	833

Total liabilities	2,639	3,206

Stockholders’ equity:
Common stock	19,296	19,296
Surplus	54,798	53,677
Accumulated other comprehensive loss, net of tax	(3,008)	(991)
Retained earnings	33,416	28,134
Treasury stock at cost	(1,012)	(2,109)

Total stockholders’ equity	103,490	98,007

Total liabilities and stockholders’ equity	$106,129	$101,213

PennRock Financial Services Corp. (Parent Company Only) Statements of Income

In thousands

	Year Ended December 31,
	2004	2003	2002
Income:
Dividends from bank subsidiary	$8,200	$8,150	$6,400
Securities available for sale	58	28	14
Management fee from (paid to) subsidiaries	(91)	(872)	337
Impairment charge on available for sale equity securities	(383)
Net realized losses on sales of available for sale securities	(154)	(118)	(1,645)

Total income	7,630	7,188	5,106
Compensation expense from purchase of treasury shares	1,076
General and administrative expenses	367	607	636

Income before income taxes and undistributed net income of subsidiaries	6,187	6,581	4,470
Income tax expense (benefit)	(714)	(672)	(659)
Equity in undistributed net income of subsidiaries	5,780	6,747	8,097

Net income	$12,681	$14,000	$13,226

PennRock Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

PennRock Financial Services Corp. (Parent Company Only) Statements of Cash Flows

In thousands

	Year Ended December 31,
	2004	2003	2002
OPERATING ACTIVITIES
Net income	$12,681	$14,000	$13,226
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income from subsidiaries	(5,780)	(6,747)	(8,097)
Net realized losses on sale of available for sale securities	154	118	1,645
Impairment charge on available for sale equity securities	383
Compensation expense from purchase of treasury shares	1,076
(Increase) decrease in receivable from subsidiary	(2,213)	(1,986)	1,737
Other, net	261	3	(401)

Net cash provided by operating activities	6,562	5,388	8,110

INVESTING ACTIVITIES
Net cash paid for business acquisition			(1,665)
Proceeds from sale of securities available for sale	430	1,407	720
Purchases of securities available for sale	(531)	(906)	(584)

Net cash provided by (used in) investing activities	(101)	501	(1,529)

FINANCING ACTIVITIES
Net decrease in short-term borrowings	(850)		(59)
Issuance of common and treasury stock	3,129	2,153	2,085
Purchase of treasury stock	(3,113)	(1,744)	(3,139)
Cash dividends paid	(6,110)	(5,737)	(5,355)
Cash paid with stock dividend		(29)	(30)

Net cash used in financing activities	(6,944)	(5,357)	(6,498)

Increase (decrease) in cash and cash equivalents	(483)	532	83
Cash and cash equivalents at beginning of year	635	103	20

Cash and cash equivalents at end of year	$152	$635	$103

PennRock Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

NOTE 21: CONSOLIDATED QUARTERLY FINANCIAL DATA (Unaudited)

In thousands except per share data

	2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Interest income	$13,335	$13,449	$13,862	$14,694
Interest expense	4,312	4,316	4,856	5,167

Net interest income	9,023	9,133	9,006	9,527
Provision for loan losses	398	167
Non-interest income	4,050	3,089	3,390	1,706
Non-interest expense	7,460	7,836	7,683	8,637

Income before income taxes	5,215	4,219	4,713	2,596
Income taxes	1,096	1,100	1,104	762

Net income	$4,119	$3,119	$3,609	$1,834

Basic earnings per share	$0.54	$0.41	$0.47	$0.24

Dividends declared per share	$0.20	$0.20	$0.20	$0.22

	2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Interest income	$13,356	$13,546	$13,070	$13,422
Interest expense	4,812	4,448	4,258	4,307

Net interest income	8,544	9,098	8,812	9,115
Provision for loan losses	450	455	460	552
Non-interest income	3,325	3,289	3,425	3,711
Non-interest expense	7,083	7,417	7,638	7,540

Income before income taxes	4,336	4,515	4,139	4,734
Income taxes	740	849	856	1,279

Net income	$3,596	$3,666	$3,283	$3,455

Basic earnings per share	$0.48	$0.48	$0.43	$0.45

Dividends declared per share	$0.18	$0.19	$0.19	$0.20

Non-interest income for the fourth quarter of 2004 was negatively impacted by an impairment charge totaling $1.2 million on securities available for sale which were determined to be other than temporarily impaired and a loss on bank owned real estate of $246,000. Non-interest expense for the fourth quarter of 2004 was impacted by the recognition of compensation expense of $1.1 million representing the difference between the exercise price and market value of options on 41, 928 shares of PennRock stock.

NOTE 22: PENDING MERGER

On November 16, 2004, PennRock announced that it had signed a definitive agreement pursuant to which PennRock will combine with Community Banks, Inc. (“Community”) under Community’s charter. Under the terms of the agreement, each PennRock shareholder will receive 1.4 shares of Community in exchange for each share of PennRock common stock. At the time of the announcement, the value of the transaction was approximately $326 million. Following consummation, the joint franchise will include 69 banking offices in central and south-central Pennsylvania and northern Maryland. The merger is subject to regulatory approval and the separate approvals of the shareholders of both PennRock and Community.

PennRock Financial Services Corp.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal year ended December 31, 2004, there were no disagreements between PennRock and Crowe Chizek and Company LLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Crowe Chizek and Company LLC’s satisfaction, would have caused Crowe Chizek and Company LLC to make reference to the subject matter of the disagreement in connection with its reports on PennRock’s consolidated financial statements for the period ended December 31, 2004.

During the fiscal years ending December 31, 2003 and 2002, there were no disagreements with Simon Lever LLP and their report on PennRock’s consolidated financial statements for 2003 and 2002 contained no adverse opinion or disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles.

Disclosure relating to a change in accountants is set forth in a Current Report on Form 8-K dated September 30, 2003 previously filed by the Registrant.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by PennRock’s management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of PennRock’s disclosure controls and procedures (as defined in Section 13(a)-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934) pursuant to Exchange Act Rule 13a-15. Based on that evaluation, our CEO and CFO concluded that PennRock’s disclosure controls and procedures as of December 31, 2004 are effective in timely alerting them to material information relating to PennRock (including its consolidated subsidiaries) to be included in PennRock’s periodic filings under the Exchange Act.

Pursuant to the SEC’s Exemptive Order in Release No. 34-50154, PennRock will file management’s annual report on internal control over financial reporting and the related attestation report of the registered public accounting firm by an amendment to this Form 10-K not later than 45 days after the date this Form 10-K was due.

ITEM 9B. OTHER INFORMATION

No changes were made to PennRock’s internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fourth quarter of year ended December 31, 2004 that materially affected, or are reasonably likely to materially affect, PennRock’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Concerning Directors and Executive Officers

Information concerning the directors of PennRock is set forth below. The following table also includes information concerning shares of PennRock common stock owned beneficially by executive officers who are named in the Summary Compensation Table appearing elsewhere in this Form 10-K and by all directors and executive officers as a group.

PennRock Financial Services Corp.

		Shares of PennRock
		Common Stock	Percent
	Director	Beneficially Owned as	of	Principal Occupation for the Past 5 Years and Other
Name and Age	Since	of February 4, 2005 [2,3]	Class	Directorships[4]
CLASS A (TERM EXPIRES IN 2006)
Norman Hahn (68) (Retired as of 1-1-05)	1976[1]	176,440	2.30%	Chairman of the Board, Conestoga Wood Specialties, Corp. (manufacturer of wood products)
Melvin Pankuch (65)	1988	13,219	*	Executive Vice President and Chief Executive Officer, PennRock and President and Chief Executive Officer, Blue Ball National Bank
Robert L. Spotts (75)	1985[1]	26,277	*	Retired. Formerly President, Martin Limestone, Inc. (quarry)
Dale M. Weaver (66)	1977[1]	139,935	1.82%	Partner, D & L Partners (real estate investment); formerly, President, New
Dale M. Weaver (66)				Holland Custom Woodwork, Ltd. (church furniture and millwork)
CLASS B (TERM EXPIRES IN 2004)
Irving E. Bressler (54)	1997	1,700	*	President, Bressler Auto Specialties, d/b/a Autospa of Wyomissing Hills (car wash and auto detailing)
Sandra J. Bricker (57)	1999	763	*	President, The Bricker Group (consultant to and owner and operator of retirement communities)
Elton Horning (74)	1989	46,090	*	Auctioneer, Owner of Elton Horning Farm Agency and Partner of Horning Farm Agency (real estate agency)
Glenn H. Weaver (70)	1985[1]	130,022	1.69%	President, PennRock; Partner, Old Sycamore Associates (real estate investment)
CLASS C (TERM EXPIRES IN 2005)
Dennis L. Dinger (54)	2003	1,000	*	Financial Consultant; formerly Executive Vice President and Chief Financial Officer, Everybrook, Inc. (software development), Director of Finance, Keen Transport, Inc. (trucking and warehouse services) and Chief Financial Officer, Dauphin Deposit Bank & Trust Company
Lewis M. Good (46)	1991	5,659	*	President, Original Good’s Potato Chips, Inc. (food products)
Aaron S. Kurtz (66)	1980[1]	7,444	*	President, Ludwig Office Furniture, Inc. (office furniture)
Robert K. Weaver (56)	1975[1]	27,392	*	Area Director, Eastern Pennsylvania, Joni and Friends (charitable organization); formerly Partner, Wentz, Weaver & Kling, LLP (law firm)
NAMED EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS
George B. Crisp		12,461	*
Joseph C. Spada		17,894	*
Michael H. Peuler		16,602	*
All Directors and Executive Officers as a group (15 persons)		622,898	8.11%

*	Less than one percent of the total number of shares of common stock outstanding.

FOOTNOTES

1.	Includes service as a director of Blue Ball National Bank, predecessor to PennRock.

2.	Beneficial ownership of shares of the common stock of PennRock is determined in accordance with SEC Rule 13d-3(d)(1), which provides that a person shall be deemed to own any stock with respect to which he, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares: (i) voting power, which includes the power to vote or to direct the voting of the stock, or

PennRock Financial Services Corp.

(ii)	investment power, which includes the power to dispose or direct the disposition of the stock.

3.	Beneficial ownership of shares of the common stock of PennRock is determined in accordance with SEC Rule 13d-3(d)(1), which provides that a person shall be deemed to own any stock with respect to which he, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares: (i) voting power, which includes the power to vote or to direct the voting of the stock, or (ii) investment power, which includes the power to dispose or direct the disposition of the stock.

4.	Each person named in this table has sole voting and investment power with respect to the shares listed above, except that voting and investment power with respect to a total of 96,995 shares is shared with spouses, children or other family members. The shares shown above include a total of 199,297 shares which are held by spouses, children or other family members or by trusts or estates with respect to which a director or executive officer serves as trustee or executor, beneficial ownership of which is in each case disclaimed. Also included in the shares shown above are a total of 31,125 shares which may be acquired pursuant to the exercise of stock options which are currently vested or which will vest within 60 days, which shares are treated as issued and outstanding for purposes of determining ownership percentage.

5.	No nominee or continuing director is a director of any other company which has one or more classes of securities registered with the SEC pursuant to Section 12 or which is required to file periodic reports with the SEC pursuant to Section 15(d) of the Securities Exchange Act of 1934.

Executive Officers of PennRock

The following persons are the executive officers of PennRock:

Name	Age	Office Held and Term of Office
Melvin Pankuch	65	Executive Vice President and Chief Executive Officer of PennRock since 1989; President and Chief Executive Officer of Blue Ball National Bank since 1988.

George B. Crisp	57	Vice President and Treasurer of PennRock since 1989; Executive Vice President Operations of Blue Ball National Bank since 2003 (previously, Senior Vice President since 1993).

Joseph C. Spada	54	Executive Vice President – Sales of Blue Ball National Bank since 2003 (previously, Senior Vice President since 1993).

Michael H. Peuler	54	Executive Vice President – Financial Services of Blue Ball National Bank since 2003 (previously, Senior Vice President since 1995); President of PennRock Financial Advisors, N.A. since 2004.

Audit Committee and Audit Committee Financial Expert

The Board of Directors has a standing Audit Committee. Members of the Audit Committee during 2004 were Dennis L. Dinger, Chairman, and Irving E. Bressler, Sandra J. Bricker, Lewis M. Good, Norman Hahn, Elton Horning and Robert L. Spotts. The Board of Directors has determined that Mr. Dinger is an “independent director” as such term is defined in the Marketplace Rules of the National Associates of Securities Dealers, Inc. (the “NASD”) and qualifies as an “audit committee financial expert” in accordance with the requirements of the Sarbanes-Oxley Act and applicable SEC rules and regulations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that the directors and certain officers of PennRock file with the SEC reports of ownership and changes in ownership with respect to shares of PennRock common stock beneficially owned by them. Based solely upon its review of copies of such reports furnished to it and written representations made by its directors and those officers who are subject to such reporting requirements, PennRock

PennRock Financial Services Corp.

believes that during the calendar year ended December 31, 2004, all Section 16(a) filing requirements applicable to its directors and officers were complied with.

Information About Code of Ethics

The Board of Directors has adopted a Code of Business Conduct and Ethics which is applicable to PennRock’s Chief Executive Officer and to its senior financial officers, as well as to all directors, other officers and employees of PennRock and its subsidiaries. This Code focuses specifically upon principles of ethical business conduct, assuring the integrity of PennRock’s periodic reports and other public communications, and compliance with all applicable government rules and regulations, and is intended to comply with the requirements with the Sarbanes-Oxley Act and related SEC rules and regulations, as well as those of the Marketplace Rules of the NASD. A copy of PennRock’s Code of Business Conduct and Ethics is posted on PennRock’s website at www.pennrock.com.

ITEM 11. EXECUTIVE COMPENSATION

Director Compensation

The directors of PennRock do not receive any additional compensation for their services as such, beyond the compensation paid to them as directors of Blue Ball National Bank. Each member of the Board of Directors of Blue Ball National Bank, other than the Chairman of the Board, is paid an annual fee of $2,200 for his services as a director, a fee of $435 for each regular meeting of the Board of Directors which he attends, and $185 for each meeting of a committee of the Board of Directors which he attends. In addition to the regular directors’ compensation, the Secretary of the Board of Directors also receives an additional fee of $6,500. The Chairman of the Board receives an annual fee of $16,000 and a fee of $185 for each committee meeting of the Board of Directors which he attends. No directors’ fees are paid to any director who is also a full-time salaried officer of Blue Ball National Bank or PennRock.

Executive Compensation and Related Matters

Summary of Cash and Certain Other Compensation

The following table provides certain summary information concerning compensation paid or accrued by PennRock and Blue Ball National Bank to the chief executive officer of PennRock and to each of the other most highly compensated executive officers of PennRock whose combined salary and bonus compensation exceeded $100,000 for the year ended December 31, 2004.

PennRock Financial Services Corp.

SUMMARY COMPENSATION TABLE

					Long Term Compensation
Annual Compensation					Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
				Other		Securities
Name				Annual	Restricted	Underlying		All Other
And				Compen-	Stock	Options/	LTIP	Compen-
Principal		Salary	Bonus[1]	sation	Awards	SAR’s2	Payouts	sation[3]
Position	Year	($)	($)	($)	($)	(#)	($)	($)
Melvin Pankuch, Executive Vice President and	2004	$345,986	$54,506	None	None	12,000	None	$17,963
Chief Executive	2003	335,879	46,841	None	None	13,200	None	24,949
Officer	2002	321,487	37,267	None	None	14,520	None	25,256
George B. Crisp,	2004	$185,819	$26,767	None	None	6,000	None	$17,963
Vice President	2003	161,322	23,287	None	None	6,600	None	23,029
and Treasurer	2002	141,623	17,552	None	None	7,260	None	20,034
Joseph C. Spada, Executive Vice President, Blue	2004	$194,822	$26,691	None	None	6,000	None	$17,963
Ball National	2003	170,629	23,605	None	None	6,600	None	24,178
Bank	2002	145,713	18,062	None	None	7,260	None	20,614
Michael H. Peuler, Executive Vice President, Blue	2004	$163,850	$26,259	None	None	6,000	None	$17,753
Ball National	2003	161,683	23,379	None	None	6,600	None	23,085
Bank	2002	142,643	17,681	None	None	7,260	None	20,179

FOOTNOTES

1.	Consists of the cash and PennRock common stock components of: (i) the bonus compensation awarded under the Bonus Compensation Plan, and (ii) the bonus compensation awarded under the Executive Incentive Compensation Plan.

2.	Adjusted to reflect stock splits and stock dividends since date of grant.

3.	Consists of the non-cash component of the bonus awarded under the Bonus Compensation Plan in the form of a contribution to the Profit Sharing Plan maintained by Blue Ball National Bank.

PennRock Financial Services Corp.

Stock Options Granted in 2004

The following table sets forth certain information relating to stock options granted during 2004 to the executive officers named in the Summary Compensation Table appearing above. No stock appreciation rights (“SAR’s”) were granted in 2004.

OPTION/SAR GRANTS IN 2004

Individual Grants
	Number of				Potential Realizable Value at Assumed
	Shares	Percent of Total			Annual Rates of Stock
	Underlying	Options/SAR’s			Price Appreciation for
	Options/SAR’s	Granted to Employees	Exercise or		Option Term[4]
	Granted in 2004[1,2]	in Fiscal Year	Base Price[2,3]	Expiration	5%	10%
Name	(#)	(%)	($/Share)	Date	($)	($)
Melvin Pankuch	12,000	27%	$28.12	6-14-14	$212,214	$537,792
Joseph C. Spada	6,000	13%	28.12	6-14-14	106,080	268,920
George B. Crisp	6,000	13%	28.12	6-14-14	106,080	268,920
Michael H. Peuler	6,000	13%	28.12	6-14-14	106,080	268,920

FOOTNOTES

1.	Represents the grant of incentive stock options on June 14, 2004 pursuant to the terms of the Stock Incentive Plan of 2002. Each option vests and becomes exercisable one-half after the expiration of three years from the date of grant and the balance after the expiration of five years from the date of grant; provided, however, that, to the extent not previously vested, each option vests upon the occurrence of a change in control of PennRock. Each option expires, to the extent not previously exercised, upon termination of employment for reasons other than retirement, disability or death.

2.	Adjusted to reflect stock splits and stock dividends since date of grant.

3.	Exercise price in each case is equal to 100% of fair market value on the date of grant.

4.	The dollar amounts set forth in these columns are based upon assumed annual appreciation rates of 5% and 10% as required under applicable SEC regulations and are not intended to indicate the possible future price appreciation, if any, of PennRock common stock. No gain will be realized by the option holder in the absence of an increase in the market price of PennRock common stock, which will benefit all shareholders.

Stock Option Exercises and 2004 Year-End Values

The following table sets forth with respect to the executive officers named in the Summary Compensation Table certain information relating to the exercise of stock options during 2004 and relating to the number and value of unexercised stock options and SAR’s held as of December 31, 2004. No SAR’s were either granted or exercised in 2003 and none were outstanding on December 31, 2004.

PennRock Financial Services Corp.

2004 OPTION EXERCISE AND YEAR-END VALUES

					Value of Unexercised In-The-
		Value Realized	Number of		Money
		(Market Value	Unexercised		Options/SAR’s at Fiscal Year-
	Shares	at Exercise,	Options/SAR’s at		End
	Acquired on	Less Exercise	Fiscal Year-End		12-31-2004
	Exercise	Price)	(#)		($)
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Melvin Pankuch	32,399	$811,201	--0--	52,425	--0--	$ 894,237
George B. Crisp	6,352	176,395	8,896	26,213	$200,033	447,129
Joseph C. Spada	13,977	362,750	--0--	26,213	--0--	447,129
Michael H. Peuler	8,894	166,894	6,354	26,213	141,885	447,129

Compensation Committee Interlocks and Insider Participation

Each director of PennRock, other than the Chief Executive Officer, was a member of the Executive Compensation Committee in 2004. No member of the Executive Compensation Committee was an employee of PennRock (or of any PennRock subsidiary) at any time during 2004. Glenn H. Weaver, who was an employee of Blue Ball National Bank until 1989, is not now an employee of PennRock (or of any PennRock subsidiary), but serves as President of PennRock. There were no compensation committee “interlocks” during 2004, which in general terms means that no executive officer or director of PennRock served as a director or member of the compensation committee of another entity, one of whose executive officers served as a director of PennRock.

Executive Employment Agreements

On December 17, 1999 PennRock and its wholly owned subsidiary, Blue Ball National Bank (collectively, the “Employers”), entered into an Employment Agreement with Melvin Pankuch ( the “Employment Agreement”), under the terms of which PennRock engaged Mr. Pankuch as its Executive Vice President and Chief Executive Officer and Blue Ball National Bank engaged Mr. Pankuch as its President and Chief Executive Officer. The Employment Agreement provides for an initial term of two years and is subject to automatic renewal for successive additional periods of two years each, unless either Mr. Pankuch or the Employers elect not to renew by giving written notice to the other 180 days in advance of the expiration of the then current term.

The Employment Agreement provides that Mr. Pankuch shall receive a salary of not less than $265,000 per year, subject to annual review and adjustment. The Employment Agreement also entitles Mr. Pankuch to participate in the incentive compensation and employee benefits plans maintained by the Employers.

The Employment Agreement terminates in the event of Mr. Pankuch’s disability or death and may be terminated by the Employers at any time, with or without cause. Mr. Pankuch has the right to terminate the Employment Agreement, with or without cause, by resigning upon 180 days’ advance written notice and has the right to terminate his employment for good reason (as defined in the Employment Agreement) upon 60 days’ advance written notice following the occurrence of a change in control (as defined in the Employment Agreement).

Mr. Pankuch is entitled to receive certain severance benefits in the event that the Employers elect not to renew the Employment Agreement or in the event that the Employers elect to terminate the Employment Agreement without cause. The severance benefits to which Mr. Pankuch would be entitled include salary continuation for up to 24 months, except that the Employers are not obligated to continue to make salary continuation payments after the expiration of 12 months from the date of termination if Mr. Pankuch obtains a comparable executive level position with another employer. In addition, if Mr. Pankuch elects to purchase continuation coverage under the Employers’ medical insurance plan, the Employers are required to reimburse him for such expense. Mr. Pankuch is, however, obligated to mitigate the obligation of the Employers to pay the foregoing severance benefits by using his best efforts to obtain a comparable executive level position with another employer. Mr. Pankuch is also entitled to receive severance benefits following the occurrence of a change in control in the event that he elects to terminate the

PennRock Financial Services Corp.

Employment Agreement for good reason or if the successor to the Employers elects to terminate the Employment Agreement prior to the end of its then current term other than for cause. The severance benefits to which Mr. Pankuch would be entitled under these circumstances include a severance payment in an amount equal to three times his then current annual compensation (which amount is subject to reduction so as to avoid the imposition of an excise tax under Section 4999 of the Internal Revenue Code of 1986) and reimbursement of the expense incurred by Mr. Pankuch if he elects to purchase continuation coverage under the Employers’ medical insurance plan.

Blue Ball National Bank entered into employment agreements with each of George B. Crisp, Joseph C. Spada and Michael H. Peuler in April of 2000. These agreements are substantially similar to the Employment Agreement entered into with Mr. Pankuch, except that: (i) the base salaries payable to Messrs. Crisp, Spada and Peuler are $130,268, $132,798 and $130,308, respectively, and (ii) the severance payment provided for in the event of termination following a change in control is equal to two times then current annual compensation.

PennRock’s chief executive officer and the other executive officers named in the Summary Compensation Table appearing above are eligible to participate in the Blue Ball National Bank Deferred Compensation Plan (the “Deferred Compensation Plan”). Under the Deferred Compensation Plan, a participant may elect to defer receipt of a portion of his compensation and the amounts so deferred are credited with interest at a rate of not less than eight percent (8%) per year. A participant who retires after attaining age 65 is entitled to receive the balance in his account in 15 equal annual installments with interest credited at the rate of eight percent (8%) per year. If a participant dies after becoming entitled to receive retirement benefits under the Deferred Compensation Plan, the remaining payments are payable to his designated beneficiary. In the event that a participant retires before attaining age 65 or in the event that his employment otherwise terminates prior to his attaining age 65 for any reason other than disability or death, the participant is entitled to receive in a lump sum payment the aggregate amount of compensation deferred by him and the interest otherwise credited to his account is forfeited. In the event that a participant’s employment is terminated by reason of disability or death, he or his designated beneficiary is entitled to receive the balance in his account in 15 equal annual installments with interest credited at the rate of eight percent (8%) per year. Finally, in the event that PennRock is acquired by another entity and in the further event that a participant’s employment is thereafter involuntarily terminated prior to his attaining age 65, then in such event the participant is entitled to receive the then current balance in his account, including accrued interest, in a single lump sum payment.

Board Compensation Committee Report on Executive Compensation

PennRock’s executive compensation policies are established and administered by the Executive Compensation Committee of the Board of Directors. The Executive Compensation Committee is responsible for, among other things, administering and making grants and awards under the Bonus Compensation Plan, the Executive Compensation Plan and the Stock Incentive Plan of 2002. The Executive Compensation Committee is also responsible for evaluating and determining the compensation of the Chief Executive Officer and PennRock’s other executive officers. Each director of PennRock, other than the Chief Executive Officer, was a member of the Executive Compensation Committee in 2004.

The Executive Compensation Committee annually evaluates the Chief Executive Officer and determines his salary and awards under the Compensation Plans referred to above. The salaries of PennRock’s other executive officers, as well as awards under the Compensation Plans referred to above, are also determined by the Executive Compensation Committee based upon recommendations made by Mr. Pankuch. Mr. Pankuch, in his capacity as Chief Executive Officer, regularly reviews executive compensation matters with the Executive Compensation Committee and with the Personnel Committee of Blue Ball National Bank.

The Executive Compensation Committee is responsible for establishing appropriate compensation policies applicable to the executive officers of PennRock and for overseeing the administration of that policy. The overall objective of the Executive Compensation Committee’s policy is to provide competitive levels of compensation that integrate pay with annual and long term performance goals, reward above average performance, recognize individual initiative and achievements and assist PennRock in attracting, motivating and retaining capable senior executive officers. The Committee’s policy provides for competitive base salary compensation which reflects individual performance and for annual performance incentive compensation opportunities earned through the achievement of financial performance and other goals established by the Committee and management. In addition, the Executive Compensation Committee intends in the future to place greater emphasis upon longer-term stock-based incentive opportunities through the implementation of the Stock Incentive Plan of 2002, which was approved by the shareholders at the 2002 annual meeting. The Committee is of the view that stock ownership by senior

PennRock Financial Services Corp.

executive officers and stock-based incentive compensation arrangements are beneficial in aligning the interests of management and shareholders in the overall enhancement of profitability and shareholder value. The Committee believes for this reason that it may in the future rely more heavily upon stock-based incentive compensation arrangements in designing the compensation packages of the executive officers of PennRock.

In designing and administering the individual elements of its executive compensation policy, the Executive Compensation Committee strives to balance short-term and long-term incentive objectives and to employ prudent judgment in establishing performance criteria, evaluating performance and in determining the amount of overall compensation. What follows is a discussion of each of the elements of the Committee’s compensation policy, together with a summary of decisions made by the Committee in 2004 with respect to the compensation of Mr. Pankuch.

The Omnibus Budget Reconciliation Act of 1993 (the “Act”) imposes certain limitations on the deductibility for federal income tax purposes of annual compensation in excess of $1 million payable to certain officers of PennRock. Because the Executive Compensation Committee does not anticipate that the annual compensation of any officer will exceed $1 million, it does not intend to modify the compensation policy of PennRock in response to the provisions of the Act.

Base Salary

The base salary component of an executive officer’s compensation is determined annually by reference to salary surveys and other data and is adjusted as necessary to be competitive with average salaries paid to executive officers at other banks and bank holding companies of equivalent size and characteristics. The actual salary paid to an executive officer is determined through an annual performance appraisal, which evaluates performance by reference to the following factors: supervisory and management performance, marketing and sales plan performance, internal cooperation, reporting and communication, customer and public relations, strategic and business plan development and achievement, and profit planning and budgeting. The Executive Compensation Committee also considers the financial goals that were set at the beginning of the year by the Committee and management and relates them to year-end results. These goals include growth in assets, growth in deposits, percentage increase in net income for the year, growth in loans, return on equity and return on assets.

Bonus Compensation Plan

The Bonus Compensation Plan is an annual incentive program for all employees, including executive officers and other key management employees. The purpose of the Plan is to provide a direct financial incentive in the form of an annual bonus that is related to return on equity. Bonuses under the Bonus Compensation Plan are paid partly in cash and partly in the form of a contribution to an employee’s account under the Blue Ball National Bank Profit Sharing Plan.

Executive Incentive Compensation Plan

The Executive Incentive Compensation Plan is a compensation plan under which key officers (vice presidents and above) of PennRock and Blue Ball National Bank are eligible to receive bonuses equal to a percentage of salary. The Plan was adopted by the Board of Directors in 1994. The amount of bonus, if any, awarded under the Plan is determined on the basis of an objective two-part formula. The first part of the formula is based upon return on equity relative to peer group bank holding company performance. (The peer group used for this purpose consists of the approximately 207 bank holding companies comprising Peer Group No. 3 as published by the Federal Reserve Board in its annual Bank Holding Company Performance Report.) The second part of the formula is based upon year-to-year comparative growth in PennRock’s net income. Historically, a bonus earned under the Plan with respect to current year performance was paid in the spring of the following year and was payable 70% in cash and 30% in shares of PennRock common stock valued at fair market value. However, bonuses which would historically have been paid in the spring of 2005 were (in the case of the Chief Executive Officer and the other three executive officers) paid in cash in December of 2004 and the amount of such bonuses was in the case of each of the four officers involved equal to the amount of the bonus paid to him in the spring of 2004.

Stock Incentive Plan of 2002

The Stock Incentive Plan of 2002 (the “Stock Incentive Plan”), which was approved by the shareholders at the 2002 annual meeting, is a long-term incentive plan for senior executives of PennRock. The objectives sought to be

PennRock Financial Services Corp.

achieved by the grant of awards under the Stock Incentive Plan are to align executive and shareholder long-term interests by creating a strong and direct link between overall executive compensation and shareholder return and to enable senior officers to develop and maintain a significant, long-term stock ownership position in PennRock common stock. Awards may be granted under the Stock Incentive Plan in the form of incentive stock options, non-qualified stock options, and bonus stock. Messrs. Pankuch, Crisp, Peuler and Spada were each granted incentive stock options to purchase shares of PennRock common stock as described in the Option/SAR Grants in 2004 Table appearing above.

Compensation of the Chief Executive Officer

Mr. Pankuch’s compensation is determined in accordance with the compensation policy of the Executive Compensation Committee described above and he is eligible to participate in the Compensation Plans described above. The general approach adopted by the Executive Compensation Committee in determining Mr. Pankuch’s annual compensation is to seek to be competitive with other bank holding companies of equivalent size and characteristics, but to have a significant percentage of his total compensation based upon the achievement of short-term and long-term performance goals. This approach provides a strong incentive to achieve or surpass the goals established by the Committee, while simultaneously providing an element of stability in Mr. Pankuch’s compensation.

Mr. Pankuch’s base salary during 2003 was $335,879 and was set by the Executive Compensation Committee at $345,986 for 2004 (an increase of approximately 3.0%, based upon the factors discussed above and upon an evaluation conducted by the Committee.

Mr. Pankuch received in 2004 a bonus of $39,491 under the Bonus Compensation Plan, which is reflected in the Summary Compensation Table set forth above. The amount of this bonus was determined by the Executive Compensation Committee in accordance with the terms of the Bonus Compensation Plan. Specifically, $21,528 was paid in cash and $17,963 was contributed to Mr. Pankuch’s account under the Blue Ball National Bank Profit Sharing Plan. In addition, Mr. Pankuch received under the Executive Incentive Compensation Plan in 2004 a bonus of $16,489 with respect to PennRock’s 2003 financial performance and a bonus of $16,489 with respect to PennRock’s 2004 financial performance, which bonuses are reflected in the Summary Compensation Table set forth above.

This report is not intended to be “soliciting material,” is not intended to be “filed” with the SEC, and is not intended to be incorporated by reference into any filing made by PennRock with the SEC under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether such filing is made before or after the date hereof and notwithstanding any general incorporation language contained in any such filing
The foregoing report is submitted by Dennis L. Dinger, Chairman of the Executive Compensation Committee, and Irving E. Bressler, Sandra J. Bricker, Elton Horning, Lewis M. Good, Aaron S. Kurtz, Robert L. Spotts, Dale M. Weaver, Glenn H. Weaver and Robert K. Weaver.

PennRock Financial Services Corp.

Stock Performance Graph

The SEC requires that a publicly held company include in its proxy statement a graph comparing five year cumulative total shareholder returns (assuming the reinvestment of dividends) with a broad market index and with a published industry or line-of-business index or an index of peer group companies. The graph appearing below illustrates the five-year cumulative return to a shareholder of PennRock as compared to the Russell 3000 Index and a peer group of ten other comparable bank holding companies, in each case weighted by market capitalization and assuming an initial investment of $100.00 on December 31, 1999 and the reinvestment of all dividends over the periods indicated.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
AMONG PENNROCK FINANCIAL SERVICES CORP.,
RUSSELL 3000 INDEX, AND PEER GROUP INDEX

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	1999	2000	2001	2002	2003	2004
PennRock	$100.00	$85.01	$147.77	$208.65	$264.04	$339.58
Russell 3000	100.00	92.54	81.94	64.29	84.25	94.32
Peer Group	100.00	78.07	113.89	139.39	185.23	206.35

PennRock Financial Services Corp.

PEER GROUP SPECIFICATIONS
1. Total assets of $546 million to $2.7 billion.
2. Market capitalization of at least $88 million.
3. Headquartered in Pennsylvania.
Institution	Headquarters
ACNB Corporation	Gettysburg
CNB Financial Corporation	Clearfield
Citizens & Northern Corporation	Wellsboro
Community Banks, Inc.	Harrisburg
First Chester County Corporation	West Chester
Franklin Financial Services Corporation	Chambersburg
Penseco Financial Services Corp.	Scranton
PennRock Financial Services Corp.	Blue Ball
Penns Woods Bancorp, Inc.	Jersey Shore
Royal Bancshares of Pennsylvania	Narberth
Sterling Financial Corporation	Lancaster

Source: SNL Securities

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information Concerning Securities Authorized for Issuance Under Equity Compensation Plans

Information concerning securities authorized for issuance under PennRock’s equity compensation plans is set forth in Note 14 to the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Security Ownership of Certain Beneficial Owners

To the knowledge of PennRock, as of February 4, 2005, no person owned of record or beneficially more than five percent of the outstanding common stock of PennRock.

Security Ownership of Management

Information concerning the security ownership of management is set forth in the table appearing in Item 10 above, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

Some of the directors and executive officers of PennRock and Blue Ball National Bank and the companies with which they are associated were customers of and had banking transactions with Blue Ball National Bank in the ordinary course of the Bank’s business during 2004. All loans and commitments to loan made to such persons and to the companies with which they are associated were made on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with other persons and did not involve more than a normal risk of collectibility or present other unfavorable features. It is anticipated that the Bank will enter into similar transactions in the future.

As a matter of policy and as an employee benefit, Blue Ball National Bank makes available home mortgage loans and other loans on a nondiscriminatory basis to all employees of PennRock and its subsidiaries at interest rates below those prevailing for comparable transactions with other persons. The amount of these loans is not considered material and it is anticipated that the Bank will continue its present policy. Loans at preferential rates are not, however, extended to any executive officer or director of PennRock or Blue Ball National Bank.

PennRock Financial Services Corp.

Aaron S. Kurtz, who is a PennRock director, is also the President and owner of Ludwig Office Furniture, Inc. (“Ludwig”). During 2004, the Bank purchased approximately $118,000 of office furniture from Ludwig in connection with the furnishing of two new branch offices which the Bank opened that year. Although the prices paid to Ludwig were not determined on a competitive bid basis, PennRock believes that such prices were consistent with market prices for comparable products and were no greater than the Bank would have paid to an unrelated third party vendor.

On November 30, 2004, PennRock purchased from Chief Executive Officer Melvin Pankuch 26,849 shares of PennRock common stock at a price of $40.34 per share (being equal to the closing price of such shares on November 29, 2004), representing a total purchase price of $1, 083,089. The shares sold by Mr. Pankuch were acquired by him for $416,166 pursuant to the exercise of certain incentive stock options granted to him under the Stock Incentive Plan of 2002. On November 30, 2004, PennRock also paid Mr. Pankuch $144,278 in exchange for the surrender by him of certain non-qualified options to acquire 5,550 shares of PennRock common stock, which options had also been granted to him under the Stock Incentive Plan of 2002. The price paid to Mr. Pankuch in exchange for his surrender of these options was equal to the difference between: (i) the aggregate value of the underlying 5,550 shares PennRock common stock (determined on the basis of a price of $40.34 per share, being equal to the closing price of such shares on November 29, 2004), and (ii) the aggregate exercise price payable under the terms of the options involved. On November 30, 2004, PennRock purchased from Vice President and Treasurer George B. Crisp 6,352 shares of PennRock common stock at a price of $40.34 per share (being equal to the closing price of such shares on November 29, 2004), representing a total purchase price of $256,240. The shares sold by Mr. Crisp were acquired by him for $79,844 pursuant to the exercise of certain incentive stock options granted to him under the Stock Incentive Plan of 2002. On November 30, 2004, PennRock purchased from Michael H. Peuler, Executive Vice President of the Bank, 3,177 shares of PennRock common stock at a price of $40.34 per share (being equal to the closing price of such shares on November 29, 2004), representing a total purchase price of $128,160. The shares sold by Mr. Peuler were acquired by him for $39,681 pursuant to the exercise of certain incentive stock options granted to him under the Stock Incentive Plan of 2002. On December 9, 2004, PennRock purchased from Joseph C. Spada, Executive Vice President of the Bank, 2,795 shares of PennRock common stock at a price of $40.23 per share (being equal to the closing price of such shares on December 8, 2004), representing a total purchase price of $112,443. The shares sold by Mr. Spada were acquired by him for $60,897 pursuant to open market purchases and purchases through the dividend reinvestment plan.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information Concerning Independent Public Accountants

For the year ended December 31, 2003, PennRock engaged Simon Lever LLP, independent certified public accountants (“Simon Lever”), to audit its financial statements and to provide certain non-audit services, including advice on accounting, tax and reporting matters. On September 23, 2003, PennRock’s Board of Directors elected to not to renew the appointment of Simon Lever as PennRock’s independent public accountants, effective upon the completion of their audit of PennRock’s consolidated financial statements for the year ended December 31, 2003, and engaged Crowe Chizek and Company LLC (“Crowe Chizek”) to serve as PennRock’s independent public accountants for fiscal year 2004.

Audit Fees

Audit fees billed to PennRock by Crowe Chizek during 2004 and by Simon Lever during 2003 for services related to the audit of PennRock’s annual consolidated financial statements and the review of the unaudited financial statements included in PennRock’s Quarterly Reports on Form 10-Q totaled $152,680 and $55,686, respectively.

Audit Related Fees

Crowe Chizek did not perform any audit related services in 2004. Fees billed to PennRock by Simon Lever during 2003 for audit related services totaled $3,200 and $16,100, respectively. Audit related services performed by Simon Lever consisted principally of the audit of the Blue Ball National Bank Profit Sharing Plan, a FNMA annual eligibility compliance review, and matters relating to management’s review and assessment of the effectiveness of PennRock’s internal controls.

PennRock Financial Services Corp.

Tax Fees

Crowe Chizek did not perform any tax related services in 2004. Fees billed to PennRock by Simon Lever during 2003 for tax related services totaled $6,045. Tax related services performed by Simon Lever consisted principally of tax compliance, tax advice and tax planning.

All Other Fees

Fees billed to PennRock by Crowe Chizek during 2004 and by Simon Lever during 2003 for all services other than those identified above totaled $4,274 and $10,254, respectively. The other services performed by Crowe Chizek and by Simon Lever consisted principally of research and advice on various accounting issues.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee pre-approves all audit and non prohibited, non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors. Under the policy, pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. For each proposed service, the independent auditor is required to provide detailed back-up documentation at the time of approval or such other detailed information as the Audit Committee deems appropriate. The Audit Committee may delegate pre-approval authority to one or more of its members. Such a member must report any decisions to the Audit Committee at the next scheduled meeting. There were no waivers by the Audit Committee of the pre-approval requirement for permissible non-audit services in 2004.

PennRock Financial Services Corp.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements. required in response to this Item are incorporated by reference to Part II, Item 8 of this Report.

The following consolidated financial statements of PennRock and the report of the independent certified public accountants thereon filed with this report are incorporated by reference to Part II, Item 8 of this Report.:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules.

These Financial Statement Schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the note thereto.

3.	The Exhibits to this Annual Report filed herewith or incorporated by reference as a part are set forth in (c) below.

(b) PennRock filed the following Current Reports on Form 8-K from October 1, 2004 to December 31, 2004:

Current Report on Form 8-K dated October 18, 2004, announcing PennRock’s earnings for the quarter ended September 30, 2003.

Current Report on Form 8-K dated November 16, 2004, announcing that PennRock and Community Banks, Inc. had signed an agreement wherein PennRock will be merged with and into Community Banks, Inc.

Current Report on Form 8-K dated November 22, 2004, announcing that PennRock and Community Banks, Inc. had signed a definitive agreement which sets forth the terms and conditions for the merger of PennRock with and into Community Banks, Inc.

Current Report on Form 8-K dated December 14, 2004, announcing that PennRock’s Board of Directors had declared a quarterly cash dividend.

(c)        Exhibit Index

3(a)	Articles of Incorporation of PennRock, incorporated by reference to Exhibit 3(a) of PennRock’s Annual Report on Form 10-K for the year ended December 31, 2000.

3(b)	Bylaws of PennRock, incorporated by reference to Exhibit 3(b) of PennRock’s Annual Report on Form 10-K for the year ended December 31, 2003.

10(a)	Omnibus Stock Plan, incorporated by reference to Exhibit 4.1 to PennRock’s Registration Statement Number 33-53022 of Form S-8 dated October 8, 1992.

10(b)	Executive Incentive Compensation Plan, incorporated by reference to Exhibit 10(b) of PennRock’s Annual Report on Form 10-K for the year ended December 31, 2000.

PennRock Financial Services Corp.

10(c)	Melvin Pankuch Deferred Compensation Agreement Plan, incorporated by reference to Exhibit 10(c) of PennRock’s Annual Report on Form 10-K for the year ended December 31, 2000.

10(d)	Melvin Pankuch Employment Agreement, incorporated by reference to Exhibit 10(d) of PennRock’s Annual Report on Form 10-K for the year ended December 31, 2000.

10(e)	Employment Agreement with Certain Executive Officers, incorporated by reference to Exhibit 10(e) of PennRock’s Annual Report on Form 10-K for the year ended December 31, 2000.

10(f)	Stock Incentive Plan of 2002, incorporated by reference to Exhibit 10(f) of PennRock’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

10(g)	Joseph C. Spada Deferred Compensation Plan Trust Declaration incorporated by reference to Exhibit 10(g) of PennRock’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10(h)	George B. Crisp Deferred Compensation Plan Trust Declaration incorporated by reference to Exhibit 10(h) of PennRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

11	Statement re: Computation of Earnings per share (Included herein in Note 1: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included under Part II, Item 8 of this Report.)

21	Subsidiaries of the Registrant

23.1	Consent of Crowe Chizek and Company LLC

23.2	Consent of Simon Lever LLP

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

(d)    Financial Statement Schedules – None required.

PennRock Financial Services Corp.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNROCK FINANCIAL SERVICES CORP.

(Registrant)

Dated:	By /s/	Glenn H. Weaver

Glenn H. Weaver, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 8th of March 2005.

Signatures	Title
/s/ Melvin Pankuch	Executive Vice President, Chief
Executive Officer and Director
Melvin Pankuch

/s/ George B. Crisp	Vice President and Treasurer
(Principal Financial and Accounting Officer)
George B. Crisp

/s/ Dennis L. Dinger
Chairman and director
Dennis L. Dinger

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