Form 10-K/A
period 2004-12-31
PENNROCK FINANCIAL SERVICES CORP
filed 2005-04-13
CIK 790988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

AMENDMENT NO. 1

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

PennRock Financial Services Corp.

EXPLANATORY NOTE

In reliance upon the Order of the Securities and Exchange Commission issued under Section 36 of the Securities Exchange Act of 1934 (Release No. 50754, November 30, 2004), PennRock Financial Services Corp (the “Company”) omitted from Item 9A of its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “Original Report”) both the annual report of its management on internal control over financial reporting, as required by Item 308(a) of Regulation S-K, as well as the related attestation report of a registered public accounting firm, as required by Item 308(b) of Regulation S-K. The Company is filing this Amendment No. 1 to Annual Report on Form 10-K (the “Amendment”) to provide the information that was omitted from Item 9A of the Original Report. No other information is being amended by this Amendment and the Company has not updated disclosures in this Amendment to reflect any event subsequent to the Company’s filing of the Original Report.

ITEM 9A. CONTROLS AND PROCEDURES (Amended)

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by PennRock’s management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934) pursuant to Exchange Act Rule 13a-15. Based on that evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures as of December 31, 2004 are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) to be included in the Company’s periodic filings under the Exchange Act. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

Changes in Internal Control over Financial Reporting in the Most Recent Fiscal Quarter

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2004 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PennRock Financial Services Corp.

A material weakness is a significant deficiency (as defined in Public Company Accounting Oversight Board Auditing Standard No. 2), or a combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course by management or employees in the normal course of performing their assigned functions.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. Management’s assessment identified the following material weakness in the Company’s internal control over financial reporting:

•	As of December 31, 2004, the Company did not maintain effective internal control over the recording of stock option exercises when shares are promptly repurchased by the Company, resulting in compensation expense recognition. The Company failed to record this compensation expense at the time of the transaction. This omission was identified by the Company’s independent registered public accounting firm and was corrected prior to the release of the Company’s earnings for the fourth quarter and year ended December 31, 2004.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weakness described above, management believes that, as of December 31, 2004, the Company’s internal control over financial reporting was not effective.

Post year-end remediation to address the material weakness is as follows:

•	During the first quarter of 2005, the Company implemented a policy which requires management, prior to engaging in an unusual or complex transaction, to seek outside counsel, legal and accounting as appropriate, on the proper method of recording the transaction.

The Company’s independent registered public accounting firm has issued their report on management’s assessment of the Company’s internal control over financial reporting which follows.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

We have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting, that PennRock Financial Services Corp. did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of a material weakness (as explained further below), based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

PennRock Financial Services Corp.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of December 31, 2004, the Company did not maintain effective internal control over the recording of stock option exercises when shares issued are promptly repurchased by the Company, resulting in compensation expense recognition. The transactions giving rise to this control deficiency were initiated for the first time by the Company in the fourth quarter of 2004. The error resulting from this control deficiency was identified and corrected prior to the release of the Company’s earnings for the fourth quarter and year ended December 31, 2004 as a result of our intervention. However, this control deficiency results in more than a remote likelihood that a material misstatement to the annual or interim financial statements will not be prevented or detected. Accordingly, management has determined that this condition constitutes a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated March 4, 2005 on those financial statements.

In our opinion, management’s assessment that PennRock Financial Services Corp. did not maintain effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, PennRock Financial Services Corp. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We do not express an opinion or any other form of assurance on management’s statement regarding post year-end remediation actions.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PennRock Financial Services Corp. as of December 31, 2004 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended and our report dated March 4, 2005 expressed an unqualified opinion on those consolidated financial statements.

Crowe Chizek and Company LLC

Columbus, Ohio
March 29, 2005

PennRock Financial Services Corp.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

None

(b)	Exhibit Index

23	Consent of Crowe Chizek and Company LLC

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

(c)	Financial Statement Schedules – None required.

PennRock Financial Services Corp.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNROCK FINANCIAL SERVICES CORP.

(Registrant)

Dated: April 12, 2005	By	/s/ Glenn H. Weaver

Glenn H. Weaver, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 12th of April 2005.

Signatures	Title

Executive Vice President, Chief
/s/ Melvin Pankuch	Executive Officer and Director
Melvin Pankuch

Vice President and Treasurer
/s/ George B. Crisp	(Principal Financial and Accounting Officer)
George B. Crisp

/s/ Dennis L. Dinger	Chairman and director
Dennis L. Dinger

/s/ Glenn H. Weaver	President and director
Glenn H. Weaver

/s/ Robert K. Weaver	Secretary and director
Robert K. Weaver

/s/ Dale M. Weaver	Director
Dale M. Weaver

/s/ Aaron S. Kurtz	Director
Aaron S. Kurtz

/s/ Robert L. Spotts	Director
Robert L. Spotts

/s/ Lewis M. Good	Director
Lewis M. Good

/s/ Irving E. Bressler	Director
Irving E. Bressler

/s/ Sandra J. Bricker	Director
Sandra J. Bricker