Form 10-Q
period 2005-03-31
PENNROCK FINANCIAL SERVICES CORP
filed 2005-05-10
CIK 790988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005	Commission file number 0-15040

PENNROCK FINANCIAL SERVICES CORP.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	23-2400021

(State of incorporation)	(IRS Employer Identification Number)

1060 Main Street
Blue Ball, Pennsylvania	17506

(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code (717) 354-4541

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2), has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes ☑ No ☐

As of April 29, 2005, there were 7,700,820 shares of Common Stock, Par Value $2.50 Per Share, outstanding.

PennRock Financial Services Corp. and Subsidiaries

PennRock Financial Services Corp. and Subsidiaries

PART I. FINANCIAL INFORMATION
For the Quarter Ended March 31, 2005

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

Amounts in thousands except share and per share data

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Cash and due from banks	25,372	$17,994
Short-term investments	5,807	4,358

Cash and cash equivalents	31,179	22,352
Mortgages held for sale	2,862	3,758
Securities available for sale (at fair value)	268,800	302,623

Loans	826,683	773,324
Allowance for loan losses	(9,008)	(9,007)

Net loans	817,675	764,317
Premises and equipment	17,104	17,032
Accrued interest receivable	3,578	3,463
Bank owned life insurance	28,751	28,539
Goodwill	10,051	10,051
Other intangible assets, net	1,062	1,083
Other assets	25,877	21,866

Total assets	$1,206,939	$1,175,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$154,965	$158,104
Interest bearing	691,194	670,630

Total deposits	846,159	828,734
Short-term borrowings	114,206	125,459
Long-term debt	127,000	102,000
Accrued interest payable	3,125	2,926
Other liabilities	10,889	12,475

Total liabilities	1,101,379	1,071,594
Stockholders’ Equity:
Common stock, par value $2.50 per share; authorized – 20,000,000 shares; issued – 7,718,543 shares	19,296	19,296
Surplus	54,867	54,798
Accumulated other comprehensive loss, net of tax	(3,549)	(3,008)
Retained earnings	35,403	33,416
Treasury stock at cost (17,723 and 39,200 shares)	(457)	(1,012)

Total stockholders’ equity	105,560	103,490

Total liabilities and stockholders’ equity	$1,206,939	$1,175,084

See accompanying condensed notes to consolidated financial statements.

PennRock Financial Services Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

In thousands, except share and per share data

	For the Three Months Ended
	March 31,
	2005	2004
Interest income:
Interest and fees on loans	$12,422	$10,566
Securities available for sale:
Taxable	2,689	2,587
Tax-exempt	112	154
Other	63	28

Total interest income	15,286	13,335

Interest expense:
Deposits	3,480	2,803
Short-term borrowings	919	286
Long-term debt	1,328	1,223

Total interest expense	5,727	4,312

Net interest income	9,559	9,023
Provision for loan losses		398

Net interest income after provision for loan losses	9,559	8,625

Non-interest income:
Service charges on deposit accounts	799	808
Other service charges and fees	106	92
Financial services	1,058	1,379
Net realized gains on sales of available for sale securities	240	640
Mortgage banking	118	243
Increase in cash surrender value of bank owned life insurance	226	261
Other	417	627

Total non-interest income	2,964	4,050

Non-interest expenses:
Salaries and benefits	4,953	4,861
Occupancy, net	591	496
Equipment depreciation and service	342	220
Other	1,994	1,883

Total non-interest expense	7,880	7,460

Income before income taxes	4,643	5,215
Income taxes	958	1,096

Net income	$3,685	$4,119

Per share information:
Basic earnings	$0.48	$0.54
Diluted earnings	0.47	0.53
Cash dividends	0.22	0.20
Weighted average number of shares outstanding:
Basic	7,693,545	7,640,416
Diluted	7,778,940	7,755,301

See accompanying condensed notes to consolidated financial statements.

PennRock Financial Services Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Amounts in thousands

	For the Three Months Ended
	March 31,
	2005	2004
Net income	$3,685	$4,119
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale:
Gain (loss) arising during the period, net of tax (benefit) of ($207) and $263 respectively	(385)	489
Reclassification adjustment for gains included in net income, net of tax of $84 and $224 respectively	(156)	(416)

Other comprehensive income (loss)	(541)	73

Comprehensive income	$3,144	$4,192

See accompanying condensed notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Amounts in thousands

	Three Months Ended
	March 31,
	2005	2004
Net cash used in operations	($312)	($9)
Investing activities:
Proceeds from sales of securities available for sale	31,500	42,317
Purchases of securities available for sale	(10,670)	(34,504)
Maturities of securities available for sale	11,980	10,339
Net (increase) decrease in loans	(53,359)	2,030
Purchases of premises and equipment	(409)	(274)

Net cash (used in) provided by investing activities	(20,958)	19,908
Financing activities:
Net increase (decrease) in non-interest bearing deposits	(3,139)	5,731
Net increase in interest bearing deposits:	20,564	19,165
Net decrease in short-term borrowings	(11,253)	(40,046)
Increase in long-term debt	25,000
Issuance of treasury stock	623	512
Acquisition of treasury stock		(206)
Cash dividends	(1,698)	(1,530)

Net cash (used in) provided by financing activities	30,097	(16,374)

Increase in cash and cash equivalents	8,827	3,525
Cash and cash equivalents, beginning of year	22,352	24,141

Cash and cash equivalents, end of period	$31,179	$27,666

See accompanying condensed notes to consolidated financial statements.

PennRock Financial Services Corp. and Subsidiaries

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2004

NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of PennRock Financial Services Corp. and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

The information contained in the financial statements is unaudited. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of interim periods have been made. These unaudited interim statements are presented in accordance with the requirements of Form 10-Q, accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. These condensed notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in PennRock’s Annual Report on Form 10-K for the year ended December 31, 2004.

Earnings per share (“EPS”):

Basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated by dividing net income by the weighted-average number of shares outstanding during the period plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued consist of outstanding stock options and are determined by using the treasury stock method. Adjustments to net income and the weighted average number of shares of common stock are made only when such adjustments dilute earnings per share. For the three months ending March 31, 2005 and 2004, there were no options that were antidilutive.

Net income in thousands

	Three Months Ended
	March 31,
	2005	2004
Net income	$3,685	$4,119
Average number of common shares outstanding	7,693,545	7,640,416

Basic earnings per share	$0.48	$0.54

Add effect of dilutive options	85,395	94,694

Diluted average number of shares outstanding	7,778,940	7,735,110

Diluted earnings per share	$0.47	$0.53

PennRock Financial Services Corp. and Subsidiaries

Stock based employee compensation:

Pro forma information regarding net income and earnings per share has been determined as if we had accounted for all stock-based compensation under the fair value method of SFAS 123.

Amounts in thousands except per share data

	Three Months Ended
	March 31,
	2005	2004
Net income as reported	$3,685	$4,119
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax effect	(66)	(49)

Pro-forma net income	$3,619	$4,070

Earnings per share:
Basic – as reported	$0.48	$0.54
Basic – pro-forma	0.47	0.53
Diluted – as reported	0.47	0.53
Diluted – pro-forma	0.47	0.52

No options were granted for the three months ended March 31, 2005 or 2004.

SFAS 123R

In December 2004, the Financial Accounting Standards Board (“the FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R which was a revision of SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for equity instruments of the company. Among other things, SFAS 123R eliminates the ability to account for stock-based compensation using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. For PennRock, SFAS No. 123R would be effective for options granted after January 1, 2006.

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

PennRock Financial Services Corp. and Subsidiaries

NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES

The financial statements do not reflect various commitments and contingent liabilities, such as commitments to extend credit, letters of credit and liability for assets held in a fiduciary capacity, which arise in the normal course of business. Commitments under outstanding letters of credit amounted to $40.1 million and commitments to extend credit totaled $179.9 million at March 31, 2005. Management does not anticipate any significant loss as a result of these transactions. Substantially all of the unused commitments to extend credit are at variable rates or will be provided at the prevailing fixed rate when the loans are originated or the lines are used.

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

NOTE 4. SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of securities available for sale as of March 31, 2005 and December 31, 2004 are as follows:

Amounts in thousands

	March 31, 2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. government agency securities	$11,129	$	($224)	$10,905
Obligations of states and political subdivision	7,536	37	(265)	7,308
Mortgage-backed securities	82,816	5	(1,325)	81,496
Collateral mortgage obligations	59,401	15	(1,227)	58,189
Floating rate corporate notes	49,243	37	(1,316)	47,964

Total debt securities	210,125	94	(4,357)	205,862
Equity securities	64,135	352	(1,549)	62,938

Total securities available for sale	274,260	$446	($5,906)	$268,800

PennRock Financial Services Corp. and Subsidiaries

Amounts in thousands

	December 31, 2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. government agency securities	$11,132	$1	($107)	$11,026
Obligations of states and political subdivision	9,935	172	(230)	9,877
Mortgage-backed securities	89,569	121	(295)	89,395
Collateral mortgage obligations	56,317	44	(538)	55,823
Floating rate corporate notes	71,083	365	(2,114)	69,334

Total debt securities	238,036	703	(3,284)	235,455
Equity securities	69,216	576	(2,624)	67,168

Total securities available for sale	$307,252	$1,279	($5,908)	$302,623

The amortized cost and estimated fair value of debt securities as of March 31, 2005 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Amounts in thousands

	Amortized	Fair
	Cost	Value
Due after one year through five years	$160	$157
Due after five years through ten years	8,969	8,780
Due after ten years	58,779	57,240

	67,908	66,177
Mortgage backed securities	82,816	81,496
Collateralized mortgage obligations	59,401	58,189

Total debt securities	$210,125	$205,862

NOTE 5. LOANS

The loan portfolio, net of unearned income and deferred loan fees is as follows:

In thousands

	March 31,	December 31,
	2004	2003
Commercial, financial and agricultural:
Commercial, secured by real estate	$450,684	$419,114
Agricultural	9,380	8,654
Other	107,455	91,133
Real estate – construction	48,915	47,681
Real estate – mortgage	201,415	198,217
Consumer	8,834	8,525

Total loans	$826,683	$773,324

Included in the loan portfolio are loans on which PennRock has ceased the accrual of interest. Such loans amounted to $2.4 million as of March 31, 2005 and $277,000 as of December 31, 2004. Also included in the loan portfolio are loans which are still accruing but are 90 days past due as to principal or interest. Such loans amounted to $88,000 as of March 31, 2005 and $225,000 as of December 31, 2004.

PennRock Financial Services Corp. and Subsidiaries

NOTE 6. LONG-TERM DEBT

On February 17, 2005, PennRock obtained two fixed rate advances from the Federal Home Loan Bank. One advance was for $10 million bearing interest at 3.95% and maturing on February 19, 2008. The other advance was for $15 million bearing interest at 4.08% and maturing on February 17, 2009. The proceeds from these advances was used to fund loan growth and pay-down short-term borrowings.

NOTE 7. PENDING MERGER

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

FORWARD LOOKING STATEMENTS

In addition to historical information, this Report on Form 10-Q includes certain “forward-looking statements,” as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934, based on current management expectations. PennRock’s actual results could differ materially from those management expectations. Such forward-looking statements include statements regarding our intentions, beliefs or current expectations as well as the assumptions on which such statements are based. Also included in such forward-looking statements are statements regarding PennRock’s proposed merger with Community Banks, Inc. (“Community”). Stockholders and potential stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Words such as “expect,” “feel,” “believe,” “will,” “may,” “anticipate,” “plan,” “estimate,” “intend,” “should,” and similar expressions or the negative thereof are intended to identify forward looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of PennRock’s loan and investment portfolios, changes in accounting principles, policies or guidelines and other economic, competitive, governmental and technological factors affecting PennRock’s operations, markets, products services and fees. In addition, the benefits from the proposed merger with Community may not be fully realized due to, among other things, the business of PennRock and Community may not be combined successfully, or such combination may take longer to accomplish than expected, the growth opportunities and cost savings from the merger of PennRock and Community may not be fully realized or may take longer to realize than expected, operating cost and business disruption following the completion of the merger, including adverse effects on relationships with employees, may be greater than expected, governmental approvals of the merger may not be obtained, or adverse regulatory conditions may be imposed in connection with governmental approvals of the merger. PennRock undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

CRITICAL ACCOUNTING POLICIES

PennRock’s financial position and results of operations are impacted by management’s application of accounting policies involving judgments made to arrive at the carrying value of certain assets. In implementing its policies, management must make estimates and assumptions about the effect of matters that are inherently less than certain. Actual results could differ significantly from these estimates which could materially affect the amounts of our assets, liabilities, income and expenses. A variety of estimates impact the carrying value of the loan portfolio, including the amount of the allowance for loan losses, the placement of loans on non-accrual status. For a more detailed discussion on critical accounting policies, see “Critical Accounting Policies” in PennRock’s Annual Report on Form 10-K for the year ended December 31, 2004.

PennRock Financial Services Corp. and Subsidiaries

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total assets of PennRock increased $31.9 million or 2.7% from year-end 2004. Loans grew $53.4 million, securities available for sale decreased $33.8 million, deposits increased $17.4 million while borrowed funds increased $13.7 million.

For the first three months of 2005, net income totaled $3.7 million or $.48 per share compared with $4.1 million or $.54 per share for the first three months of 2004, a decrease of $434,000 or 10.5%. Net interest income increased $536,000, non-interest income excluding security gains and losses decreased $686,000 and non-interest expenses increased $420,000. Dividends of $1.7 million or $.22 per share were paid in the first three months of 2005 compared with $1.5 million or $.20 per share in 2004. The dividend payout ratio was 46% in 2005 and 37% in 2004.

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

Table 1 presents net interest income on a fully taxable equivalent basis for the first quarter of 2005 and 2004. For the first quarter of 2005, net interest income on a fully taxable equivalent basis totaled $9.9 million, an increase of $298,000 or 3.1% from $9.6 million earned for the same period of 2004.

TABLE 1. – NET INTEREST INCOME

Amounts in thousands

	Three Months Ended
	March 31,
	2005	2004
Total interest income	$15,286	$13,335
Total interest expense	5,727	4,312

Net interest income	9,559	9,023
Tax equivalent adjustment	314	552

Net interest income (taxable equivalent)	$9,873	$9,575

The amount of non-taxable interest earned determines the size of tax equivalent adjustment necessary to convert net interest income into fully taxable equivalent net interest income. The sources of non-taxable interest income for PennRock are from interest earned on municipal bonds, dividends from Fannie Mae and Federal Home Loan Mortgage Corporation (“FHLMC”) preferred stock and from loans which qualify for tax-exempt status. The dividends earned on Fannie Mae and FHLMC preferred stock are 70% tax-free.

Table 2 presents the average balances, taxable equivalent interest income and expense and rates for PennRock’s assets and liabilities for the three months ended March 31, 2005 and 2004.

Net interest income earned in the first quarter of 2005 increased from the first quarter of last year as the yield on earning assets increased which was partially offset by an increase in funding costs. Both net interest spread and net interest margin declined from last year.

PennRock Financial Services Corp. and Subsidiaries

TABLE 2 – AVERAGE BALANCES, RATES, AND INTEREST INCOME AND EXPENSE
(Taxable equivalent basis)

Amounts in thousands

			Three Months Ended March 31,
	2005			2004
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest earning assets:
Short-term investments	$5,221	$19	1.48%	$5,652	$17	1.21%
Mortgages held for sale	2,357	43	7.40%	1,093	21	7.71%
Securities available for sale	301,812	3,046	4.09%	302,782	3,210	4.25%
Loans:
Mortgage	448,521	6,936	6.27%	413,495	6,490	6.30%
Commercial	247,952	3,944	6.45%	202,030	2,799	5.56%
Consumer	105,216	1,612	6.21%	96,027	1,350	5.64%

Total loans(1)	801,689	12,491	6.32%	711,552	10,639	6.00%

Total earning assets	1,111,079	15,600	5.69%	1,021,079	13,887	5.45%

Other assets	93,615			89,023

Total assets	$1,204,694			$1,110,102

LIABILITIES AND STOCKHOLERS’ EQUITY
Interest bearing deposits:
Demand	$230,089	711	1.25%	$219,029	545	1.00%
Savings	96,585	179	0.75%	90,016	168	0.75%
Time	352,866	2,590	2.98%	343,003	2,090	2.44%

Total interest bearing deposits	679,540	3,480	2.08%	652,048	2,803	1.72%
Short-term borrowings	143,980	919	2.59%	102,307	286	1.12%
Long-term debt	113,944	1,328	4.73%	102,000	1,223	4.81%

Total interest bearing liabilities	937,464	5,727	2.48%	856,355	4,312	2.02%

Non-interest bearing deposits	150,179			141,845
Other liabilities	12,377			11,860
Stockholders’ equity	104,674			100,042

Total liabilities and stockholders’ equity	$1,204,694			$1,110,102

Net interest income		$9,873			$9,575

Net interest spread			3.22%			3.44%

Net interest margin			3.60%			3.76%

(1)	Average loan balances exclude non-accrual loans.

Although the Federal Reserve raised interest rate 50 percentage points in the first quarter of 2005 and 175 basis points from a year ago, the yield on earning assets only increased 24 basis points. Yields earned on securities available for sale decreased from 4.25% to 4.09% while yields on loans increased from 6.00% to 6.32%. The yield on new loans originated in the first quarter of 2005 was 6.02% compared with 5.30% in the first quarter last year. New loans originated in the first quarter of 2005 totaled $112 million compared with $65 million in the first quarter last year. Fees on loans recognized in the first quarter of 2005 were $481,000 and $345,000 last year. The amount of loan fees earned is included in the calculation of loan yields.

PennRock Financial Services Corp. and Subsidiaries

The rate paid on interest bearing deposits increased from 1.72% in the first quarter of 2004 to 2.08% in the first quarter of 2005. The rate paid on short-term borrowings increased from 1.12% to 2.59% while the rate paid on long-term debt decreased from 4.81% to 4.73%.

The interest rate spread declined from 3.44% to 3.22%, while the net interest margin declined from 3.76% to 3.60% during the first quarter.

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

TABLE 3 – VOLUME AND RATE ANALYSIS OF CHANGES IN INTEREST INCOME
(Taxable equivalent basis)

Amounts in thousands

	Three Months Ended
	March 31,
	2005 over 2004
	Change due to		Total
	Volume	Rate	Change
Interest earned on:
Short-term investments	($1)	$3	$2
Mortgages held for sale	24	(2)	22
Securities	(10)	(154)	(164)
Loans	1,348	505	1,853

Total interest income	1,361	352	1,713

Interest paid on:
Interest bearing demand deposits	28	138	166
Savings deposits	12	(1)	11
Time deposits	60	440	500
Short-term borrowings	116	517	633
Long-term debt	143	(38)	105

Total interest expense	359	1,056	1,415

Net interest income	$1,002	($704)	$298

The average balance of interest-earning assets in the first quarter of 2005 grew $90 million over the first quarter of 2004 while the average yield increased 24 basis points. The volume increase generated $1.4 million of additional interest income while the increase in yield produced an additional $352,000. For the first quarter of 2005, total interest income, measured on a taxable equivalent basis, increased by $1.7 million over the first quarter of 2004.

The average balance of interest bearing liabilities in the first quarter of 2005 grew $81 million over the first quarter of 2004 while the rate paid increased 46 basis points. The volume increase caused interest expense to increase $359,000 and the increase in the rate paid increased interest expense $1.1 million. Total interest expense for the first quarter of 2005 increased $1.4 million over the first quarter of 2004.

For the first quarter of 2005 over the first quarter of 2004, net interest income increased $1.0 million due to volume increases and declined $704,000 due to changes in rates. Total net interest income increased $298,000.

PennRock Financial Services Corp. and Subsidiaries

NON-INTEREST INCOME

Table 4 indicates changes in the major categories of non-interest income for the three months ended March 31, 2005 and 2004. PennRock generates non-interest income in connection with fees charged on deposits and other products, asset management and trust services, retirement plan administration fees, sales of securities through the implementation of management’s asset/liability policy, increases in the cash surrender value of bank-owned life insurance, sale and servicing of mortgage loans, and merchant, ATM and debit card fees.

TABLE 4 – NON-INTEREST INCOME

In thousands

	For the Three Months Ended
	March 31,		Change
	2005	2004	$	%
Service charges on deposit accounts	$799	$808	($9)	(1%)
Other service charges and fees	106	92	14	15%
Financial services	1,058	1,379	(321)	(23%)
Net gains on sale of securities available for sale	240	640	(400)	(63%)
Mortgage banking	118	243	(125)	(51%)
Increase in cash surrender value of bank owned life insurance	226	261	(35)	(13%)
Other	417	627	(210)	(33%)

Total non-interest income	$2,964	$4,050	($1,086)	(27%)

Total non-interest income decreased $1.1 million or 27% in the first quarter of 2005 from the first quarter of 2004. The largest decrease was a drop of $400,000 in realized gains on sale of securities. Financial services fees decreased $321,000 from the first quarter of last year primarily due to a decline in assets under management by PFA. The decrease in income from mortgage banking reflects a reduction in volume of mortgage refinancing activity from 2004. The decrease in earnings on the bank owned life insurance reflects a decrease in yield of the underlying securities.

NON-INTEREST EXPENSE

Table 5 indicates changes in the major categories of non-interest expense for the three months ended March 31, 2005 and 2004.

TABLE 5 – NON-INTEREST EXPENSE

In thousands

	For the Three Months Ended
	March 31,		Change
	2005	2004	$	%
Salaries and benefits	$4,953	$4,861	$92	2%
Occupancy expenses, net	591	496	95	19%
Equipment depreciation and service	342	220	122	55%
Marketing and public relations	212	190	22	12%
Computer hardware and software expense	241	228	13	6%
Other	1,541	1,465	76	5%

Total non-interest expense	$7,880	$7,460	$420	6%

Total non-interest expense for the first quarter of 2005 increased $420,000 or 6% over the first quarter of 2004. This increase is attributable in part to employee benefit insurance costs which increased $121,000 and audit fees which increased $187,000. All other non-interest expenses increased by $112,000 or 2% from the first quarter of last year. Included in the other non-interest expense category are legal, consulting and other professional

PennRock Financial Services Corp. and Subsidiaries

fees, supplies, liability insurance, fees for outsourced services and shares tax expense. The number of full-time equivalent employees decreased from 343 at March 31, 2004 to 340 at March 31, 2005.

PennRock Financial Services Corp. and Subsidiaries

PROVISION AND ALLOWANCE FOR LOAN LOSSES

There was no provision for loan losses charged to earnings in the first quarter of 2005 compared with $398,000 for the first quarter of last year. The provision is based on management’s estimate of the amount needed to maintain an adequate allowance for loan losses. The adequacy of the allowance is examined in light of past loan loss experience, current economic conditions, volume of non-performing and delinquent loans and other relevant factors. For a more detailed discussion of PennRock’s methodology for determining the adequacy of the allowance, see “Allowance for Loan Losses” on page 24 of PennRock’s Annual Report on Form 10-K for the year ended December 31, 2004. Table 6 provides an analysis of the changes in the Allowance for Loan Losses for the three months ended March 31, 2005 and 2004.

TABLE 6 – ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

Amounts in thousands

	Three Months Ended
	March 31,
	2005	2004
Balance, beginning of period	$9,007	$8,643
Provision charged to operating expense		398

Total loans charged off	(67)	(107)
Total recoveries	68	15

Net (charge-offs) recoveries	1	(92)

Balance, end of period	$9,008	$8,949

Total loans:
Average	$802,134	$712,463
Period-end	826,683	709,648
Ratios:
Net charge-offs to average loans (annualized)	0.00%	0.05%
Allowance for loan losses to period end loans	1.09%	1.26%

NON-PERFORMING ASSETS

Table 7 reflects PennRock’s non-performing assets at March 31, 2005 and December 31, 2004. PennRock’s policy is to discontinue the accrual of interest on loans for which the principal or interest is past due 90 days or more unless the loan is well secured and corrective action has begun or the loan is in the process of collection. When a loan is placed on non-accrual status, any unpaid interest is charged against income. Other real estate owned represents property acquired through foreclosure.

PennRock Financial Services Corp. and Subsidiaries

TABLE 7 – NON-PERFORMING ASSETS

Amounts in thousands

	March 31,	December 31,
	2005	2004
Non-accrual loans	$2,395	$277
Loans accruing but 90 days past due as to principal or interest	88	225

Total non-performing loans	2,483	502
Other real estate owned	69	69

Total non-performing assets	$2,552	$571

Ratios:
Non-performing loans to total loans	0.30%	0.06%
Non-performing assets to total loans and other real estate owned	0.31%	0.07%
Allowance for loan losses to non-performing loans	362.79%	1794.22%

Total non-performing loans increased $2.0 million from year-end due to the addition of one large commercial real estate loan which was placed on non-accrual status. The proportion of non-performing loans to total loans increased from 0.06% at year-end to 0.30% as of March 31, 2005. The coverage ratio of the allowance for loan losses to non-performing loans decreased from 1794% at year-end 2004 to 363% as of March 31, 2005. Loans charged off in the first quarter of 2005 equaled the amount of loan recoveries during the quarter. Net charge-offs in the first quarter of 2004 totaled $92,000. Although non-accrual loans increased during the quarter, we still believe the allowance is adequate to cover probable losses in the portfolio and as a result, did not record any provision for loan losses in the first quarter of 2005. We will begin adding to the allowance when the adequacy of the allowance indicates it is necessary to do so. The allowance is increased through the provision for loan losses which is charged against income.

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

Total deposits increased $17.4 million or 2% from year-end 2004. Non-maturity deposits increased $2.9 million from year-end and time deposits under $100,000 increased by $10.7 million. Short-term borrowed funds declined by $11.3 million and long-term debt increased $25.0 million.

Table 8 reflects the changes in the major classifications of deposits and borrowed funds by comparing the balances at the end of the first quarter of 2005 with year-end 2004.

PennRock Financial Services Corp. and Subsidiaries

TABLE 8 – DEPOSITS AND BORROWED FUNDS BY MAJOR CLASSIFICAIONS

Amounts in thousands

	March 31,	December 31,
	2005	2004
Deposits:
Non-interest bearing	$154,965	$158,104
NOW accounts	47,183	48,593
Money market deposit accounts	186,058	178,539
Savings accounts	97,524	97,488

Total non-maturity deposits	485,730	482,724
Time deposits under $100,000	286,460	275,773

Total core deposits	772,190	758,497
Time deposits of $100,000 or more	73,969	70,237

Total deposits	846,159	828,734
Short-term borrowings	114,206	125,459
Long-term debt	127,000	102,000

Total deposits and borrowed funds	$1,087,365	$1,056,193

CAPITAL RESOURCES

Total stockholders’ equity increased $2.1 million or 2% since year end 2004. Stockholders’ equity is impacted by changes in the unrealized gains and losses of the securities available for sale portfolio, net of deferred taxes and is shown on the consolidated balance sheets as a component of stockholders’ equity as accumulated other comprehensive loss, net of tax. The net unrealized loss increased by $541,000 from year-end 2004. The net unrealized gains and losses of the securities available for sale portfolio are excluded from computations of regulatory ratios.

Table 9 shows PennRock’s capital resources as of March 31, 2005 and at December 31, 2004. PennRock and its subsidiary bank exceed all minimum capital guidelines.

TABLE 9 – CAPITAL RESOURCES

	March 31,	December 31,
	2005	2004
Leverage ratios:
Total capital to total average assets	8.97%	9.02%
Tier 1 capital to total average assets	8.22%	8.24%
Risk-based capital ratios:
Tier 1 capital to risk-weighted assets	10.57%	10.62%
Total capital to risk-weighted assets	11.55%	11.62%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. Our primary market risk arises from interest-rate risk. We acquire interest earning assets (loans and securities) and fund them with interest-bearing and non-interest bearing liabilities (deposits and borrowings). These financial instruments have varying degrees of sensitivity to changes in market interest rates. The disparity of sensitivity between these financial assets and liabilities creates interest rate risk. We believe there have been no material changes in the levels of interest rate risk exposure since year-end 2004. Further information on interest rate risk can be found under the caption “Quantitative and Qualitative Disclosures About Market Risk” on pages 30 to 32 in PennRock’s 2004 Annual Report on Form 10-K.

PennRock Financial Services Corp. and Subsidiaries

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of PennRock’s disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities and Exchange Act of 1934) was carried out by PennRock, as of period end under the supervision and with the participation of PennRock’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that PennRock’s disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by PennRock in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Subsequent to the date of the most recent evaluation of PennRock’s internal controls, PennRock implemented the following corrective action with regard to an identified material weakness. During the first quarter of 2005, the Company implemented a policy which requires management, prior to engaging in an unusual or complex transaction, to seek outside counsel, legal and accounting as appropriate, on the proper method of recording the transaction.

PennRock Financial Services Corp. and Subsidiaries

PART II. OTHER INFORMATION
For the Quarter ended March 31, 2005

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 23, 2004, the Board of Directors authorized the repurchase of up to 300,000 shares of its common stock to be used for future stock dividends and splits, employee benefit plans and other appropriate corporate purposes. There were no share repurchases in the first quarter of 2005. As of March 31, 2005, there were 230,078 shares that could yet be purchased under this plan.

ITEM 3. DEFALULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibits.

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

PennRock Financial Services Corp.

(Registrant)

Date: May 9, 2005	By: /s/ Melvin Pankuch

Melvin Pankuch
Executive Vice President and Chief Executive
Officer

Date: May 9, 2005	By: /s/ George B. Crisp

George B. Crisp
Vice President and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.